Form 10-Q
period 2000-06-30
VIRAGE LOGIC CORP
filed 2000-09-13
CIK 1050776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-31089

                            VIRAGE LOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                77-0416232
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                              46501 LANDING PARKWAY
                            FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

                                 (510) 360-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

As of September 1, 2000 there were 19,387,565 shares of the Registrant's Common Stock outstanding.

                            VIRAGE LOGIC CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                Page
                                                                                ----
PART I - Financial Information

ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
           September 30, 1999.................................................    3

         Condensed Consolidated Statements of Operations for the three
           and nine months ended June 30, 2000 and 1999.......................    4

         Condensed Consolidated Statement of Cash Flows for the nine
           months ended June 30, 2000 and 1999................................    6

         Notes to Condensed Consolidated Financial Statements.................    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................   11

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk............   25

PART II - Other Information

ITEM 1 - Legal Proceedings....................................................   25

ITEM 2 - Changes in Securities and Use of Proceeds............................   26

ITEM 3 - Defaults upon Senior Securities......................................   27

ITEM 4 - Submission of Matters to a Vote of Security Holders..................   27

ITEM 5 - Other Information....................................................   27

ITEM 6 - Exhibits and Reports on Form 8-K.....................................   27

Signatures....................................................................   28

                            VIRAGE LOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                  June 30,      September 30,
                                                                    2000            1999
                                                                -------------   -------------
ASSETS                                                           (unaudited)
------
Current assets:
  Cash and cash equivalents ................................      $  6,847       $  1,513
  Accounts receivable, net .................................         5,537          4,263
  Costs in excess of related billings on uncompleted
    contracts ..............................................           463            332
  Prepaid expenses and other ...............................         1,635            719
  Prepaid taxes ............................................           500             --
                                                                  --------       --------
      Total current assets .................................        14,982          6,827
  Property, equipment and leasehold improvements, net ......         4,228          1,963
  Intangible assets, net of amortization ...................           540             --
  Deferred tax assets ......................................           931            260
                                                                  --------       --------
      Total assets .........................................      $ 20,681       $  9,050
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................      $    443       $    261
  Accrued payroll and related expenses .....................           925            605
  Accrued expenses .........................................         2,127          1,069
  Credit line payable ......................................            --          1,000
  Current portion of capital lease obligations .............           267            179
  Deferred revenue .........................................         1,033          1,835
  Income taxes payable .....................................           345            324
                                                                  --------       --------
      Total current liabilities ............................         5,140          5,273
  Long-term portion of capital lease obligations ...........           332            454
                                                                  --------       --------
      Total liabilities ....................................         5,472          5,727
 Commitments
   Redeemable convertible preferred stock - Series C .......        10,104             --
 Stockholders' equity:
   Convertible preferred stock - Series A ..................             2              2
   Convertible preferred stock - Series B ..................             1              1
   Common stock ............................................             8              6
   Additional paid-in capital ..............................        33,897          6,999
   Notes receivable from stockholders ......................          (800)           (79)
   Deferred stock-based compensation .......................       (12,320)        (2,201)
   Accumulated deficit .....................................       (15,683)        (1,405)
                                                                  --------       --------
      Total stockholders' equity ...........................         5,105          3,323
                                                                  --------       --------
      Total liabilities and stockholders' equity ...........      $ 20,681       $  9,050
                                                                  ========       ========

See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                          Three Months Ended            Nine Months Ended
                                                                       -------------------------    -------------------------
                                                                         June 30,      June 30,       June 30,     June 30,
                                                                           2000          1999           2000         1999
                                                                       -----------   -----------    ----------    -----------
Revenue:
  License .......................................................         5,116          2,459         13,913          5,933
  Royalties .....................................................            26             --             35             --
                                                                       --------       --------       --------       --------
Revenues ........................................................      $  5,142       $  2,459       $ 13,948       $  5,933
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $432 and $29 for the
  three months ended, and $882 and $29 for the nine months
  ended, June 30, 2000 and 1999, respectively) ..................         1,260            640          3,540          1,719
                                                                       --------       --------       --------       --------
      Gross profit ..............................................         3,882          1,819         10,408          4,214
Operating expenses:
  Research and development (exclusive of amortization of
    deferred stock compensation of $683 and $102 for the
    three months ended, and $1,524 and $102 for the
    nine months ended, June 30, 2000 and 1999, respectively) ....         1,669            694          4,702          1,659
  Sales and marketing (exclusive of amortization
    of deferred stock compensation of $373 and
    $140 for the three months ended, and $982 and
    $140 for the nine months ended, June 30, 2000
    and 1999, respectively) .....................................         1,481            709          3,584          1,420
  General and administrative (exclusive of
    amortization of deferred stock compensation of
    $727 and $3 for the three months ended, and
    $1,062 and $3 for the nine months ended,
    June 30, 2000 and 1999, respectively) .......................           488            258          1,634            624
  Stock-based compensation ......................................         2,215            274            274          4,450
                                                                       --------       --------       --------       --------
      Total operating expenses ..................................         5,853          1,935         14,370          3,977
                                                                       --------       --------       --------       --------
Operating income (loss) .........................................        (1,971)          (116)        (3,962)           237
Interest Income .................................................            98              6            212             31
Interest Expense ................................................           (60)           (12)          (218)           (28)
                                                                       --------       --------       --------       --------
Income (loss) before taxes ......................................        (1,933)          (122)        (3,968)           240
Income tax provision ............................................           (93)           (18)          (206)          (156)
                                                                       --------       --------       --------       --------
Net income (loss) ...............................................        (2,026)          (140)        (4,174)            84
Deemed dividend on Series C redeemable convertible
  preferred stock ...............................................            --             --        (10,104)            --
                                                                       --------       --------       --------       --------
Net income (loss) applicable to common stockholders .............      $ (2,026)      $   (140)      $(14,278)      $     84
                                                                       ========       ========       ========       ========

Basic net income (loss) per share applicable to
  common stockholders ...........................................      $  (0.32)      $  (0.03)      $  (2.47)      $   0.02
                                                                       ========       ========       ========       ========
Diluted net income (loss) per share applicable to
  common stockholders ...........................................      $  (0.32)      $  (0.03)      $  (2.47)      $   0.01
                                                                       ========       ========       ========       ========

Proforma basic and diluted net loss per share
  applicable to common stockholders .............................      $  (0.15)            --       $  (1.10)            --
                                                                       ========       ========       ========       ========

See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                      ---------------------
                                                                                        2000          1999
                                                                                      -------       -------
OPERATING ACTIVITIES
  Net income (loss) ............................................................      $(4,174)      $    84
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ..............................................        1,018           313
    Amortization of intangible assets ..........................................          109            --
    Issuance of warrants for services ..........................................          286             7
    Amortization of stock-based compensation ...................................        4,450           274
    Changes in operating assets and liabilities:
         Accounts receivable, net ..............................................       (1,274)       (1,877)
         Prepaid expenses ......................................................       (1,314)         (614)
         Costs in excess of billings on uncompleted contracts ..................         (131)          (97)
         Deferred tax assets ...................................................         (671)           --
         Accounts payable ......................................................          182           (79)
         Accrued payroll and related expenses ..................................          320           349
         Accrued expenses ......................................................          848           876
         Deferred revenue ......................................................         (802)          835
         Income taxes payable ..................................................           21           139
                                                                                      -------       -------
  Net cash provided by (used in) operating activities ..........................       (1,132)          210
INVESTING ACTIVITIES
  Purchase of property, plant and equipment ....................................       (2,566)       (1,279)
                                                                                      -------       -------
  Net cash used in investing activities ........................................       (2,566)       (1,279)
FINANCING ACTIVITIES
  Proceeds from issuance of redeemable convertible preferred stock .............        9,819            --
  Proceeds from issuance of preferred and common stock .........................          445             2
  Repayment from stockholder ...................................................           --            50
  Repayment under line of credit ...............................................       (1,000)           --
  Principal payments on capital lease obligations ..............................         (232)          (75)
                                                                                      -------       -------
  Net cash provided by (used in) financing activities ..........................        9,032           (23)
  Net increase (decrease) in cash and cash equivalents .........................        5,334        (1,092)
  Cash and cash equivalents at beginning of period .............................        1,513         1,972
                                                                                      -------       -------
  Cash and cash equivalents at end of the period ...............................      $ 6,847       $   880
                                                                                      =======       =======
  Supplemental disclosures of cash flow information
    Cash paid for interest .....................................................      $   138       $    28
    Cash paid for income taxes .................................................      $ 1,341       $    17
  Supplemental schedules of noncash investing and financing activities
    Capital lease obligations incurred for the purchase of equipment ...........      $   197       $   409
    Warrants issued for services ...............................................      $   286       $     7
    Warrants issued for software ...............................................      $   422            $-


See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below.

The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Virage Logic Corporation (the "Company") for the six months ended March 30, 2000 and the year ended September 30, 1999, which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, Registration No. 333-36108.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virage Logic International. Intercompany balances and transactions have been eliminated.

In April 2000, the board of directors authorized a one-for-two reverse stock split of the Company's common stock. The related common stock and per-share data in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

NOTE 2. SEGMENT INFORMATION

The Company operates in one business segment, the sale of semiconductor intellectual property for the memory elements of systems-on-a-chip, which it sells to fabless semiconductor companies as well as integrated device manufacturers.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Revenues by geographic region were as follows (in thousands):

                           THREE MONTHS ENDED        NINE MONTHS ENDED
                          --------------------      --------------------
                          6/30/00      6/30/99      6/30/00      6/30/99
                          -------      -------      -------      -------
Revenues:
  United States ....      $ 2,897      $   886      $ 6,953      $ 4,072
  Japan ............          324          780        1,905        1,068
  Canada ...........          897          726        2,390          726
  Other ............        1,024           67        2,700           67
                          -------      -------      -------      -------
      Total ........      $ 5,142      $ 2,459      $13,948      $ 5,933
                          =======      =======      =======      =======

NOTE 3. COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components and was effective for fiscal 1999. The Company had no items, other than net income (loss), of other comprehensive income (loss) to report in any of the periods presented.

NOTE 4. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of the Company's initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if they had been outstanding for all periods presented.

In accordance with SFAS 128, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company. Pro forma basic and diluted net income
(loss) per share, as presented in the statements of operations, have been computed as described above and also give effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance which was effected immediately prior to the closing of the Company's initial public offering on August 4, 2000.

The following table presents the computation of basic and diluted net income
(loss) per share applicable to common stockholders (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          -----------------------       -----------------------
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Net income (loss) applicable to common
  stockholders .....................................      $ (2,026)      $   (140)      $(14,278)      $     84
                                                          ========       ========       ========       ========
Basic:
  Weighted average shares of common stock
    outstanding ....................................         7,780          5,630          6,658          5,622
  Less weighted average shares subject to
    repurchase .....................................        (1,491)          (189)          (867)          (316)
                                                          --------       --------       --------       --------
Shares used in computing basic net income
  (loss) per share applicable to common
  stockholders .....................................         6,289          5,441          5,791          5,306
                                                          ========       ========       ========       ========
Basic net income (loss) per share applicable to
  common stockholders ..............................      $  (0.32)      $  (0.03)      $  (2.47)      $   0.02
                                                          ========       ========       ========       ========
Diluted:
  Effect of dilutive securities:
    Shares used above ..............................         6,289          5,441          5,791          5,306
                                                          ========       ========       ========       ========
    Employee stock options and unvested
      common stock outstanding .....................            --             --             --            784
    Convertible preferred stock ....................            --             --             --          4,469
                                                          --------       --------       --------       --------
    Shares and assumed conversions used in
      computing diluted net income (loss) per
      share applicable to common stockholders ......         6,289          5,441          5,791         10,559
                                                          ========       ========       ========       ========
Diluted net income (loss) per share applicable
  to common stockholders ...........................      $  (0.32)      $  (0.03)      $  (2.47)      $   0.01
                                                          ========       ========       ========       ========
Pro forma:
  Shares used above ................................         6,289                         5,791
  Pro forma adjustment to reflect weighted
    average effect of the assumed conversion
    of convertible preferred stock .................         7,196                         7,196
                                                          --------                      --------
  Shares used in computing pro forma basic
    net loss per share applicable to
    Common stockholders ............................        13,485                        12,987
                                                          ========                      ========
  Pro forma basic net loss per share
    applicable to common stockholders ..............      $  (0.15)                     $  (1.10)
                                                          ========                      ========
Pro forma diluted:
  Effect of diluted securities:
    Shares used to compute pro forma basic
      net loss per share adjusted for add back
      of shares subject to repurchase ..............        13,485                        12,987
                                                          ========                      ========
    Employee stock options and unvested
      common stock outstanding .....................            --                            --
                                                          --------                      --------
    Shares used in computing pro forma
      diluted net loss per share applicable
      to common stockholders .......................        13,485                        12,987
                                                          ========                      ========
Pro forma diluted net loss per share
  applicable to common stockholders ................      $  (0.15)                     $  (1.10)
                                                          ========                      ========

NOTE 5. CREDENCE WARRANTS

In June 2000, the Company entered into a license agreement with Credence and its wholly-owned subsidiary, Fluence Technology, under which the Company licenses from Fluence memory built-in self test logic for integration into the Company's compilers. In exchange for this license, the Company issued a warrant to purchase 50,000 shares of common stock at $4.00 per share to Credence and its affiliates. The Company determined the fair value of the warrant, using the Black-Scholes valuation model. The fair value of the warrant was approximately $422,000. In addition, the Company will pay Fluence Technology royalties on sales of its products that incorporate their technology.

NOTE 6. 2000 EMPLOYEE STOCK PURCHASE PLAN

In April 2000, the Company's board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 200,000 shares of common stock has been reserved for issuance under this plan. On each October 1, starting in 2001, the number of shares will be automatically increased by the lesser of (i) 0.75% of the then outstanding shares of common stock, (ii) 200,000 shares or (iii) such lesser amount as may be determined by the Company's board of directors. Each offering period will consist of six months. The offering periods will generally start on October 1 and April 1 of each year, with the initial offering period beginning on October 1, 2000, and will end on March 31 and September 30 of each year following.

The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant's base compensation, at a price equal to 85% of the lower of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 of stock per year.

NOTE 7. DELAWARE REINCORPORATION

In July 2000, the Company completed its reincorporation in the State of Delaware. The par value of the preferred and common stock is $0.001 per share. The Company's reincorporation has been reflected in the June 30, 2000 and 1999 and the September 30, 1999 financial statements.

NOTE 8. INITIAL PUBLIC OFFERING

On August 4, 2000 the Company closed its initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, the Company sold an additional 562,500 shares of common stock upon the underwriters' exercise of their over-allotment option. Through the public offering and simultaneous private placement, the Company received proceeds of approximately $51.4 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock automatically converted into 7,196,276 shares of common stock.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties including those set forth below under "Factors that May Affect Results of Operations and Financial Condition" that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Operating Results" or pages 22-30 of the prospectus filed August 3, 2000 and "Factors that May Affect Results of Operations and Financial Condition in this report.

OVERVIEW

      Virage Logic provides semiconductor intellectual property for the memory elements of systems-on-a-chip. These chips are used in communications equipment and many electronic devices, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our memories are optimized for our customers' manufacturing processes and are pre-tested through actual manufacture of silicon chips at third-party foundries.

      Revenues consist of license fees for our memories, standard and custom memory compilers and software development tools. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers' specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompanies a master license agreement. Milestone deliveries generally occur over three to six months.

      License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations to perform, the fee is fixed or determinable, and collectibility is probable. License revenues for certain software development tools are recorded ratably over the maintenance term as vendor-specific objective evidence of fair value for the maintenance portion of the revenues does not exist. License revenues on custom memory compilers are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For such licenses, we determine our progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, no such loss provision has been necessary.

      Support revenues related to standard and custom memory compilers are not deferred over the life of the license agreement but rather an estimated cost of support is accrued at the time license revenues are recognized. Our experience to date indicates that the level of resource commitment for support is not significant. In the event that support becomes a significant cost, our revenue recognition policy would be modified to reflect the change.

      Currently, license fees represent substantially all of our revenues. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues from these agreements through the nine months ended June 30, 2000 totaled $35,000. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories.

      For the nine months ended June 30, 2000, ATI Technologies, Conexant, IBM, Level One, Macronix, National Semiconductor and Toshiba, each generated between 5% and 12% of our revenues. Collectively, these companies represented 50% of total revenues for that period.

      Sales to customers located outside the United States accounted for 50% of our revenues for the nine months ended June 30, 2000. Substantially all of our direct sales representatives and field application engineers are located in the United States and serve our customers in the United States, Canada and Europe. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

      Since our inception in November 1995, cost of revenues and our other expense categories have progressively increased as we added personnel and increased the level of our business activities. We intend to continue making significant expenditures associated with general and administrative, research and development and sales and marketing activities, and expect that costs of revenues and these expenses will continue to be a significant percentage of revenues in future periods.

      We have incurred, and will incur in future periods, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant. The aggregate deferred stock-based compensation at June 30, 2000 was $17.2 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended June 30, 2000 was approximately $2.2 million. Amortization of deferred stock-based compensation for the nine months ended June 30, 2000 was approximately $4.5 million. We anticipate that the amortization of stock-based compensation for options granted through June 30, 2000 will equal approximately $6.8 million for fiscal 2000, $6.3 million in 2001, $2.6 million in 2002, $0.9 million in 2003 and $0.2 million in 2004.

RESULTS OF OPERATIONS

      The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

                                            Three Months Ended        Nine Months Ended
                                                  June 30,                 June 30,
                                            ------------------        ------------------
                                             2000         1999         2000         1999
                                            -----        -----        -----        -----
Revenue:
  License ..........................         99.5%       100.0%        99.8%       100.0%
  Royalties ........................          0.5          0.0          0.2          0.0
                                            -----        -----        -----        -----
Revenues ...........................        100.0        100.0        100.0        100.0
Cost of revenues ...................         24.5         26.0         25.4         29.0
                                            -----        -----        -----        -----
Gross profit .......................         75.5         74.0         74.6         71.0
Operating expenses:
  Research and development .........         32.4         28.2         33.7         28.0
  Sales and marketing ..............         28.8         28.8         25.7         23.9
  General and administrative .......          9.5         10.5         11.7         10.5
  Stock-based compensation .........         43.1         11.2         31.9          4.6
                                            -----        -----        -----        -----
Total operating expenses ...........        113.8         78.7        103.0         67.0
                                            -----        -----        -----        -----
  Operating income (loss) ..........        (38.3)        (4.7)       (28.4)         4.0
Interest expense ...................         (1.2)        (0.5)        (1.5)        (0.5)
Interest income ....................          1.9          0.2          1.5          0.5
Income tax provision ...............         (1.8)        (0.7)        (1.5)        (2.6)
                                            -----        -----        -----        -----
Net income (loss) ..................        (39.4)%       (5.7)%      (29.9)%        1.4%
                                            =====        =====        =====        =====

THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

      Revenues. Revenues increased 109.1% to $5.1 million for the three months ended June 30, 2000 from $2.5 million for the same period last fiscal year. Revenues increased 135.1% to $13.9 million for the nine months ended June 30, 2000 from $5.9 million for the same period last fiscal year. The increase in revenues for the three months ended June 30, 2000 is primarily attributable to license fees received from fabless semiconductor companies and integrated device manufacturers resulting from further licensing of our 0.18 micron and 0.15 micron embedded memory technologies. The increase in revenues for the nine months ended June 30, 2000 is primarily attributable to the introduction of our
0.18 micron and 0.15 micron embedded memory technologies during this period and continued licensing of these products.

      Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 113.4% to $3.9 million for the three months ended June 30, 2000 from $1.8 million for the same period last fiscal year. Gross profit increased 147% to $10.4 million for the nine months ended June 30, 2000 from $4.2 million for the same period last fiscal year. Gross profit as a percentage of revenues improved between the nine month periods to 74.6% from 71%. These increases were primarily attributable to increased licensing to fabless semiconductor companies of higher margin embedded memory technologies that required no additional customization. Cost of revenues excludes $432,000 of amortization of stock-based compensation for the three months ended June 30, 2000 and $29,000 of amortization for the same period last fiscal year. Cost of revenues excludes $882,000 of amortization of stock-based compensation for the nine months ended June 30, 2000 and $29,000 of amortization for the same period last fiscal year.

      Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 140.5% to $1.7 million for the three months ended June 30, 2000 from $694,000 for the same period last fiscal year. Research and development expense increased 183.4% to $4.7 million for the nine months ended June 30, 2000 from $1.7 million for the same period last fiscal year. Research and development expense excludes $683,000 of amortization of stock-based compensation for the three months ended June 30, 2000 and $102,000 of amortization for the same period last fiscal year. Research and development expense excludes $1.5 million of amortization of stock-based compensation for the nine months ended June 30, 2000 and $102,000 of amortization for the same period last fiscal year. The increases in research and development expense were primarily due to the ongoing development of our 0.18 micron, 0.15 micron and
0.13 micron embedded memory technologies, as well as new products such as our Custom-Touch CAM, Custom-Touch STAR and Custom-Touch 1T-SRAM. These efforts required hiring additional personnel.

      Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions and other associated costs. Sales and marketing expense increased 108.9% to $1.5 million for the three months ended June 30, 2000 from $709,000 for the same period last fiscal year. Sales and marketing expense increased 152.4% to $3.6 million for the nine months ended June 30, 2000 from $1.4 million for the same period last fiscal year. Sales and marketing expense excludes $373,000 of amortization of stock compensation for the three months ended June 30, 2000 and $140,000 of amortization for the same period last fiscal year. Sales and marketing expense excludes $982,000 of amortization of stock compensation for the nine months ended June 30, 2000 and $140,000 of amortization for the same period last fiscal year. The increases in sales and marketing expense were due to hiring additional personnel and increased salaries and benefits and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our sales force and target new customers for our technologies.

      General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 89.2% to $488,000 for the three months ended June 30, 2000 from $258,000 for the same period last fiscal year. General and administrative expense increased 161.9% to $1.6 million for the nine months ended June 30, 2000 from $624,000 for the same period last fiscal year. General and administrative expense excludes $728,000 of amortization of stock-based compensation for the three months ended June 30, 2000 and $3,000 of amortization for the same period last fiscal year. General and administrative expense excludes $1.1 million of amortization of stock-based compensation for the nine months ended June 30, 2000 and $3,000 of amortization for the same period last fiscal year. The increases in general and administrative expense were primarily due to increased personnel costs and professional fees.

      Stock-Based Compensation. With respect to the grant of stock options to employees, we recorded aggregate deferred stock-based compensation of approximately $4.2 million for the three months ended, and $14.7 million for the nine months ended, June 30, 2000. The amount of deferred stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. We amortized $2.2 million during the three months ended, and $4.5 million during the nine months ended, June 30, 2000.

      Interest Income. Interest income increased to $98,000 for the three months ended June 30, 2000 from $6,000 for the same period last fiscal year. Interest income increased to $212,000 for the nine months ended June 30, 2000 from $31,000 for the same period last fiscal year. These increases were principally due to higher average cash balances resulting from the net proceeds of the sale of our Series C redeemable convertible preferred stock in the first fiscal quarter of 2000.

      Interest Expense. Interest expense increased to $60,000 for the three months ended June 30, 2000 from $12,000 for the same period last fiscal year. Interest expense increased to $218,000 for the nine months ended June 30, 2000 from $28,000 for the same period last fiscal year. These increases were the result of an increase in our average outstanding debt and an increase in fixed assets held under capital leases.

      Income Tax Provision. The provision for income taxes was approximately $93,000 for the three months ended June 30, 2000. The provision for income taxes was approximately $206,000 for the nine months ended June 30, 2000. Although we reported a pretax loss for the nine months ended June 30, 2000, we recorded an income tax provision of $206,000 due to our ability to recognize only federal deferred taxes, as state current taxes paid are not refundable.

      Deemed Dividend. In connection with the sale of Series C redeemable convertible preferred stock in December 1999, we recorded a non-cash charge of $10.1 million for the nine months ended June 30, 2000 to accrete the value of the Series C redeemable convertible preferred stock to its deemed fair value under applicable accounting rules. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, which was the period in which the shares became eligible for conversion.

LIQUIDITY AND CAPITAL RESOURCES

      We financed our operating losses from inception to June 30, 2000 from license revenue, and through the issuance of notes, borrowing under capital leases and the sale of preferred stock. We had a net loss for the nine months ended June 30, 2000 of $4.2 million, which was attributable primarily to a stock-based compensation charge of $4.5 million during that period. At June 30, 2000, we had $6.8 million in cash and cash equivalents, an increase of $5.3 million from cash held at the end of last fiscal year. The increase in cash balances at June 30, 2000 was primarily due to our receipt of $9.8 million of cash proceeds from the sale of our Series C redeemable convertible preferred stock in the first quarter of fiscal 2000.

      We have an accounts receivable revolving line of credit with Silicon Valley Bank that allows us to borrow up to $3.0 million. At June 30, 2000, the total line of credit was available. The interest rate on this line of credit is prime plus 1.0%. We also have a line of credit of $1.1 million with an equipment leasing company. At June 30, 2000, we had utilized $332,000 of this line and had an available balance of $768,000. The outstanding obligations under the equipment line are due over a three-year period. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed.

      Net cash used by operating activities was $1.1 million for the first nine months of fiscal 2000. Increases in accounts receivable, income tax payments and reductions in deferred revenues were the primary uses of cash during the first nine months of 2000.

      Net cash used for investing activities was $2.6 million for the first nine months of fiscal 2000. The increase in investing activities during each of these periods was due to acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $250,000 of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2000.

      Net cash provided by financing activities was $9.0 million for the first nine months of fiscal 2000. Net cash provided by financing activities in the first nine months of fiscal 2000 reflects our receipt of $9.8 million in cash proceeds from the issuance of Series C redeemable convertible preferred stock. The increase in net cash provided by financing activities during the first nine months of fiscal 2000 was partially offset by repayments of $1.0 million on the accounts receivable revolving line of credit and certain repayments for capitalized lease obligations during the first nine months of 2000.

      On August 4, 2000 we closed our initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, we sold an additional 562,500 shares of common stock upon the underwriters' exercise of their over-allotment option. Through the public offering and simultaneous private placement, we received proceeds of approximately $51.4 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock automatically converted into 7,196,276 shares of common stock.

      Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions and working capital, primarily accounts receivable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal years beginning after June 15, 2000. We do not currently have forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes, but it is possible we may enter into such contracts in the future as our international sales or operations expand.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We do not expect the adoption of FIN 44 to have a material effect on our financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We believe our revenue recognition policy is in compliance with SAB 101.


FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE TECHNOLOGY USED IN THE SEMICONDUCTOR INDUSTRY IS RAPIDLY CHANGING AND IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES AND ADAPT OUR EXISTING INTELLECTUAL PROPERTY TO NEW PROCESSES, WE WILL BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS.

      The semiconductor industry has been characterized by an increasingly rapid rate of development of new technologies and manufacturing processes. Our future success depends on our ability to develop new technologies, to adapt our existing intellectual property to satisfy the requirements of new processes and to introduce new products to the marketplace in a timely manner. As new technologies or manufacturing processes are announced, customers may defer licensing our intellectual property until those new technologies become available or our intellectual property have been adopted for that manufacturing process. If our development efforts are not successful or are significantly delayed, we may be unable to attract or retain customers.

      Our ability to develop technical innovations involves several risks, including:

      - our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor companies;

      - the emergence of new semiconductor manufacturing processes and our ability to enter into strategic relationships with third-party semiconductor foundries to develop and test technologies for these new processes and provide customer referrals;

      - the significant research and development investment that we may be required to make before market acceptance, if any, of a particular technology;

      - the possibility that the industry may not accept a new technology after we have invested a significant amount of resources to develop it; and

      -  new technologies introduced by our competitors.

      If we are unable to adequately address these risks, our intellectual property will become obsolete and we will be unable to sell our products. Research and development requires a significant expense and resource commitment. Since we have a limited operating history and have only generated limited profits, we are unable to predict our future resources. As a result, we may not have the financial and other resources necessary to develop the technologies demanded in the future. In addition, since new technologies are being rapidly introduced, the industry may not accept the enhancements or new generations of the products that we develop and these new products may not generate revenues in excess of the costs of development.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND ANY FAILURE TO MEET FINANCIAL EXPECTATIONS FOR ANY FISCAL QUARTER MAY DISAPPOINT SECURITIES ANALYSTS AND INVESTORS AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Our quarterly operating results are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control. Because our expenses are largely independent of our revenues in any particular period, we are unable to accurately forecast our operating results. As a result, if our revenues are below expectations in any quarter, our inability to adjust spending in a timely manner to compensate for the revenue shortfall may magnify the negative effect of the revenue shortfall.

      Factors that could cause our revenues and operating results to vary from quarter to quarter include:

      -  large orders unevenly spaced over time;

      - establishment or loss of strategic relationships with third-party semiconductor foundries;

      - timing of new technologies and technology enhancements by us and our competitors;

      - shifts in demand for products that incorporate our intellectual property;

      -  the impact of competition on license revenues or royalty rates;

      -  the cyclical nature of the semiconductor industry; and

      - changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies.

      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

IF WE ARE UNABLE TO MAINTAIN EXISTING RELATIONSHIPS AND DEVELOP NEW RELATIONSHIPS WITH THIRD-PARTY SEMICONDUCTOR MANUFACTURERS, OR FOUNDRIES, WE WILL BE UNABLE TO VERIFY OUR TECHNOLOGIES ON THEIR PROCESSES AND LICENSE OUR INTELLECTUAL PROPERTY TO THEIR CUSTOMERS.

      Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips and to provide referrals to their customer base. We currently have agreements with Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Corporation, or UMC, and Chartered Semiconductor Manufacturing, or Chartered. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes. We would then be unable to license our intellectual property to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

IF SEMICONDUCTOR COMPANIES DO NOT ADOPT OUR INTELLECTUAL PROPERTY AND DEMAND FOR THEIR PRODUCTS DOES NOT CONTINUE TO INCREASE, OUR REVENUES WILL DECLINE.

      Our continued success depends on the adoption and continued use of our intellectual property by semiconductor companies and an increasing demand for products requiring complex semiconductors and embedded memories, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. The markets for third-party semiconductor intellectual property and embedded memories have only recently begun to emerge. Our ability to achieve sustained revenue growth and profitability in the future will depend on the continued development of these markets and, to a large extent, on the demand for complex semiconductors. However, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. These types of fluctuations in the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our operating results. Because of the cyclical nature of the semiconductor industry and the recent emergence of the third-party semiconductor intellectual property and embedded memory markets, these markets may not continue to develop or grow at a rate sufficient to support our business. A downturn or slower than expected growth in the semiconductor industry, a reduced number of design starts, tightening of customers' operating budgets or continued consolidation among our customers may seriously harm our revenues and profitability.

IF WE ARE UNABLE TO CONTINUE TO ESTABLISH RELATIONSHIPS WITH SEMICONDUCTOR COMPANIES TO LICENSE OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL BE HARMED.

      We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

      - the lengthy and expensive process of building a relationship with a potential licensee;

      -  competition with the internal design teams of semiconductor companies;
         and

      - the need to persuade semiconductor companies to rely on us for critical technology.

      These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. If we are unable to maintain and establish these relationships, we will be unable to generate license fees and our revenues will decrease. We do not obligate any of our licensees to license new or future generations of our intellectual property.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE PROFITABILITY IN THE FUTURE.

      We have reported significant losses applicable to common stockholders in the past. At June 30, 2000, our accumulated deficit was $15.7 million. Because we have experienced a history of losses, we cannot predict whether we will be profitable in the future. Further, you should not rely on the historical growth of our revenues as any indication of our future operating results or prospects.

IF WE ARE UNSUCCESSFUL IN INCREASING OUR ROYALTY-BASED REVENUES, OUR REVENUES AND PROFITABILITY MAY NOT BE AS LARGE AS WE ANTICIPATE.

      We have historically generated revenues almost entirely from license fees. In addition, we have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our Custom-Touch STAR megabit and CAM technologies that are currently in development, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. As of June 30, 2000, we have not yet obtained agreements with any integrated device manufacturer or fabless customers that include these royalty payments and may be unable to do so. Even if we are successful obtaining these agreements, they may not have the anticipated benefits. Through the nine months ended June 30, 2000, we have recorded approximately $35,000 of royalty revenues. The amount of royalties we receive in the future may not be significant. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR
REVENUES.

      We have been dependent on a relatively small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 1998, MMC Networks, National Semiconductor, PMC-Sierra, Silicon Dynamics and TeraLogic each generated more than 10% of our revenues for a total of 62% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues for a total of 56% of our revenues. For the nine months ended June 30, 2000, ATI Technologies, Conexant, IBM, Level One, Macronix, National Semiconductor and Toshiba, each generated between 5% and 12% of our revenues for a total of 50% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any significant customer. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our major customers and are unable to replace them. There are a relatively limited number of fabless semiconductor companies and integrated device manufacturers to which we can license our intellectual property. As a result of this limited universe of potential customers, our future sales depend on these manufacturers continuing to rely on third-party semiconductor intellectual property and adopting our intellectual property for future product generations.

THE MARKET FOR EMBEDDED MEMORY IS HIGHLY COMPETITIVE, AND WE MAY LOSE MARKET SHARE TO LARGER COMPETITORS WITH GREATER RESOURCES AND TO COMPANIES THAT DEVELOP THEIR OWN MEMORY TECHNOLOGIES USING INTERNAL DESIGN TEAMS.

      We face competition from both existing suppliers of embedded memories such as Artisan Components and Avant!, as well as new suppliers that may enter the market. We also compete with the internal design teams of large, integrated device manufacturers. Many of these internal design teams have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal teams may develop technologies that compete directly with our technologies or may actively seek to license their own technologies to third parties.

      Many of our existing competitors have longer operating histories, greater brand recognition and larger customer bases, as well as greater financial and marketing resources, than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their products.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL WHO ARE CRITICAL TO THE SUCCESS OF OUR BUSINESS.

      We believe that one of our significant competitive advantages is the size and quality of our engineering team. Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. If we are unable to increase our sales force with qualified employees, we will be unable to expand our business. Our employees are "at will" and may leave our employment at any time. Hiring qualified technical, sales and management personnel is difficult due to the limited number of qualified professionals and the intense competition in our industry for these types of employees. We have in the past experienced difficulty in recruiting and retaining qualified technical and sales personnel and believe that our employees are recruited aggressively by our competitors and start-up companies. Under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel, would make it difficult for us to develop and market our technologies.

      In addition, our business and operations are substantially dependent on the performance of our key personnel, including Adam A. Kablanian, our President and Chief Executive Officer, and Alexander Shubat, our Vice President of Engineering and Chief Technical Officer. We do not have formal employment agreements with Mr. Kablanian or Mr. Shubat and do not maintain "key man" life insurance policies on their lives. If Mr. Kablanian or Mr. Shubat were to leave or become unable to perform services for our company, our business would be severely harmed.

WE MAY BE UNABLE TO DELIVER OUR CUSTOMIZED MEMORY PRODUCTS IN THE TIME-FRAME DEMANDED BY OUR CUSTOMERS, WHICH COULD DAMAGE OUR REPUTATION AND FUTURE SALES.

      A significant portion of our contracts require us to provide customized products within a set delivery timetable. We have experienced delays in the progress of certain projects in the past, and we may experience such delays in the future. Any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY BE HARMED.

      Our future success depends on our ability to successfully manage our growth. Our ability to manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our customers rely heavily on our technological expertise in designing and testing our products. Relationships with new customers may require significant engineering resources. As a result, any increase in the demand for our products will increase the strain on our personnel, particularly our engineers.

      From January 1999 to June 2000, we grew from 38 to 126 full-time employees. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

      We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. To date, we have acquired a portion of the assets owned by Mentor Graphics for total consideration of 150,000 shares of Series C preferred stock. We currently have no commitments or agreements for any material acquisition and no material acquisition is currently being pursued. Although we have not experienced significant operational difficulties with our acquisition of assets from Mentor Graphics, we believe that future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

IF WE ARE NOT ABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY, WE WILL HAVE LESS PROPRIETARY TECHNOLOGY TO LICENSE, WHICH WILL REDUCE OUR REVENUES AND PROFITS.

      Our patents, copyrights, trademarks, trade secrets and similar intellectual property are critical to our success. We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. At July 27, 2000 we had four U.S. patents issued, eight pending U.S. patent applications and one draft application. In addition, we had two pending U.S. trademark applications. We cannot be sure that the U.S. Patent and Trademark Office will issue patents or trademark registrations for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, the laws of foreign countries may not adequately protect our intellectual property as well as the laws of the United States.

      We use licensing agreements and employee and third-party nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. Even though we have taken all customary industry precautions, we cannot be sure that we have taken adequate steps to protect our intellectual property rights and deter misappropriation of these rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. Since we also rely on unpatented trade secrets to protect some of our proprietary technology, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to our unpatented proprietary technology. In addition, third parties might obtain patent rights to such unpatented trade secrets, which they could use to assert infringement claims against us.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING OR ASSISTING OTHERS TO INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM LICENSING OUR TECHNOLOGY.

      While we do not believe that any of our technology infringes the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology. As a result, third parties may claim we or our customers are infringing their intellectual property rights. Our license agreements typically require us to indemnify our customers for infringement actions related to our technology.

      Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved makes any outcome uncertain. If we do not prevail in any infringement action, we may be required to pay significant damages and may be prevented from developing some of our technology or from licensing some of our intellectual property for certain manufacturing processes unless we enter into a royalty or license agreement. In addition, if challenging a claim is not feasible, we might be required to enter into royalty or license agreements in order to settle a claim and continue to license or develop our intellectual property. These royalty or license agreements may result in significant expenditures. In addition, we may not be able to obtain such agreements on terms acceptable to us or at all, and thus, may be prevented from licensing or developing our technology.

PROBLEMS ASSOCIATED WITH INTERNATIONAL BUSINESS OPERATIONS COULD AFFECT OUR ABILITY TO LICENSE OUR INTELLECTUAL PROPERTY.

      Sales to customers located outside the United States accounted for 48% of our revenues in fiscal 1998, 44% of our revenues in fiscal 1999 and 50% of our revenues in the nine months ended June 30, 2000. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

      -  managing foreign distributors;

      -  staffing and managing foreign branch offices;

      -  political and economic instability;

      -  foreign currency exchange fluctuations;

      -  changes in tax laws and tariffs;

      -  timing and availability of export licenses;

      - inadequate protection of intellectual property rights in some countries; and

      -  obtaining governmental approvals for certain technologies.

      If these risks actually materialize, our sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

CHANGES TO ACCOUNTING STANDARDS AND RULES COULD EITHER DELAY OUR RECOGNITION OF REVENUES OR REDUCE THE AMOUNT OF REVENUES THAT WE MAY RECOGNIZE AT A SPECIFIC TIME, AND THUS DEFER OR REDUCE OUR PROFITABILITY. THESE EFFECTS ON OUR REPORTED RESULTS COULD CAUSE OUR STOCK PRICE TO BE LOWER THAN IT OTHERWISE MIGHT HAVE BEEN.

      We adopted the American Institute of Certified Public Accountants' Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 with respect to the fair value of elements in multiple-element arrangements. We implemented these provisions as of October 1, 1999. Although the adoption of SOP 97-2, SOP 98-4 and SOP 98-9 has not had, and we do not expect these adoptions to have, a material impact on our consolidated financial statements or results of operations, the American Institute of Certified Public Accountants has not issued full implementation guidelines for SOP 97-2, SOP 98-4 and SOP 98-9. In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date our exposure to foreign currency exchange fluctuations has been minimal because our license agreements provide for payment in U.S. dollars.

      Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest income on cash balances due to our cash being primarily invested in commercial paper. Due to the short-term nature of our investments and the immaterial amount of debt obligations, we believe that there is no material exposure to interest rate fluctuations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

      During the quarter ended June 30, 2000, we have issued and sold the following securities:

      1. From April 1, 2000 to June 30, 2000, we have issued options to purchase 741,250 of common stock with exercise prices ranging from $4.00 to $6.00 per share. In addition, during this period, options to purchase 336,000 shares have been exercised for aggregate consideration of $127,000.

      2. In May, 2000, we issued warrants to purchase a total of 50,000 shares of common stock to an industry partner and its affiliates with an exercise price of $4.00 per share.

      There were no underwriters employed in connection with any of these transactions.

      The issuance of securities described in Item 1 above were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Rule 701 promulgated thereunder as transactions pursuant to compensatory benefit plans approved by our board of directors. The issuance of securities described in Item 2 above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

USE OF PROCEEDS FROM REGISTERED SECURITIES

      Our registration statement (No. 333-36108) under the Securities Act for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters' exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $4.9 million, consisting of $3,622,500 for underwriting discounts and commissions and approximately $1.25 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.9 million. We have applied all of the proceeds to temporary investments in a commercial money market investment account.

      None of the net offering proceeds were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:

         3.1      Amended and Restated Certificate of Incorporation
                  (Incorporated by reference to Exhibit 3.3 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-36108)

         3.2      Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 3.4 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-36108)

        10.1      Source Code License Agreement among the Company, Fluence
                  Technology and Credence Systems Corp. (Incorporated by reference to Exhibit 10.27 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-36108)

        27.1      Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: September 13, 2000                  VIRAGE LOGIC CORPORATION


                                          /s/ Adam A. Kablanian
                                          -------------------------------------
                                          ADAM A. KABLANIAN
                                          President, Chief Executive Officer and
                                          Chairman of the Board


                                          /s/ James R. Pekarsky
                                          -------------------------------------
                                          JAMES R. PEKARSKY
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                INDEX TO EXHIBITS

EXHIBITS
   3.3 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 333-36108)

   3.4      Amended and Restated Bylaws (Incorporated by reference to Exhibit
            3.4 to the Company's Registration Statement on Form S-1,
            Registration No. 333-36108)

  10.1 Source Code License Agreement among the Company, Fluence Technology and Credence Systems Corp. (Incorporated by reference to Exhibit
            10.27 to the Company's Registration Statement on Form S-1,
            Registration No. 333-36108)

  27.1      Financial Data Schedule