Form 10-K405
period 2000-09-30
VIRAGE LOGIC CORP
filed 2000-12-26
CIK 1050776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K


(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM _________ TO _________ .

                        COMMISSION FILE NUMBER 000-31089

                               ------------------

                            VIRAGE LOGIC CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                77-0416232
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)               Identification Number)

                46501 LANDING PARKWAY, FREMONT, CALIFORNIA 94538
                    (Address of principal executive offices)

       Registrants' telephone number, including area code: (510) 360-8000


           Securities registered pursuant to section 12(b) of the Act:
                                      NONE


          Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the registrant's common stock held by non-affiliates of the Registrant as of December 6, 2000 was approximately $102 million based upon the closing price reported for such date on the Nasdaq National market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's Common Stock outstanding as of December 6, 2000 was 19,898,814.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I


ITEM 1. BUSINESS

GENERAL

        Virage Logic provides semiconductor intellectual property for the memory elements of electronic systems-on-a-chip. Our semiconductor intellectual property consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip and (3) software development tools that can be used to build memory compilers. We also provide custom memory design services. Systems-on-a-chip are critical components of communications equipment and many electronic devices, including cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our customers include leading communications semiconductor companies such as Broadcom, Conexant, Level One and PMC-Sierra and leading integrated device manufacturers such as IBM, National Semiconductor, Philips and Toshiba.

        We develop our memories and compilers to comply with the manufacturing processes used to create the silicon chips for our customers' products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor company customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, these companies rely on to manufacture the silicon chips for their products. We also pre-test our products before their release on the market by having actual chips containing our memories produced by third party foundries, so that we can provide our customers with test data and assurance that chips produced using our intellectual property will be manufacturable. As a result, our customers can use our intellectual property to shorten the design time of new product development. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies, such as Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Company, or UMC, and Chartered Semiconductor Manufacturing, or Chartered.

INDUSTRY BACKGROUND

        The growth of the Internet and the development of optical and wireless communications infrastructure are creating demand for communications equipment and digital appliances that can utilize the increase in available bandwidth. The system designers of these products are seeking technologies that will permit them to decrease the size and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called a system-on-a-chip, rather than on a circuit board. According to a report entitled "Status 2000" by Integrated Circuit Engineering, an independent market research firm, the system-on-a-chip (SOC) market is expected to grow from $2.9 billion in 1999 to $17.5 billion by 2004.

        System-on-a-chip design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and intellectual property is required for each component of a system-on-a-chip, it is difficult for many companies to develop the intellectual property needed for these components internally. The designers of products that use systems-on-a-chip are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development. Accordingly, many semiconductor companies are increasingly relying on external sources for the technical expertise and intellectual property for various components of their system-on-a-chip designs. The use of proven third-party intellectual property components allows semiconductor companies to meet market pressures while continuing to focus on the components of the system-on-a-chip that constitute their core competencies.

        The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory critical to the operation of systems-on-a-chip used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in separate, external devices. In order to achieve increased speeds, chip designs now require closer physical proximity between the logic and memory functions and require more customized memory functions.

The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a system-on-a-chip, are creating increased demand for embedded memory. It is now common for a system-on-a-chip to contain many memories with different functions configured in different sizes and shapes to optimize the area of the chip. Management estimates that memory functions typically comprise between 30-50% of the chip area in a system-on-a-chip design and believes that this percentage will increase with the growth of memory-intensive applications.

        Semiconductor companies face significant challenges designing high-performance memories for their system-on-a-chip devices. Due to continuing advancements in the semiconductor manufacturing processes, new designs have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory designs. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack the design expertise and software tools necessary to provide custom high-performance memory for system-on-a-chip designs. Similarly, suppliers of the other components of systems-on-a-chip generally lack the focus and expertise necessary to provide high-performance memories. These factors have created a market need for third-party providers of highly reliable, high performance memory intellectual property for system-on-a-chip design.

THE VIRAGE LOGIC SOLUTION

        We provide intellectual property for high-performance memories used in systems-on-a-chip, as well as software development tools and custom memory design services. We offer customers embedded memories that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of leading third party semiconductor foundries. Key benefits of our solution include:

        - Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 100 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, flash and EPROM.

        - Broad Product Line. We offer multiple types of memory and compilers for 0.35 micron, 0.25 micron, 0.18 micron and 0.15 micron processes and are currently introducing embedded memories on the 0.13 micron process. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their system-on-a-chip designs.

        - Manufacturing-Tested Solutions. Each of our embedded memories has been customized, verified and tested for a particular manufacturing process on a silicon chip, or silicon-proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be defective and the costly development delays customers might experience from using in-house or other third-party designs that are not silicon-proven. Our memories have been implemented by over 75 customers and in foundries that comprise over 90% of the third-party foundry market.

        - Significant Design-Time Advantages. We offer silicon-proven memories that comply with the standards for specific manufacturing processes. Our memories and software tools can be easily integrated into our customers' system-on-a-chip design processes. By eliminating the need to design specific embedded memories, our customers can shorten the design time for their systems-on-a-chip.

        - High-Density, High-Performance and Ultra-Low Power Consumption Embedded Memories. We have recently introduced our ASAP, or area, speed and power, embedded memory compilers that enable the generation of high-density, high-performance and ultra-low power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

        - Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories with the other elements of a system-on-a-chip design.

THE VIRAGE LOGIC STRATEGY

        Our objective is to be the leading supplier of embedded memory intellectual property, software development tools and memory design service support to semiconductor companies for their complex system-on-a-chip designs. Key elements of our strategy include the following:

        - Utilize and Develop Endorsements of Leading Third-Party Semiconductor Manufacturers for Our Memories. We work with leading third-party foundries to qualify our memories for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories and compilers that are silicon-proven for a specific foundry's manufacturing process directly to that foundry's entire customer base.

        - Become a Preferred Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not manufacture their own silicon chips, spend substantial sums of money purchasing memory elements to incorporate in their chips. Since these companies lack the time and resources to internally develop embedded memories, which are outside of their core competencies, they license memory intellectual property from us. To date, we have licensed our intellectual property to many fabless semiconductor companies including ATI Technologies, Broadcom, Level One, Lockheed Martin, Macronix, MMC Networks, PMC-Sierra, TranSwitch and Vitesse. Because we receive royalty payments based on levels of production from the foundries that manufacture chips for our fabless customers, we intend to continue to target the fabless semiconductor companies that produce the largest number of chips.

        - Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal memory design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory technologies and the rapid innovation of these technologies for advanced manufacturing processes. To date, we have licensed our intellectual property to many leading integrated device manufacturers including AMD, Conexant, Fujitsu, Hitachi, Hyundai, IBM, Matsushita, Motorola, National Semiconductor, OKI, Philips and Toshiba. We intend to build upon our ability to reduce these customers' design time to further attract integrated device manufacturer customers.

        - Continue to Innovate Existing Technologies for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for embedded memories designed for those processes. We have achieved the critical mass of memory designers necessary to be first to market with embedded memories for advanced manufacturing processes. We have designed embedded memories for the 0.35 micron, 0.25 micron, 0.18 micron and 0.15 micron processes and are currently introducing embedded memories on the 0.13 micron process.

        - Expand our Research and Development Efforts. We intend to work with our development partners to define the focus of our research and development activities to best address the needs of our customers. Our development partners include TSMC, UMC, and Chartered. We also intend to focus on developing new memory architectures to support the convergence between computers, consumer products and communications markets.

        - Expand Distribution Channels. We intend to expand our existing distribution channels by hiring a direct sales force in Europe and increasing our direct sales force in the United States. We also intend to continue to develop partnerships with value added resellers, or VARs, and other distributors of intellectual property and leverage their extensive U.S. and international sales organizations.

OUR PRODUCTS

        We offer a wide range of memory intellectual property to semiconductor companies including:

        -       embedded memories;

        - compilers that can generate multiple configurations of a single type of embedded memory in a system design;

        - software development tools that can be used to build memory compilers; and

        -       custom design services.

        Our Embedded Memories. We provide embedded memories in predetermined shapes, sizes and types that can be incorporated by semiconductor designers into their system-on-a-chip designs. We deliver our memories to our customers through downloads from secure servers or on computer disks in a form that can be integrated directly into the design of the system-on-a-chip.

        Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their system-on-a-chip designs. Our compiler products include:

        - Custom-Touch ASAP. These compilers are optimized for high density, high performance and low-power consumption and can generate memories up to 512 kilobits in size. ASAP is available in as many as nine different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

        - Custom-Touch CAM. Our content-addressable memory, or CAM, compilers can be used in routers, switches and other high-bandwidth Internet infrastructure equipment to accelerate hardware-based searches.

        - Custom-Touch STAR. These compilers are optimized for area, incorporate self-test and repair capabilities and can generate up to four megabits of embedded memory. This technology is currently being released to fabless semiconductor customers. We have entered into an agreement with TSMC with respect to the development of these compilers. See "Research and Development."

        - Custom-Touch 1T-SRAM. These compilers use very dense memory cells and can generate up to eight megabits of embedded memory. They also incorporate self-test and repair capabilities. We expect to release this technology by late December 2000. We have entered into certain agreements with Mosys and TSMC with respect to the development of these compilers. See "Research and Development."

        Software Development Tools. Our primary software development tool is Embed-It! Architect which allows semiconductor design companies to develop their own compilers. We also provide a software tool called Embed-It! Integrator with each of our compilers to facilitate the design of multiple memory configurations within a system-on-a-chip. We may also license Embed-It! Integrator with Embed-It! Architect.

        Our Custom Design Services. We offer custom memory design services for companies that require special configurations or functionality not supported by our compilers. This has led to a number of innovations and new technologies such as our Custom Touch CAM technology.

MARKETS AND APPLICATIONS

        We target markets that utilize system-on-a-chip technologies with large memory requirements and high-performance, low-power architectures. Examples of the markets and applications in which our memories are implemented include:

        - Communications and Internet Infrastructure. Communications systems-on-a-chip are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

        - Digital Appliances. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our memories can be found in video game players, mobile phones, pagers, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

        - Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

RESEARCH AND DEVELOPMENT

        We believe that our future success will depend in large part on our ability to continue developing new products and innovating our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memories. Currently, we are focusing our research and development efforts on developing memories that support the latest manufacturing processes: 0.13 micron. We are also developing new memory architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.

        We have entered into a memorandum of understanding with Mosys for the joint development of our Custom-Touch 1T-SRAM compiler that is based on Mosys' proprietary circuit technology. This memorandum of understanding provides that we and Mosys will each have the right to license and sell the resulting compiler and will share equally in the licensing revenues. In connection with this memorandum of understanding, we have also entered into an agreement with Mosys and TSMC in which we and Mosys have agreed to develop the Custom-Touch 1T-SRAM compiler for TSMC's 0.18 micron and 0.15 micron processes. In addition, all parties have agreed to jointly market this technology.

        We have also entered into a memorandum of understanding with Netlogic Systems related to the development of a memory compiler based on Netlogic's CAM technology. This CAM compiler will complement our existing CAM memories by allowing semiconductor companies to design a complete search engine for use in specific applications such as voice-over Internet protocol, or VoIP. This should allow proliferation of our CAM memories into new applications. The pricing model and allocation of revenues between the parties for the developed technologies will be determined in a subsequent formal agreement.

        We have a license agreement with Credence and its wholly-owned subsidiary, Fluence Technology, under which we license from Fluence memory built-in self test logic for integration into our compilers. In exchange for this license, we have granted warrants to purchase 50,000 shares of common stock to Credence and its affiliates. In addition, we will pay Fluence Technology royalties on sales of our products that incorporate their technology.

        We have entered into agreements with TSMC, UMC and Chartered relating to the development and license of our memories and compilers for each of these foundry's design rules.

        Under our agreements with TSMC, we will develop memory compilers for certain TSMC manufacturing processes, including the Custom Touch STAR Compiler for TSMC's 0.18 micron process. Each party will own its own intellectual property, and both parties will jointly own any jointly-developed intellectual property. Following development, we will license the developed technologies to third parties that manufacture their silicon chips at TSMC. In exchange for our development, TSMC pays us licensing fees, as well as royalties based on silicon chips manufactured at TSMC using our memories. In addition, both we and TSMC agree to promote these technologies.

        Our agreement with UMC is similar to our agreement with TSMC. UMC does not pay us a development fee under this agreement but pays us royalties based on revenues from third parties that manufacture silicon chips containing our memories at UMC.

        Our agreement with Chartered relates to the establishment of a joint marketing and test chip and silicon verification program for memories developed for Chartered's design rules. Under this agreement, Chartered agrees to provide us with test chip layout, test plans and test rules to assist in our design of test chips and silicon verification for their manufacturing processes. Chartered pays us royalties based on silicon chips manufactured at Chartered using our memories. Currently, these royalties have not been material and we do not expect them to be material in the near future. In addition, both parties agree to provide technical, marketing and sales support and to introduce customers as appropriate.

        Our research and development costs were $6.7 million, $2.7 million and $924,000 in fiscal 2000, 1999, and 1998. We expect that these costs will increase in the future in order to maintain a leading position as a third-party provider of semiconductor intellectual property in the embedded memory market. At September 30, 2000, we had 41 employees engaged in research and development. We expect to identify and hire additional technical personnel in fiscal year 2001 to staff our anticipated research and development activities.

SALES AND MARKETING

        We focus our sales efforts through direct sales in North America and Europe. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives.

        Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in the United States and serve our customers in the United States and Canada. The sales force is distributed throughout the United States with employees in the following locations: Fremont, Boston, Los Angeles, Austin, Phoenix and West Palm Beach. We are building a direct sales organization in Europe and plan to add a sales force in Asia within the next year, to further expand our international sales. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. Our sales force's primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our memories. Developing a license relationship typically involves a three to six month sales cycle. In addition, we have approximately 100 customers with which the sales force maintains existing relationships.

        We enter into license agreements with our customers for a range of embedded memory technologies. New license agreements are required for each new process technology generation. For our ASAP products, in addition to collecting up-front license fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our Custom-Touch STAR megabit and CAM technologies, we expect to receive both license and royalty fees from customers, as well as royalties from third-party foundries. Our license agreements contain limited warranties and eliminate our liability for consequential damages.

        We have developed relationships with the following types of companies that provide us with customer referrals.

        - Foundries. We have entered into marketing and technology relationships with several third-party foundries including TSMC, UMC and Chartered. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

        - Standard-Cell Library Companies. We have entered into joint marketing and development relationships with library companies that sell standard cells and input/output cells such as Avant! Corporation.

        - EDA Vendors. We have entered into joint marketing relationships with major electronic design automation, or EDA vendors including Cadence. These relationships allow us to validate our interoperability with these EDA vendors' software design tools.

        Indirect Sales. In addition to the direct sales force, we also sell our technologies through distributors in Japan and the rest of Asia. In Japan, we have entered into a distributor agreement with Seiko Instruments to sell and support our products. We have also entered into sales representative agreements with Maojet Technology Corporation in Taiwan and Aralion Technology in Korea. All of these indirect sales organizations have expertise in selling semiconductor intellectual property and software design tools. None of these relationships is exclusive.

CUSTOMERS

        We have developed a strong customer base of semiconductor companies that use our embedded memories to design complex system-on-a-chip devices. Purchasers of our embedded memories include both fabless semiconductor companies and integrated device manufacturers. For fabless semiconductor customers, we license our embedded memories on either a single- or multiple- project basis. For integrated device manufacturers, we license our embedded memories on a multiple-project basis and offer our Embed-It! Architect software as an option to develop and maintain their own memory intellectual property on the same software platform.

        The following chart provides a representative list of our major customers by customer type.

               Fabless Semiconductor Companies                     ATI Technologies*, Broadcom, Level One*,  Macronix,
                                                                   MMC Networks, PMC-Sierra*, TranSwitch, Vitesse*

               Integrated Device Manufacturers                     AMD, Conexant*, Hyundai, IBM*, Matsushita,
                                                                   National Semiconductor*, OKI, Philips*, Toshiba*

               Embed-It! Architect Licensees                       Hitachi, Hyundai, Macronix, National Semiconductor, SIS, TSMC*

        * Indicates the ten customers that generated the highest level of revenues for us in fiscal 2000

        We have been dependent on a small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2000, no single customer generated 10% or more of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues. In fiscal 1998, MMC Networks, National Semiconductor, PMC-Sierra, Silicon Dynamics and TeraLogic, each generated more than 10% of our revenues. We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. However, as our sales to fabless semiconductor companies grow, we will become more dependent on the availability of new manufacturing process technologies and capacity from third party foundries to manufacture our customers' products.

PROPRIETARY AND INTELLECTUAL PROPERTY

        We rely primarily on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.

        At December 6, 2000, we have five U.S. patents issued, eleven U.S. patent applications on file and four draft applications being prepared for filing with the USPTO. We expect that once granted, the duration of these patents will be 20 years from the effective date of filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents.

        In addition, at December 6, 2000, we had two pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

        We protect the source code of our technologies as both trade secrets and unpublished copyrighted works. We license the object code to our customers for limited uses and maintain contractual controls over the use of our software. Wide dissemination of our software makes protection of our proprietary rights difficult, particularly outside the United States.

        We protect our trade secrets and other proprietary information through nondisclosure agreements with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.

        Although we believe that our technologies do not infringe on any copyright or other proprietary rights of third parties, from time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us.

COMPETITION

        The embedded memory industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large integrated device manufacturers that develop embedded memories for their own use. In addition, we face competition from other third-party providers of embedded memories, such as Artisan Components and Avant!

        As we introduce new technologies, we will face competition from both existing semiconductor intellectual property suppliers and new ones entering the market. We may also face competition from semiconductor companies that currently offer stand-alone memory technologies, such as Cypress, Hyundai, IDT, Micron Technology and Samsung, if these companies were to make their technologies available in embedded form. In addition, third-party foundries may decide in the future to distribute embedded memories themselves, in addition to manufacturing chips containing third-party embedded memories.

        We believe that important competitive factors in our market include performance, functionality, customization, length of development cycle, price, compatibility with prevailing design methodologies, interoperability with other devices or subsystems, ease of use, reputation for successful designs and installed base, technical service and support, technical training, configurability of technologies for specific designs, and regional sales and technical support.

EMPLOYEES

        At September 30, 2000, we had 138 employees, including 19 in sales and marketing, 41 in research and development, 68 in engineering operations and 10 in general and administrative functions. Forty-five of our engineers and other significant employees are located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union and we believe our employee relations are good.

ITEM 2. PROPERTIES

FACILITIES

        Our principal administrative, sales, marketing and research and development facility occupies approximately 20,169 square feet in a building located in Fremont, California. This facility is leased through September 2002. We also lease additional offices in Bellevue, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering operations personnel. The Bellevue office, which occupies approximately 2,318 square feet, is leased through March 2004. The Clinton office, which occupies approximately 10,921 square feet, is leased through August 2003. In addition, we have development centers in the Republic of Armenia and India. The development center in the Republic of Armenia is located in Yerevan and occupies approximately 4,300 square feet in a building leased through July 2005. The development center in India is located in Noida and occupies approximately 2,500 square feet in a building leased through April 2002.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Pursuant to an action by written consent, our stockholders approved the following in July 2000:

1. Approval of our reincorporation in Delaware and 1-for-2 reverse split of our Common Stock.

2. Adoption of our Amended and Restated Articles of Incorporation to be effective immediately prior to the closing of our initial public offering.

3.      Approval of certain amendments to our 1997 Equity Incentive Plan.

4.      Adoption of our 2000 Employee Stock Purchase Plan.

Each of the foregoing was approved by the stockholders as follows:

             CLASS OR SERIES                    SHARES APPROVING              SHARES OUTSTANDING
        ------------------------                ----------------              ------------------
        Common Stock                                5,290,000                      8,038,937
        Series A Preferred Stock                    1,318,212(1)                   1,531,062(1)
        Series B Preferred Stock                      975,000(1)                   1,448,037(1)
        Series C Preferred Stock                    4,197,753(2)                   5,455,255(2)

        (1) Each share of our Series A Preferred Stock and Series B Preferred Stock was converted into 1.5 shares of our Common Stock immediately prior to the closing of our initial public offering.

        (2)     Each share of our Series C Preferred Stock was converted into
                0.5 shares of our Common Stock immediately prior to the closing of our initial public offering.

        Pursuant to an action by written consent, the holders of our Preferred Stock consented in July 2000 to the conversion of the Preferred Stock into Common Stock immediately prior to the closing of our initial public offering. Such consent was given by the stockholders as follows:


             CLASS OR SERIES                    SHARES APPROVING              SHARES OUTSTANDING
        ------------------------                ----------------              ------------------
        Series A Preferred Stock                    1,318,212(1)                  1,531,062(1)
        Series B Preferred Stock                      975,000(1)                  1,448,037(1)
        Series C Preferred Stock                    4,197,753(2)                  5,455,255(2)

        (1) Each share of our Series A Preferred Stock and Series B Preferred Stock was converted into 1.5 shares of our Common Stock immediately prior to the closing of our initial public offering.

        (2)     Each share of our Series C Preferred Stock was converted into
                0.5 shares of our Common Stock immediately prior to the closing of our initial public offering.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names and ages of our existing executive officers and significant employees at December 6, 2000 are set forth below.

        NAME                                 AGE                             POSITION(s)
        ----                                 ---                             -----------
        Adam A. Kablanian* ...........        41        President, Chief Executive Officer and Chairman of the Board
        Alexander Shubat* ............        39        Vice President of Engineering, Chief Technical Officer and Director
        James R. Pekarsky* ...........        41        Vice President of Finance and Chief Financial Officer
        Vincent F. Ratford* ..........        49        Vice President of Marketing and Business Development
        Raymond T. Leung* ............        42        Vice President of Engineering Operations
        Yervant Zorian* ..............        44        Vice President and Chief Scientist and Director
        Roger A. Bitter ..............        56        Vice President of Worldwide Sales
        Kenneth V. Rousseau ..........        43        Vice President of Software Development
        William J. Palumbo ...........        42        Vice President and General Manager of New Jersey Operations
        Alok Singh ...................        40        Vice President and General Manager of India Operations

----------
       (*) Executive officer for purposes of Section 16(a) of the Securities
           Exchange Act of 1934.

        Adam A. Kablanian co-founded Virage Logic and has served as our President, Chief Executive Officer and as a Director since January 1996. Before founding Virage Logic, Mr. Kablanian was a Department Manager for LSI Logic, a semiconductor integrated device manufacturer, from August 1994 to December 1995 where he was responsible for the embedded memory design division. Before he joined LSI Logic, Mr. Kablanian managed multi-foundry technology transfer programs as an engineering manager at Waferscale Integration, a designer of programmable system devices, from April 1990 to January 1994. Mr. Kablanian holds a B.A. in Physics from the University of California at Berkeley and an M.S. in Electrical Engineering from Santa Clara University.

        Alexander Shubat co-founded Virage Logic and has served as our Vice President of Engineering and Chief Technical Officer and as a director since January 1996. Before founding Virage Logic, Dr. Shubat served as Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds seven patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D in Electrical Engineering from Santa Clara University.

        James R. Pekarsky has served as our Vice President of Finance and Chief Financial Officer since May 1999. Before joining Virage Logic, Mr. Pekarsky served as Director, General Manager in several divisions at Mentor Graphics, where he worked from May 1997 to May 1999, including Mentor Graphics' Emulation Division in Paris, France and Embedded Software Division in San Jose, California. Before joining Mentor Graphics, Mr. Pekarsky served as the Director of Operations of Advanced Molecular Systems, a genetics research company, from December 1995 to May 1997. Before that, he held senior management positions in finance and operations at Sclavo Diagnostics, a clinical diagnostic company in Milan, Italy, and Bio-Rad Laboratories, a life science research company. Mr. Pekarsky holds a B.S. in Accounting from Indiana University of Pennsylvania and an M.B.A. in Finance from Golden Gate University.

        Vincent F. Ratford has served as our Vice President of Marketing and Business Development since July 2000 and previously as our Vice President of Sales and Marketing since February 1998. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics' System Design Division from May 1993 to October 1995. Mr. Ratford holds a B.S. in Electrical Engineering from Northeastern University.

        Raymond T. Leung has served as our Vice President of Engineering Operations since August 1998. Before joining Virage Logic, Mr. Leung was Senior Director of Mixed Signal Development at LSI Logic where he worked from June 1989 to August 1998. He also managed the embedded memory development group at LSI Logic and holds two patents on memory design techniques. Mr. Leung holds a B.S. in Electrical Engineering from Columbia University and an M.S. in Electrical Engineering from Stanford University.

        Yervant Zorian has served as a Director since November 1997 and joined our management team as Vice President and Chief Scientist in May 2000. Since November 1996, Dr. Zorian has served as Chief Technical Advisor of LogicVision. Before that he served as a Distinguished Member of the Technical Staff at Lucent Technologies, Bell Laboratories. Dr. Zorian holds a B.S. in Electrical Engineering from the University of Aleppo, an M.Sc. in Computer Engineering from the University of Southern California and a Ph.D in Electrical Engineering from McGill University.

        Roger A. Bitter has served as our Vice President of Worldwide Sales since July 2000. Before joining Virage Logic, Mr. Bitter was Vice President--North America Sales at Magma Design Automation, an EDA company, from August 1999. Before joining Magma Design Automation, he was President and CEO of Sycon Design, Inc. from February 1998 to June 1999. Before that, he held several positions, between January 1994 and January 1998, at TSSI, Inc., which was subsequently purchased by Credence, including President and CEO, General Manager of the TSSI Division of Summit Design and Vice President, Far East Operations of Summit Design. Mr. Bitter holds a B.S. in Electronics Engineering, an M.S. in Management Science and an M.B.A. in Finance from West Coast University.

        Kenneth V. Rousseau has served as our Vice President of Software Development since February 2000. Before joining Virage Logic, Dr. Rousseau was Director of New Product Management at Synopsys, a supplier of electronic design automation tools. Before joining Synopsys, he held various positions at Cascade Design Automation, another supplier of electronic design automation tools, including Chief Technologist from August 1996 to December 1996, Vice President, Engineering from August 1994 to August 1996, Manager, Design Technologies from June 1993 to August 1994 and Engineering Fellow from January 1993 to June 1993. He also worked in the aerospace industry at Hughes Aircraft and TRW Electronics and Defense, as well as several semiconductor companies including GigaBit Logic and Vitesse. Dr. Rousseau holds a B.S. in Physics and Literature and an M.S. in Applied Physics from California Institute of Technology and a Ph.D in Electrical Engineering from UCLA.

        William J. Palumbo has served as our Vice President and General Manager of New Jersey Operations since July 1999. Before joining Virage Logic, Mr. Palumbo served as Director of the Physical Library Division for Mentor Graphics from October 1990 to July 1999. Before joining Mentor Graphics, he worked in various management positions at RCA, General Electric and Harris Semiconductor from December 1983 to September 1990. He holds one U.S. patent and has published numerous articles in technical and business forums. Mr. Palumbo holds a B.S. in Electrical Engineering from Rutgers University.

        Alok Singh has served as our Vice President and General Manager of India Operations since September 1997. Before joining Virage Logic, Mr. Singh served as Director of Design Automation from November 1996 to August 1997 and Manager, Design Automation from April 1990 to October 1996 at Waferscale Integration. Mr. Singh holds a B.S. in Electrical Engineering from the University of Glasgow, Scotland.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock has been quoted on the Nasdaq National Market under the symbol "VIRL" since our initial public offering on August 1, 2000. Prior to such time, there was no public market for our common stock. The following table sets forth, for the periods indicated the high and low reported last sale prices per share of our common stock on the Nasdaq National Market.


                                                HIGH          LOW
                                             ---------     ---------
        Fiscal year 2000

        Fourth Quarter:                      $   20.75     $   10.00
        August 1 -- September 30, 2000

        As of December 6, 2000, there were approximately 140 stockholders of record of our Common stock.

        We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The selected consolidated financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for the fiscal years ended September 30, 2000 and 1999 and the consolidated balance sheet data at September 30, 2000 and 1999 have been derived from our audited consolidated financial statements included elsewhere in this filing, which have been audited by Ernst & Young LLP, independent auditors The consolidated statement of operations data for each of the fiscal years ended September 30, 1998 and 1997 and the consolidated balance sheet data at September 30, 1998 and 1997 have been derived from our audited consolidated financial statements, not included herein, which have been audited by Mohler, Nixon & Williams Accountancy Corporation, independent auditors. The consolidated statement of operations data for the period from November 27, 1995 (inception) through September 30, 1996 and the summary consolidated balance sheet data at September 30, 1996 are derived from our unaudited consolidated financial statements and include all adjustments consisting only of normal, recurring adjustments that we consider necessary for a fair presentation of our financial position and results of operations for these periods. The historical financial information may not be an accurate indicator of our future performance.


                                                                                                                PERIOD FROM
                                                                                                              NOVEMBER 27, 1995
                                                                     YEAR ENDED SEPTEMBER 30,                    (INCEPTION)
                                                      -----------------------------------------------------    TO SEPTEMBER 30,
                                                        2000           1999           1998           1997            1996
                                                      --------       --------       --------       --------   -----------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .......................................      $ 19,666       $  9,589       $  1,970       $    369       $    324
Cost of revenues
    (exclusive of amortization of deferred stock
    compensation of $1,307 and $90 in 2000 and
    1999, respectively) ........................         4,903          2,562            853            207             86
                                                      --------       --------       --------       --------       --------
Gross profit ...................................        14,763          7,027          1,117            162            238
Operating expenses:
  Research and development
    (exclusive of amortization of deferred stock
    compensation of $2,408 and $222 in 2000 and
    1999, respectively) ........................         6,737          2,709            924            256            166
  Sales and marketing
    (exclusive of amortization of deferred stock
    compensation of $1,393 and $294 in 2000 and
    1999, respectively) ........................         4,790          2,378            622            120             24
  General and administrative
    (exclusive of amortization of deferred stock
    compensation of $1,690 and $95 in 2000 and
    1999, respectively) ........................         2,402          1,202            411            152             43
  Stock-based compensation .....................         6,798            701             --             --             --
                                                      --------       --------       --------       --------       --------
    Total operating expenses ...................        20,727          6,990          1,957            528            233
                                                      --------       --------       --------       --------       --------
Operating income (loss) ........................        (5,964)            37           (840)          (366)             5
Interest income ................................           850             42             16             --             --
Interest expense ...............................          (255)           (91)           (27)            (4)            --
Other income (expense) .........................            --            (20)            --             (3)             1
                                                      --------       --------       --------       --------       --------
Income (loss) before taxes .....................        (5,369)           (32)          (851)          (373)             6
Income tax provision ...........................          (293)          (154)            --             --             --
                                                      --------       --------       --------       --------       --------
Net income (loss) ..............................        (5,662)          (186)          (851)          (373)             6
Deemed dividend on Series C redeemable
 convertible preferred stock ...................       (10,104)            --             --             --             --
                                                      --------       --------       --------       --------       --------
Net income (loss) applicable to common
  stockholders .................................      $(15,766)      $   (186)      $   (851)      $   (373)      $      6
                                                      ========       ========       ========       ========       ========
Net income (loss) per share applicable to common
stockholders
  Basic ........................................      $  (1.98)      $  (0.04)      $  (0.19)      $  (0.85)      $   0.06
                                                      ========       ========       ========       ========       ========
  Diluted ......................................      $  (1.98)      $  (0.04)      $  (0.19)      $  (0.85)      $   0.02
                                                      ========       ========       ========       ========       ========
Shares used in computing net income (loss) per
share
  Basic ........................................         7,952          5,301          4,379            438             94
                                                      ========       ========       ========       ========       ========
  Diluted ......................................         7,952          5,301          4,379            438            376
                                                      ========       ========       ========       ========       ========


                                                                                  September 30,
                                                                                  -------------
                                                        2000           1999           1998           1997           1996
                                                      --------       --------       --------       --------       --------
                                                                                  (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ......................      $ 58,596       $  1,513       $  1,972       $     87       $     57
Working capital ................................        61,285          1,554          2,368           (173)           102
Total assets ...................................        72,121          9,050          3,265            273            361
Long-term debt obligations, less current
 portion .......................................           273            454             64             23             --
Retained earnings (accumulated deficit) ........       (17,171)        (1,405)        (1,219)          (367)             6
Total stockholders' equity .....................        66,922          3,323          2,743            (15)           359

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this filing.

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

        Revenues consist of license fees for our memories, standard and custom memory compilers and software development tools. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers' specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompany a master license agreement. Milestone deliveries generally occur over three to six months.

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

        Currently, license fees represent substantially all of our revenues. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues from these agreements through the year ended September 30, 2000 were $88,000. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories. Beginning with our Custom-Touch STAR megabit and CAM technologies, in addition to collecting royalties from the third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer customers and fabless customers. To date, we have entered into several agreements implementing the new royalty structure.

        We have been dependent on a small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues. In fiscal 1998, MMC Networks, National Semiconductor, PMC-Sierra, Silicon Dynamics and TeraLogic each generated more than 10% of our revenues.

        Sales to customers located outside the United States accounted for 50% of our revenues in fiscal 2000, 44% of our revenues in fiscal 1999, and 48% of our revenues in fiscal 1998. Substantially all of our direct sales representatives and field application engineers are located in the United States and serve our customers in the United

States and Canada. We are building a direct sales organization in Europe. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. We anticipate that the sales mix in the near future will change as our customer base outside of the United States expands. All revenues to date have been denominated in U.S. dollars.

        Since our inception in November 1995, cost of revenues and our other expense categories have progressively increased as we added personnel and increased the level of our business activities. We intend to continue making significant expenditures associated with general and administrative, research and development and sales and marketing activities, and expect that these costs of revenues and expenses will continue to be a significant percentage of revenues in future periods.

        We have incurred, and will incur in future periods, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees at less than fair value. These charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant. The deferred stock-based compensation balance at September 30, 2000 was $10 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The amortization of stock-based compensation for options granted through September 30, 2000 was approximately $6.8 million for fiscal 2000, and is estimated to be $6.3 million in 2001, $2.6 million in 2002 and an aggregate of $1.2 million in the years following.

RESULTS OF OPERATION -- YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

        The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:


                                                                         YEAR ENDED SEPTEMBER 30,
                                                                 ---------------------------------------------
                                                                 2000               1999                 1998
                                                                 -----              -----              -------
               Revenues .............................            100.0%             100.0%               100.0%
               Cost of revenues .....................             24.9               26.7                 43.3
                                                                 -----              -----              -------
               Gross profit .........................             75.1               73.3                 56.7
               Operating expenses:
                 Research and development ...........             34.2               28.3                 46.9
                 Sales and marketing ................             24.4               24.8                 31.6
                 General and administrative .........             12.2               12.5                 20.8
                 Stock-based compensation ...........             34.6                7.3                 --
                                                                 -----              -----              -------
               Total operating expenses .............            105.4               72.9                 99.3
                                                                 -----              -----              -------
               Operating income (loss) ..............            (30.3)               0.4                (42.6)
               Interest and other expense ...........             (1.3)              (1.1)                (1.4)
               Interest income ......................              4.3                0.4                  0.8
               Income tax provision .................             (1.5)              (1.6)                  --
                                                                 -----              -----              -------
               Net income (loss) ....................            (28.8)%              1.9%               (43.2)%
                                                                 =====              =====              =======

        Our total revenues in fiscal 2000, 1999 and 1998 were as follows:


FISCAL YEAR                     TOTAL REVENUES
-----------                     --------------
2000                           $ 19.7 million
1999                              9.6 million
1998                              2.0 million

        Revenue grew $10.1 million from 1999 to 2000 and $7.6 million from 1998 to 1999. The 2000 increase in revenues was primarily due to the expansion of our product lines to include the Custom-Touch CAM and STAR products and from the full year impact of sales of our 0.18 and 0.15 micron embedded memory technologies. The 1999 revenue growth primarily reflected an approximate $3.0 million increase in license fees from our 0.25 micron embedded memory technologies, as well as approximately $2.7 million from the initial shipments of our 0.18 micron technologies, to both fabless semiconductor companies and integrated device manufacturers.

        Our gross profits in fiscal 2000, 1999 and 1998 were as follows:

FISCAL YEAR                     GROSS PROFIT
-----------                     --------------
2000                           $ 14.8 million
1999                              7.0 million
1998                              1.1 million

        Gross profit represented 75.1%, 73.3% and 56.7% of revenues for those periods, respectively. The increases in gross profit and gross profit percentage between 2000 and 1999 and between 1999 and 1998 were attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require no customization. Cost of revenues excludes $1.3 million and $90,000 of amortization of stock-based compensation for the years ended September 30, 2000 and 1999 and no such amortization for the year ended September 30, 1998.

        Research and Development expenses in fiscal 2000, 1999 and 1998 were as follows:


                                RESEARCH AND
FISCAL YEAR                  DEVELOPMENT EXPENSES
-----------                  --------------------
2000                           $ 6.7 million
1999                             2.7 million
1998                             0.9 million

        Research and development expense represented an increase of 149% from 1999 to 2000. Research and development expense excludes $2.4 million and $222,000 of amortization of stock-based compensation for the years ended September 30, 2000 and 1999, respectively and no such amortization for the year ended September 30, 1998. The increases in research and development expense between 1999 and 2000 and between 1998 and 1999 were primarily due to increases in the number of employees involved in research and development as we expanded into three new product lines and the development of the 0.13 micron embedded memory technology. Research and development expense as a percentage of revenues was 34% in fiscal 2000, up from 28% in fiscal 1999.


        Sales and Marketing expenses in fiscal 2000, 1999 and 1998 were as follows:


                                  SALES AND
FISCAL YEAR                  MARKETING EXPENSES
-----------                  ------------------
2000                           $ 4.8 million
1999                             2.4 million
1998                             0.6 million

        Sales and marketing expense represented an increase of 101% from 1999 to 2000 and an increase of 282% from 1998 to 1999. Sales and marketing expense excludes $1.4 million and $294,000 of amortization of stock-based compensation for the years ended September 30, 2000 and 1999 and no such amortization for the year ended September 30, 1998. The increase in sales and marketing expense between 2000 and 1999 was primarily due to increased personnel, and increased expenditures on tradeshows and advertising. The increase in sales and marketing expense between 1998 and 1999 was due to approximately $1.1 million of increased expenses associated with hiring additional personnel and increased salaries and benefits resulting from increased sales and approximately $700,000 of increased expenses associated with expanded sales and marketing activities.

        General and Administrative expenses in fiscal 2000, 1999 and 1998 were as follows:

                                GENERAL AND
FISCAL YEAR                 ADMINISTRATIVE EXPENSES
-----------                 -----------------------
2000                           $ 2.4 million
1999                             1.2 million
1998                             0.4 million

        General and administrative expense represented an increase of 100% from 1999 to 2000 and an increase of 192% from 1998 to 1999. General and administrative expense excludes $1.7 million and $95,000 of amortization of stock-based compensation for the years ended September 30, 2000 and 1999 and no such amortization for the year ended September 30, 1998. The increases in general and administrative expense between 1999 and 2000 were the result of additional hiring and expenditures related to expanding the Finance, Human Resources, and Legal departments in anticipation of the Company going public. Between 1998 and 1999 the increase was the result of expanded personnel and professional fees.

        Stock-Based Compensation. With respect to the grant of stock options to employees, we recorded stock-based compensation of approximately $14.6 million and $2.9 million for the years ended September 30, 2000 and 1999 of which $6.8 million and $701,000 was amortized in those periods, respectively. The amount of stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years.

        Interest Income. Interest income was $850,000, $42,000 and $16,000 for fiscal 2000, 1999 and 1998, respectively, principally due to higher average cash balances following the sale of Series C redeemable convertible preferred stock in December 1999 and our initial public offering in August 2000.

        Interest Expense. Interest expense was $255,000, $91,000 and $27,000 for fiscal 2000, 1999 and 1998, respectively. These increases were the result of increases each year in our average outstanding debt and increases in fixed assets held under capital leases.

        Income Tax Provision. Although we reported losses for fiscal 2000 and 1999, we recorded income tax provisions of $293,000 and $154,000, which consisted primarily of foreign and state taxes due to our ability to recognize only federal deferred taxes, as state current taxes paid are not refundable. No provision for income taxes was recorded for fiscal 1998, as we incurred net losses in that year.

        Deemed Dividend. In connection with the sale of Series C redeemable convertible preferred stock in December 1999, we recorded a non-cash charge of $10.1 million for the year ended September 30, 2000 to accrete the value of the Series C redeemable convertible preferred stock to its deemed fair value under applicable accounting rules. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, which was the period in which the shares became eligible for conversion.

QUARTERLY RESULTS OF OPERATIONS

        The following tables contain unaudited consolidated statement of operations data for our eight most recent quarters. The first table contains revenue and expense data expressed in dollars, while the second table contains the same data expressed as a percentage of our revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments necessary for a fair presentation of the information. Our quarterly results have been in the past, and in the future may be, subject to fluctuations. As a result, we believe that results of operations for the interim periods may not be an accurate indicator of results for any future period.

                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                        SEPT. 30,           JUNE 30,           MARCH 31,          DEC. 31,
                                                           2000               2000               2000               1999
                                                        ----------         ----------         ----------         ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ........................................       $    5,718         $    5,142         $    4,619         $    4,187
Cost of revenues
  (exclusive of amortization of deferred
  stock compensation of $599, $432,
  $341, $109, $61 and $29 for the three
  months ended, September 30, June 30,
  March 31, 2000, December 31, September
  30, June 30 and March 31, 1999 and
  December 31, 1998,  respectively) .............            1,363              1,260              1,210              1,070
                                                        ----------         ----------         ----------         ----------
Gross profit ....................................            4,355              3,882              3,409              3,117
Operating expenses:
  Research and development
  (exclusive of amortization of deferred stock
  compensation of $894, $683, $535,
  $306, $120 and $102 for the three
  months ended, September 30, June 30,
  March 31, 2000, December 31, September 30,
  June 30 and March 31, 1999 and December 31,
  1998, respectively) ...........................            2,035              1,669              1,596              1,437
  Sales and marketing
  (exclusive of amortization of deferred stock
  compensation of $530, $373, $377, $232, $154
  and $140 for the three months ended,
  September 30, June 30, March 31, 2000,
  December 31, September 30, June 30 and
  March 31, 1999 and December 31, 1998,
  respectively)..................................            1,206              1,481              1,131                972
  General and administrative
  (exclusive of amortization of deferred stock
  compensation of $325, $727, $236, $99, $92 and
  $3 for the three months ended, September 30,
  June 30, March 31, 2000, December 31,
  September 30, June 30 and March 31, 1999 and
  December 31, 1998, respectively) ..............              768                488                474                672
  Stock-based compensation ......................            2,348              2,215              1,489                746
                                                        ----------         ----------         ----------         ----------
Total operating expenses ........................            6,357              5,853              4,690              3,827
                                                        ----------         ----------         ----------         ----------
Operating income (loss) .........................           (2,002)            (1,971)            (1,281)              (710)
Interest expense ................................              (37)               (60)               (84)               (74)
Interest income .................................              638                 98                 94                 20
Other income (expense) ..........................               --                 --                 --                 --
                                                        ----------         ----------         ----------         ----------
Income (loss) before taxes ......................           (1,401)            (1,933)            (1,271)              (764)
Income tax (provision )benefit ..................              (87)               (93)               (83)               (30)
                                                        ----------         ----------         ----------         ----------
Net income (loss) ...............................           (1,488)            (2,026)            (1,354)              (794)
Deemed dividend on Series C redeemable
  convertible preferred stock ...................               --                 --                 --            (10,104)
                                                        ----------         ----------         ----------         ----------
Net income (loss) applicable to common
  stockholders ..................................       $   (1,488)        $   (2,026)        $   (1,354)        $  (10,898)
                                                        ==========         ==========         ==========         ==========
Basic net income (loss) per share
  applicable to common stockholders .............       $    (0.10)        $    (0.32)        $    (0.24)        $    (2.00)
                                                        ==========         ==========         ==========         ==========
Diluted net income (loss) per share .............       $    (0.10)        $    (0.32)        $    (0.24)        $    (2.00)
                                                        ==========         ==========         ==========         ==========

AS A PERCENTAGE OF REVENUES:

Revenues ........................................            100.0%             100.0%             100.0%             100.0%
Cost of revenues ................................             23.8               24.5               26.2               25.6
                                                        ----------         ----------         ----------         ----------
Gross profit ....................................             76.2               75.5               73.8               74.4
Operating expenses:
  Research and development ......................             35.6               32.5               34.6               34.3
  Sales and marketing ...........................             21.1               28.8               24.5               23.2
  General and administrative ....................             13.4                9.5               10.3               16.1
  Stock-based compensation ......................             41.1               43.1               32.2               17.8
                                                        ----------         ----------         ----------         ----------
Total operating expenses ........................            111.2              113.9              101.6               91.4
                                                        ----------         ----------         ----------         ----------
Operating income (loss) .........................            (35.0)             (38.4)             (27.8)             (17.0)
Interest expense ................................             (0.6)              (1.2)              (1.8)              (1.8)
Interest income .................................             11.2                1.9                2.0                0.5
Other income (expense) ..........................               --                 --                 --                 --
                                                        ----------         ----------         ----------         ----------
Income (loss) before taxes ......................            (24.4)             (37.7)             (27.6)             (18.3)
Income tax provision ............................             (1.5)              (1.8)              (1.8)              (0.7)
                                                        ----------         ----------         ----------         ----------
Net income (loss) ...............................            (25.9)%            (39.5)%            (29.4)%            (19.0)%
                                                        ==========         ==========         ==========         ==========


                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                        SEPT. 30,           JUNE 30,           MARCH 31,           DEC. 31,
                                                           1999               1999               1999               1998
                                                        ----------         ----------         ----------         ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues ........................................       $    3,655         $    2,459         $    1,982         $    1,492
Cost of revenues
  (exclusive of amortization of deferred
  stock compensation of $599, $432,
  $341, $109, $61 and $29 for the three
  months ended, September 30, June 30,
  March 31, 2000, December 31, September
  30, June 30 and March 31, 1999 and
  December 31, 1998,  respectively) .............              843                640                579                500
                                                        ----------         ----------         ----------         ----------
Gross profit ....................................            2,812              1,819              1,403                992
Operating expenses:
  Research and development
  (exclusive of amortization of deferred stock
  compensation of $894, $683, $535,
  $306, $120 and $102 for the three
  months ended, September 30, June 30,
  March 31, 2000, December 31, September 30,
  June 30 and March 31, 1999 and December 31,
  1998, respectively) ...........................            1,050                694                557                408
  Sales and marketing
  (exclusive of amortization of deferred stock
  compensation of $530, $373, $377, $232, $154
  and $140 for the three months ended,
  September 30, June 30, March 31, 2000,
  December 31, September 30, June 30 and
  March 31, 1999 and December 31,
  1998, respectively) ...........................              958                709                467                244
  General and administrative
  (exclusive of amortization of deferred stock
  compensation of $325, $727, $236, $99, $92 and
  $3 for the three months ended, September 30,
  June 30, March 31, 2000, December 31,
  September 30, June 30 and March 31, 1999 and
  December 31, 1998, respectively) ..............              577                258                217                149
  Stock-based compensation ......................              427                274                 --                 --
                                                        ----------         ----------         ----------         ----------
Total operating expenses ........................            3,012              1,935              1,241                801
                                                        ----------         ----------         ----------         ----------
Operating income (loss) .........................             (200)              (116)               162                191
Interest expense ................................              (64)               (12)                (9)                (7)
Interest income .................................               11                  6                 14                 11
Other income (expense) ..........................              (19)                --                 --                 --
                                                        ----------         ----------         ----------         ----------
Income (loss) before taxes ......................             (272)              (122)               167                195
Income tax (provision )benefit ..................                2                (18)               (65)               (73)
                                                        ----------         ----------         ----------         ----------
Net income (loss) ...............................             (270)              (140)               102                122
Deemed dividend on Series C redeemable
  convertible preferred stock ...................               --                 --                 --                 --
                                                        ----------         ----------         ----------         ----------
Net income (loss) applicable to common
  stockholders ..................................       $     (270)        $     (140)        $      102         $      122
                                                        ==========         ==========         ==========         ==========
Basic net income (loss) per share
  applicable to common stockholders .............       $    (0.05)        $    (0.03)        $     0.02         $     0.03
                                                        ==========         ==========         ==========         ==========
Diluted net income (loss) per share .............       $    (0.05)        $    (0.03)        $     0.01         $     0.01
                                                        ==========         ==========         ==========         ==========

AS A PERCENTAGE OF REVENUES:

Revenues ........................................            100.0%             100.0%             100.0%             100.0%
Cost of revenues ................................             23.1               26.0               29.2               33.5
                                                        ----------         ----------         ----------         ----------
Gross profit ....................................             76.9               74.0               70.8               66.5
Operating expenses:
  Research and development ......................             28.7               28.2               28.1               27.3
  Sales and marketing ...........................             26.2               28.8               23.6               16.4
  General and administrative ....................             15.8               10.5               10.9               10.0
  Stock-based compensation ......................             11.7               11.2                 --                 --
                                                        ----------         ----------         ----------         ----------
Total operating expenses ........................             82.4               78.7               62.6               53.7
                                                        ----------         ----------         ----------         ----------
Operating income (loss) .........................             (5.5)              (4.7)               8.2               12.8
Interest expense ................................             (1.8)              (0.5)              (0.5)              (0.4)
Interest income .................................              0.3                0.2                0.7                0.7
Other income (expense) ..........................             (0.5)                --                 --                 --
                                                        ----------         ----------         ----------         ----------
Income (loss) before taxes ......................             (7.5)              (5.0)               8.4               13.1
Income tax provision ............................              0.1               (0.7)              (3.3)              (4.9)
                                                        ----------         ----------         ----------         ----------
Net income (loss) ...............................             (7.4)%             (5.7)%              5.1%               8.2%
                                                        ==========         ==========         ==========         ==========

        Gross profit as a percentage of revenues increased from 74.4% for the quarter ended December 31, 1999 to 76.2% for the quarter ended September 30, 2000. This increase in gross profit as a percentage of revenues over the six quarters presented was primarily due to increased licensing of higher margin embedded memory technologies to fabless semiconductor companies that required no additional customization.

        Over the last four quarters, research and development expenses increased from $1.4 million to $2.0 million as we developed new technologies and added personnel. Sales and marketing expenses have grown over this period from $972,000 to $1.2 million, while general and administrative expenses grew from $672,000 to $768,000. General and administrative expenses were higher in the first quarter of 2000 due to expenses of litigation that was settled in the first quarter of 2000. Since the quarter ended June 30, 1999, we have recorded amortization of stock-based compensation from the issuance of stock options. We anticipate recording additional amortization of stock-based compensation in future periods.

        We have used all of our net operating loss carryforwards as we have achieved eight successive quarters of profitability, excluding stock-based compensation charges. We expect to pay income taxes on a going forward basis.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, we had $58.6 million in cash and cash equivalents, an increase of $57.1 million from cash held at September 30, 1999. The increase in cash balances at September 30, 2000 was primarily due to our receipt of $9.8 million of cash proceeds from the sale of Series C redeemable convertible preferred stock in the first quarter of fiscal 2000 and $50.7 million of cash proceeds from our August 2000 initial public offering. As of September 30, 2000, we had an accumulated deficit of $17.2 million. We financed our operating losses for fiscal 1998 and 1999 through the issuance of notes, borrowing under capital leases and a line of credit, and the sale of preferred stock.

        During the fourth quarter of 2000, our revolving line of credit with Silicon Valley Bank that allowed us to borrow up to $3.0 million expired. We still have a line of credit of $1.1 million with an equipment leasing company. At September 30, 2000, we had utilized $464,000 of this line and had an available balance of $636,000. The outstanding obligations under the equipment line are due over a three-year period. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed.

        Net cash provided by operating activities was $372,000 and $16,000 for fiscal 2000 and 1999, respectively. In fiscal 1998, net cash used in operating activities was $1.0 million. The generation of cash in 2000 is primarily due to depreciation of $1.5 million and the non-cash impact of the amortization of $6.8 million of stock-based compensation. Continued increases in accounts receivable and deferred tax assets and the reduction of income taxes payable partially offset the net cash provided by operations. The generation of cash for 1999 was due to depreciation of $507,000, the amortization of stock-based compensation of $701,000 and increases in accrued payroll and related expenses, accrued expenses related to software purchases and deferred revenues totaling $3.3 million. A higher accounts receivable balance of $3.6 million, a result of a growing customer base, offset the increase in cash for 1999. The usage of cash in fiscal 1998 was due to a net loss of $851,000 and by unfavorable changes in operating assets and liabilities, primarily accounts receivable due to revenue growth of our embedded memory technologies.

        Net cash used for investing activities was $3.0 million, $1.4 million and $358,000 for fiscal 2000, 1999 and 1998, respectively. The increase in investing activities during each of these periods was due to acquisitions of property and equipment, primarily computer software and hardware. A portion of the fixed asset acquisitions was financed under equipment financing arrangements in 1998. We intend to purchase approximately $3.5 million of additional capital assets, primarily computer equipment and software, during fiscal 2001.

        Net cash provided by financing activities was $59.7 million, $945,000 and $3.3 million and for fiscal 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 reflects our receipt of $9.8 million in cash proceeds from the issuance of Series C redeemable convertible preferred stock and $50.7 million in cash proceeds from the initial public offering. Net cash provided by financing activities in 1999 reflects borrowings under our accounts receivable revolving line of credit of $1.0 million. Net cash provided by financing activities in 1998 reflects the issuance of preferred stock for an aggregate purchase price of $2.5 million and the issuance of convertible notes in the aggregate principal amount of $772,000.

        Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions and working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that the Company's current capital resources and cash generated from operations will be sufficient to meet our needs for approximately the next two years, although we may seek to raise additional capital during that period. However, there can be no assurance that we will not require additional financing beyond this time frame. Our capital and operating requirements will depend on many factors, including the levels at which we maintain accounts receivable and increased spending for operating expenses. Our forecast period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

RISK FACTORS

THE TECHNOLOGY USED IN THE SEMICONDUCTOR INDUSTRY IS RAPIDLY CHANGING AND IF WE ARE UNABLE TO DEVELOP NEW TECHNOLOGIES AND ADAPT OUR EXISTING INTELLECTUAL PROPERTY TO NEW PROCESSES, WE WILL BE UNABLE TO ATTRACT OR RETAIN CUSTOMERS.

        The semiconductor industry has been characterized by an increasingly rapid rate of development of new technologies and manufacturing processes. Our future success depends on our ability to develop new technologies, to adapt our existing intellectual property to satisfy the requirements of new processes and to introduce new products to the marketplace in a timely manner. As new technologies or manufacturing processes are announced, customers may defer licensing our intellectual property until those new technologies become available or our intellectual property has been adopted for that manufacturing process. If our development efforts are not successful or are significantly delayed, we may be unable to attract or retain customers.

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

IF WE ARE UNSUCCESSFUL IN INCREASING OUR ROYALTY-BASED REVENUES, OUR REVENUES AND PROFITABILITY MAY NOT BE AS LARGE AS WE ANTICIPATE.

        We have historically generated revenues almost entirely from license fees. In addition, we have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our Custom-Touch STAR megabit and CAM technologies, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. Even if we are successful obtaining these agreements, they may not have the anticipated benefits. For the year ended September 30, 2000, we recorded approximately $88,000 of royalty revenues. The amount of royalties we receive in the future may not be significant. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

WE RELY ON A SMALL NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR
REVENUES.

        We have been dependent on a relatively small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues for a total of 56% of our revenues. In fiscal 1998, MMC Networks, National Semiconductor, PMC-Sierra, Silicon Dynamics and TeraLogic each generated more than 10% of our revenues for a total of 62% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any significant customer. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our major customers and are unable to replace them. There are a relatively limited number of fabless semiconductor companies and integrated device manufacturers to which we can license our intellectual property. As a result of this limited universe of potential customers, our future sales depend on these manufacturers continuing to rely on third-party semiconductor intellectual property and adopting our intellectual property for future product generations.

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

        From January 1999 to September 30, 2000, we grew from 38 to 138 full-time employees. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

PROBLEMS ASSOCIATED WITH INTERNATIONAL BUSINESS OPERATIONS COULD AFFECT OUR ABILITY TO LICENSE OUR INTELLECTUAL PROPERTY.

        Sales to customers located outside the United States accounted for 50% of our revenues in fiscal 2000, 44% of our revenues in fiscal 1999 and 48% of our revenues in fiscal 1998. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

        We have limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date our exposure to foreign currency exchange fluctuations has been minimal because our license agreements provide for payment in U.S. dollars.

        Our interest income and interest expense are sensitive to changes in the general level of U.S. interest rates. An increase or decrease in interest rates would not significantly increase or decrease interest income on cash balances due to our cash being primarily invested in commercial paper. Due to the short-term nature of our investments and the immaterial amount of capital lease obligations, we believe that there is no material exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Virage Logic Corporation

        We have audited the accompanying consolidated balance sheets of Virage Logic Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virage Logic Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             /s/ ERNST & YOUNG LLP

San Jose, California
October 30, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Virage Logic Corporation

        We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows of Virage Logic Corporation for the year ended September 30, 1998. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows of Virage Logic Corporation for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ MOHLER, NIXON & WILLIAMS
                                            Accountancy Corporation



Campbell, California
February 18, 2000

                            VIRAGE LOGIC CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                                                      SEPTEMBER 30,
                                                                                                 ------------------------
                                                                                                   2000            1999
                                                                                                 --------        --------
                                                                                                      (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ..............................................................       $ 58,596        $  1,513
  Accounts receivable, net ...............................................................          6,123           4,263
  Costs in excess of related billings on uncompleted contracts ...........................            264             332
  Prepaid expenses and other .............................................................            936             719
  Taxes receivable .......................................................................            292              --
                                                                                                 --------        --------
    Total current assets .................................................................         66,211           6,827
Property, equipment and leasehold improvements, net ......................................          4,163           1,963
Intangible assets, net of amortization of $162 at September 30, 2000 .....................            486              --
Deferred tax assets ......................................................................            846             260
Other long term assets ...................................................................            415              --
                                                                                                 --------        --------
    Total assets .........................................................................       $ 72,121        $  9,050
                                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................       $    424        $    261
  Accrued payroll and related expenses ...................................................          1,204             605
  Accrued expenses .......................................................................          1,210           1,069
  Credit line payable ....................................................................             --           1,000
  Current portion of capital lease obligations ...........................................            283             179
  Deferred revenue .......................................................................          1,805           1,835
  Income taxes payable ...................................................................             --             324
                                                                                                 --------        --------
    Total current liabilities ............................................................          4,926           5,273
Long-term portion of capital lease obligations ...........................................            273             454
                                                                                                 --------        --------
    Total liabilities ....................................................................          5,199           5,727
Stockholders' equity:
  Convertible preferred stock, $.001 par value 3,711,063 shares authorized at September 30, 1999
    Series A:
      Designated shares -- 1,531,063
      Issued and outstanding shares -- 1,531,062 at September 30, 1999 ...................             --               2
    Series B:
      Designated shares -- 2,180,000 at September 30, 1999
      Issued and outstanding shares -- 1,448,037 at September 30, 1999 ...................             --               1
  Common stock, $.001 par value:
    Authorized shares -- 150,000,000 at September 30, 2000 and
     30,000,000 at September 30, 1999,
    Issued and outstanding shares -- 19,909,501 and 5,668,875
      at September 30, 2000 and 1999, respectively .......................................             20               6
  Additional paid-in capital .............................................................         95,703           6,999
  Notes receivable from stockholders .....................................................         (1,600)            (79)
  Deferred stock-based compensation ......................................................        (10,030)         (2,201)
  Accumulated deficit ....................................................................        (17,171)         (1,405)
                                                                                                 --------        --------
    Total stockholders' equity ...........................................................         66,922           3,323
                                                                                                 --------        --------
    Total liabilities and stockholders' equity ...........................................       $ 72,121        $  9,050
                                                                                                 ========        ========


                             See accompanying notes.

                            VIRAGE LOGIC CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           YEAR ENDED SEPTEMBER 30,
                                                                   ----------------------------------------
                                                                     2000            1999             1998
                                                                   --------        --------        --------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues ...................................................       $ 19,666        $  9,589        $  1,970
Cost of revenues (exclusive of
  amortization of deferred stock
  compensation of $1,307 and $90
  in 2000 and 1999, respectively) ..........................          4,903           2,562             853
                                                                   --------        --------        --------
Gross profit ...............................................         14,763           7,027           1,117
Operating expenses:
  Research and development (exclusive of
    amortization of deferred stock
    compensation of $2,408 and $222 in
    2000 and 1999, respectively) ...........................          6,737           2,709             924
  Sales and marketing (exclusive of
    amortization of deferred stock
    compensation of $1,393 and $294
    in 2000 and 1999, respectively) ........................          4,790           2,378             622
  General and administrative (exclusive
    of amortization of deferred stock
    compensation of $1,690 and $95
    in 2000 and 1999, respectively) ........................          2,402           1,202             411
  Stock-based compensation .................................          6,798             701            --
                                                                   --------        --------        --------
    Total operating expenses ...............................         20,727           6,990           1,957
                                                                   --------        --------        --------
Operating income (loss) ....................................         (5,964)             37            (840)
Interest income ............................................            850              42              16
Interest expense ...........................................           (255)            (91)            (27)
Other income (expense) .....................................           --               (20)           --
                                                                   --------        --------        --------
Loss before taxes ..........................................         (5,369)            (32)           (851)
Income tax provision .......................................           (293)           (154)           --
                                                                   --------        --------        --------
Net loss ...................................................         (5,662)           (186)           (851)
Deemed dividend on Series C redeemable
   convertible preferred stock .............................        (10,104)           --              --
                                                                   --------        --------        --------

Net loss applicable to common stockholders .................       $(15,766)       $   (186)       $   (851)
                                                                   ========        ========        ========

Basic and diluted net loss per share applicable to
  common stockholders ......................................       $  (1.98)       $  (0.04)       $  (0.19)
                                                                   ========        ========        ========

Shares used in computing basic and diluted
   net loss per share ......................................          7,952           5,301           4,379
                                                                   ========        ========        ========


                             See accompanying notes.

                            VIRAGE LOGIC CORPORATION

        CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                   SERIES C
                                                            REDEEMABLE CONVERTIBLE              SERIES A CONVERTIBLE
                                                                PREFERRED STOCK                    PREFERRED STOCK
                                                         ----------------------------        ----------------------------
                                                           SHARES            AMOUNT            SHARES            AMOUNT
                                                         ----------        ----------        ----------        ----------
Balance at September 30, 1997 ....................               --        $       --         1,356,424        $        1
   Issuance of common stock for
     cash and services ...........................               --                --                --                --
   Exercise of stock options
     by employees ................................               --                --                --                --
   Issuance of preferred
     stock for debt conversion
     and/or cash, net of
     issuance costs of $51 .......................               --                --           123,507                 1
   Issuance of preferred stock
     for services ................................               --                --            51,131                --
   Net loss ......................................               --                --                --                --
                                                         ----------        ----------        ----------        ----------
Balance at September 30, 1998 ....................               --                --         1,531,062                 2
   Exercise of stock options
     by employees ................................               --                --                --                --
   Issuance of warrants to
     third parties for services ..................               --                --                --                --
   Repayment from stockholder ....................               --                --                --                --
   Deferred stock-based
     compensation ................................               --                --                --                --
   Amortization of stock-based
     compensation ................................               --                --                --                --
   Net income ....................................               --                --                --                --
                                                         ----------        ----------        ----------        ----------
Balance at September 30, 1999 ....................               --                --         1,531,062                 2
   Issuance of redeemable
     convertible preferred stock .................        5,455,255            10,104                --                --
   Exercise of stock options by
     employees, net of repurchases ...............               --                --                --                --
   Stock options exercised via
     note receivable .............................               --                --                --                --
   Issuance of warrants to
     third parties for services
     and assets ..................................               --                --                --                --
   Noncash deemed dividends on
     Series C redeemable
     convertible preferred stock .................               --                --                --                --
   Deferred stock-based
     compensation ................................               --                --                --                --
   Net proceeds from initial
     public offering .............................               --                --                --                --
   Conversion of preferred
     stock upon IPO ..............................       (5,455,255)          (10,104)       (1,531,062)               (2)
   Amortization of
     stock-based compensation ....................               --                --                --                --
   Tax benefit on exercise of
     non-qualified stock
     options under stock plans ...................               --                --                --                --
   Net loss ......................................               --                --                --                --
                                                         ----------        ----------        ----------        ----------
Balance at September 30, 2000 ....................               --        $       --                --        $       --
                                                         ==========        ==========        ==========        ==========



                                                           SERIES B CONVERTIBLE
                                                               PREFERRED STOCK                      COMMON STOCK
                                                         ----------------------------        ---------------------------
                                                           SHARES            AMOUNT             SHARES          AMOUNT
                                                         ----------        ----------        ----------       ----------
Balance at September 30, 1997 ....................               --        $       --         5,292,000       $        5
   Issuance of common stock for
     cash and services ...........................               --                --           300,000               --
   Exercise of stock options
     by employees ................................               --                --            26,250               --
   Issuance of preferred
     stock for debt conversion
     and/or cash, net of
     issuance costs of $51 .......................        1,448,037                 1                --               --
   Issuance of preferred stock
     for services ................................               --                --                --               --
   Net loss ......................................               --                --                --               --
                                                         ----------        ----------        ----------       ----------
Balance at September 30, 1998 ....................        1,448,037                 1         5,618,250                6
   Exercise of stock options
     by employees ................................               --                --            50,625               --
   Issuance of warrants to
     third parties for services ..................               --                --                --               --
   Repayment from stockholder ....................               --                --                --               --
   Deferred stock-based
     compensation ................................               --                --                --               --
   Amortization of stock-based
     compensation ................................               --                --                --               --
   Net income ....................................               --                --                --               --
                                                         ----------        ----------        ----------       ----------
Balance at September 30, 1999 ....................        1,448,037                 1         5,668,875                6
   Issuance of redeemable
     convertible preferred stock .................               --                --                --               --
   Exercise of stock options by
     employees, net of repurchases ...............               --                --         1,241,125                1
   Stock options exercised via
     note receivable .............................               --                --         1,087,500                1
   Issuance of warrants to
     third parties for services
     and assets ..................................               --                --                --               --
   Noncash deemed dividends on
     Series C redeemable
     convertible preferred stock .................               --                --                --               --
   Deferred stock-based
     compensation ................................               --                --                --               --
   Net proceeds from initial
     public offering .............................               --                --         4,715,726                5
   Conversion of preferred
     stock upon IPO ..............................       (1,448,037)               (1)        7,196,275                7
   Amortization of
     stock-based compensation ....................               --                --                --               --
   Tax benefit on exercise of
     non-qualified stock
     options under stock plans ...................               --                --                --               --
   Net loss ......................................               --                --                --               --
                                                         ----------        ----------        ----------       ----------
Balance at September 30, 2000 ....................               --        $       --        19,909,501       $       20
                                                         ==========        ==========        ==========       ==========

                                                                            NOTES
                                                         ADDITIONAL       RECEIVABLE        RECEIVABLE        DEFERRED
                                                           PAID-IN          FROM               FROM          STOCK-BASED
                                                           CAPITAL       STOCKHOLDERS       STOCKHOLDER      COMPENSATION
                                                         ----------      ------------       -----------      ------------
Balance at September 30, 1997 ....................       $      425       $      (79)       $       --        $       --
   Issuance of common stock for
     cash and services ...........................               59               --                --                --
   Exercise of stock options
     by employees ................................                1               --                --                --
   Issuance of preferred
     stock for debt conversion
     and/or cash, net of
     issuance costs of $51 .......................            3,546               --               (50)               --
   Issuance of preferred stock
     for services ................................               51               --                --                --
   Net loss ......................................               --               --                --                --
                                                         ----------       ----------        ----------        ----------
Balance at September 30, 1998 ....................            4,082              (79)              (50)               --
   Exercise of stock options
     by employees ................................                4               --                --                --
   Issuance of warrants to
     third parties for services ..................               11               --                --                --
   Repayment from stockholder ....................               --               --                50                --
   Deferred stock-based
     compensation ................................            2,902               --                --            (2,902)
   Amortization of stock-based
     compensation ................................               --               --                --               701
   Net income ....................................               --               --                --                --
                                                         ----------       ----------        ----------        ----------
Balance at September 30, 1999 ....................            6,999              (79)               --            (2,201)
   Issuance of redeemable
     convertible preferred stock .................              353               --                --                --
   Exercise of stock options by
     employees, net of repurchases ...............              493               --                --                --
   Stock options exercised via
     note receivable .............................            1,520           (1,521)               --                --
   Issuance of warrants to
     third parties for services
     and assets ..................................              731               --                --                --
   Noncash deemed dividends on
     Series C redeemable
     convertible preferred stock .................           10,104               --                --                --
   Deferred stock-based
     compensation ................................           14,627               --                --           (14,627)
   Net proceeds from initial
     public offering .............................           50,654               --                --                --
   Conversion of preferred
     stock upon IPO ..............................           10,100               --                --                --
   Amortization of
     stock-based compensation ....................               --               --                --             6,798
   Tax benefit on exercise of
     non-qualified stock
     options under stock plans ...................              122               --                --                --
   Net loss ......................................               --               --                --                --
                                                         ----------       ----------        ----------        ----------
Balance at September 30, 2000 ....................       $   95,703       $   (1,600)       $       --        $  (10,030)
                                                         ==========       ==========        ==========        ==========


                                                                             TOTAL
                                                         ACCUMULATED      STOCKHOLDER'S
                                                           DEFICIT       EQUITY (DEFICIT)
                                                         -----------     ----------------
Balance at September 30, 1997 ....................       $     (367)       $      (15)
   Issuance of common stock for
     cash and services ...........................               --                59
   Exercise of stock options
     by employees ................................               --                 1
   Issuance of preferred
     stock for debt conversion
     and/or cash, net of
     issuance costs of $51 .......................               --             3,498
   Issuance of preferred stock
     for services ................................               --                51
   Net loss ......................................             (851)             (851)
                                                         ----------        ----------
Balance at September 30, 1998 ....................           (1,219)            2,743
   Exercise of stock options
     by employees ................................               --                 4
   Issuance of warrants to
     third parties for services ..................               --                11
   Repayment from stockholder ....................               --                50
   Deferred stock-based
     compensation ................................               --                --
   Amortization of stock-based
     compensation ................................               --               701
   Net income ....................................             (186)             (186)
                                                         ----------        ----------
Balance at September 30, 1999 ....................           (1,405)            3,323
   Issuance of redeemable
     convertible preferred stock .................               --               353
   Exercise of stock options by
     employees, net of repurchases ...............               --               494
   Stock options exercised via
     note receivable .............................               --                --
   Issuance of warrants to
     third parties for services
     and assets ..................................               --               731
   Noncash deemed dividends on
     Series C redeemable
     convertible preferred stock .................          (10,104)               --
   Deferred stock-based
     compensation ................................               --                --
   Net proceeds from initial
     public offering .............................               --            50,659
   Conversion of preferred
     stock upon IPO ..............................               --            10,104
   Amortization of
     stock-based compensation ....................               --             6,798
   Tax benefit on exercise of
     non-qualified stock
     options under stock plans ...................               --               122
   Net loss ......................................           (5,662)           (5,662)
                                                         ----------        ----------
Balance at September 30, 2000 ....................       $  (17,171)       $   66,922
                                                         ==========        ==========


                            See accompanying notes.

                            VIRAGE LOGIC CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                YEAR ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                          2000            1999            1998
                                                                        --------        --------        --------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES

Net loss ........................................................       $ (5,662)       $   (186)       $   (851)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .................................          1,503             507              55
  Loss on disposal of property and equipment ....................             --              19              --
  Amortization of intangible assets .............................            162              --             133
  Issuance of warrants for services .............................            308              11              --
  Amortization of stock-based compensation ......................          6,798             701              --
  Changes in operating assets and liabilities:
    Accounts receivable, net ....................................         (1,860)         (3,594)           (667)
    Prepaid expenses ............................................           (112)           (534)             --
    Costs in excess of billings on uncompleted
      contracts .................................................             68            (332)             --
    Taxes receivable ............................................           (171)             --              --
    Other current assets ........................................             --              --            (182)
    Deferred tax assets .........................................           (586)           (260)             --
    Other long term assets ......................................           (415)             --              --
    Accounts payable ............................................            163              58             155
    Accrued payroll and related expenses ........................            599             466             112
    Accrued expenses ............................................            (69)          1,036             164
    Deferred revenue ............................................            (30)          1,800              35
    Income taxes payable ........................................           (324)            324              --
                                                                        --------        --------        --------
Net cash provided by (used in) operating
  activities ....................................................            372              16          (1,046)
INVESTING ACTIVITIES
Purchase of property, plant and equipment .......................         (2,986)         (1,420)           (358)
                                                                        --------        --------        --------
Net cash used in investing activities ...........................         (2,986)         (1,420)           (358)
FINANCING ACTIVITIES
Proceeds from issuance of notes .................................             --              --             772
Proceeds from issuance of redeemable convertible
  preferred stock ...............................................          9,819              --              --
Net proceeds from issuance of preferred and common
  stock .........................................................         51,152               4           2,527
Repayment from stockholder ......................................             --              50              --
Borrowings (repayments) under line of credit ....................         (1,000)          1,000              --
Principal payments on capital lease obligations .................           (274)           (109)            (10)
                                                                        --------        --------        --------
Net cash provided by financing activities .......................         59,697             945           3,289
                                                                        --------        --------        --------
Net increase (decrease) in cash and cash
  equivalents ...................................................         57,083            (459)          1,885
Cash and cash equivalents at beginning of period ................          1,513           1,972              87
                                                                        --------        --------        --------
Cash and cash equivalents at end of period ......................       $ 58,596        $  1,513        $  1,972
                                                                        ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ..........................................       $    165        $     65        $     19
Cash paid for income taxes ......................................       $  1,357        $     35        $     --
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Capital lease obligations incurred for the purchase
  of equipment ..................................................       $    197        $    631        $     88
Warrants issued for property, plant and equipment ...............       $    422        $     --        $     --


                             See accompanying notes.

                            VIRAGE LOGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property, or SIP, for the memory elements of complex electronic systems contained on a single silicon chip. The semiconductor intellectual property consists of designs for memory elements of a system-on-a-chip, commonly referred to as memories, software systems called compilers that allow chip designers to configure memories into different sizes and shapes on a single chip and software tools that can be used to build memory compilers. The Company also provides custom memory design services.

Initial Public Offering

    On August 4, 2000 the Company closed its initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, the Company sold an additional 562,500 shares of common stock upon the underwriters' exercise of their over-allotment option. Through the public offering and simultaneous private placement, the Company received proceeds of approximately $51.4 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock automatically converted into 7,196,275 shares of common stock.

Reverse Stock Split and Capitalization Change

    In April 2000, the board of directors authorized a one-for-two reverse stock split of the Company's common stock. The related common stock and per-share data in the accompanying financial statements has been retroactively restated to reflect the reverse stock split.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virage Logic International (VLI), a California corporation. Currently, VLI conducts international operations in India and the Republic of Armenia. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. To date, operations in India and the Republic of Armenia have been immaterial.

Foreign Currency Transactions

    Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Accounts related to operations and non-monetary balance sheet items are remeasured at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

    The Company's revenues are derived from licenses for its semiconductor intellectual property, which includes memories, standard and custom memory compilers and software development tools. Standard memory compilers and software development tools include a bundled license of software and related maintenance. Custom memory compilers typically include a bundled license of software, maintenance and customization of the software for the customer's specific applications.

    For each arrangement, the Company determines whether persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining company obligations, the fee is fixed or determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as the criteria are met.

    For standard memory compiler arrangements that consist solely of a license and maintenance, the Company recognizes the maintenance and the license fee together upon delivery of the software in accordance with paragraph 59 of SOP 97-2, "Software Revenue Recognition." Accordingly, the Company does not defer maintenance revenues over the life of the license arrangement but rather accrues the estimated cost of support at the time license revenues are recognized. This revenue recognition methodology is based on the following set of circumstances:

    a.  The maintenance period is one year and is included with the license fee.

    b. These standard memory compiler products are not support intensive, and support costs to date have not been significant.

    c. Maintenance includes upgrades or modifications specifically related to the foundry process, which are rare and to date only one such upgrade has been provided.

    Software development tool arrangements include either a perpetual license with telephone support or a term license with telephone support and the rights to unspecified upgrades on a when-and-if available basis. The Company recognizes the maintenance (telephone support) and the license fees together for perpetual licenses upon the delivery of the software in accordance with paragraph 59 of SOP 97-2 and accordingly accrues the estimated cost of support. For term licenses bundled with maintenance (telephone support and the rights to unspecified upgrades on a when-and-if available basis), the Company does not have vendor-specific objective evidence of fair value for maintenance because maintenance is not sold separately and accordingly recognizes the entire arrangement fee over the maintenance period.

    Revenues from custom memory compilers involve customization to the functionality of the software and are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion using input measures based on labor hours incurred. If a software contract under the percentage of completion method includes a discrete element that meets segmentation criteria of SOP 81-1, "Accounting for Performance of Construction and Certain Production Type Contracts", the method chosen to determine the timing of revenue recognition may be different for each discrete element. Any off-the-shelf software included in the contract that meets the segmentation criteria of SOP 81-1 would be excluded from the measurement of progress-to-completion. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. The Company does not apply the percentage-of-completion method in circumstances where customer acceptance is necessary.

    Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are invested in money market funds and commercial paper with a major financial institution.

    The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair market value based on quoted market prices with unrealized gains and losses, net of tax, reported in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income.

    The Company invests its excess cash in high-quality, short-term debt instruments, all of which have an original maturity of three months or less. At September 30, 2000 and 1999, cost approximated fair value for all cash equivalents. Interest and dividends on the investments are included in interest income.

    Unrealized holding gains and losses on available-for-sale securities at September 30, 2000 and 1999 and gross realized gains and losses on sales of available-for-sale securities for the years ended September 30, 2000, 1999 and 1998 were not significant.

    Cash equivalents as of September 30, 2000 and 1999 consisted of the following:


                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2000        1999
                                                         -------     ------
                                                           (IN THOUSANDS)
    Money market funds .............................     $53,534     $  561
    Commercial paper ...............................       4,968        747
                                                         -------     ------
    Total available-for-sale securities ............     $58,502     $1,308
                                                         =======     ======

Fair Value of Other Financial Instruments

    The carrying values and estimated fair values of the Company's other financial instruments are as follows:

                                      SEPTEMBER 30, 2000          SEPTEMBER 30, 1999
                                     ---------------------      ------------------------
                                                 ESTIMATED                     ESTIMATED
                                     CARRYING      FAIR         CARRYING         FAIR
                                      VALUE        VALUE         VALUE           VALUE
                                     --------    ---------      --------       ---------
                                                     (IN THOUSANDS)
Line of credit ...............           --           --         $1,000         $1,000
Capital leases ...............         $556         $556         $  633         $  633

    The fair value of the Company's obligations under lines of credit and capital leases are based on current rates offered to the Company for similar debt instruments of the same remaining maturities.

Property and Equipment

    Property and equipment are recorded at cost net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the useful lives of the assets, generally the shorter of the lease term or three years.

Accounting for Internal-Use Computer Software

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $2.3 million and $1.4 million for the years ended September 30, 2000 and 1999, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Intangible Assets

    The intangible asset is being amortized on a straight-line basis over their estimated useful life of three years.

Accounting for Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 4, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted under SFAS 123, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees and to adopt the "disclosure only" alternative described in SFAS 123.

    Stock options or warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The fair value of such options or warrants is determined using the Black-Scholes model.

Business Risks and Concentration of Credit Risk

    The Company operates in the competitive semiconductor industry, which has been characterized by rapid technological change, short product life cycles, and cyclical market patterns. Significant technological changes in the industry could adversely affect operating results.

    The Company markets and sells its technology to a broad base of customers, which are primarily located in the United States, Canada, Asia and Europe. The Company performs ongoing credit evaluations of its customers' financial condition, and generally, no collateral is required. All Company billings are made in U.S. dollars.

Customer Concentrations

    A limited number of customers have historically accounted for a substantial portion of the Company's revenues.

    In fiscal 2000, no individual customer accounted for 10% or more of total revenues. Customers that accounted for at least 10% of total revenues in 1999 and 1998 were as follows:

                                                             YEAR ENDED
                                                            SEPTEMBER 30,
                                                          ---------------
                                                          1999       1998
                                                          ----       ----
       ATI Technologies ...........................        18%        --
       MMC Networks ...............................        10%        11%
       National Semiconductor .....................        18%        11%
       PMC-Sierra .................................         *         14%
       Silicon Dynamics ...........................         *         13%
       TeraLogic ..................................         *         13%
       Toshiba ....................................        10%         *

(*) Represents less than 10% of revenues

Advertising Expense

    The cost of advertising is expensed as incurred. Advertising costs totaled approximately $318,000, $130,000 and $34,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

Research and Development

    In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, software costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

Net Income (Loss) Per Share

    Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). Accordingly, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

    The following table presents the computation of basic and diluted net loss per share applicable to common stockholders:

                                                                             YEAR ENDED
                                                                            SEPTEMBER 30,
                                                                 ------------------------------------
                                                                   2000          1999         1998
                                                                 --------       -------       -------
                                                                 (In thousands, except per share data)
Net loss applicable to common stockholders ................      $(15,766)      $  (186)      $  (851)
                                                                 ========       =======       =======
Basic and diluted:
  Weighted average shares of common stock
     outstanding ..........................................         8,887         5,632         5,559
  Less weighted average shares subject to
     repurchase ...........................................          (935)         (331)       (1,180)
                                                                 --------       -------       -------
  Shares used in computing basic and diluted net loss
     per share applicable to common
     stockholders .........................................         7,952         5,301         4,379
                                                                 ========       =======       =======
Basic and diluted net loss per share applicable to
  common stockholders .....................................      $  (1.98)      $ (0.04)      $ (0.19)
                                                                 ========       =======       =======

The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 1,765,750, 2,118,000 and 1,179,917 shares of common stock have been excluded for the years ended September 30, 2000, 1999 and 1998, respectively.

Comprehensive Income (Loss)

    In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components and was effective for fiscal 1999. The Company had no items, other than net loss, of other comprehensive income (loss) to report in any of the periods presented.

Segment Information

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of semiconductor intellectual property for the memory elements of systems-on-a-chip.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS 133), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The Company will assess the impact of SFAS 133 if such activities are undertaken.

    In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its revenue recognition policy is in compliance with SAB 101.

    In March 2000, the financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000 but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the financial position or results of operations.

NOTE 2. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consisted of the following:

                                                        YEAR ENDED
                                                        SEPTEMBER 30,
                                                  -------------------------
                                                    2000            1999
                                                  --------         --------
                                                       (IN THOUSANDS)
   Furniture and fixtures ................        $    538         $    197
   Computers and equipment ...............           1,812              840
   Software ..............................           3,739            1,415
   Leasehold improvements ................             140               74
                                                  --------         --------
                                                     6,229            2,526
   Less accumulated depreciation .........          (2,066)            (563)
                                                  --------         --------
                                                  $  4,163         $  1,963
                                                  ========         ========

    Depreciation expense related to property, equipment and leasehold improvements totaled $1.5 million, $507,000, and $55,000 for the years ended September 30, 2000, 1999, and 1998 respectively.

NOTE 3. LEASE OBLIGATIONS

    The Company leases certain computer equipment and software under long-term capital leases. The Company has a line of credit with an equipment leasing company under which it can enter into leases totaling $1,100,000. At September 30, 2000 approximately $464,000 of this line had been utilized. The Company has also entered into other capital lease arrangements not subject to the line. Capitalized costs of approximately $950,000, $753,000 and $122,000 are included in property and equipment at September 30, 2000, 1999 and 1998, respectively. Accumulated depreciation amounted to approximately $494,000, $173,000 and $16,000 at September 30, 2000, 1999 and 1998.

    The Company leases its facilities under operating leases. The agreements provide for a rent escalation each year. Rent expense under operating leases was approximately $563,000, $230,000 and $70,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

    Aggregate future minimum lease payments under capital leases and operating leases as of September 30, 2000 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                               (IN THOUSANDS)
        2001..............................................    $  388     $   713
        2002..............................................       183         718
        2003..............................................       105         338
        2004..............................................        --          54
        2005..............................................        --          --
                                                              ------     -------
      Total minimum lease and principal payments..........       676     $ 1,823
                                                                         =======
      Less: Amount representing interest..................      (120)
                                                              ------
      Present value of future lease payments..............       556
      Less: Current portion of capital lease obligations..      (283)
                                                              ------
      Long-term portion of capital lease obligations......    $  273
                                                              ======

NOTE 4. STOCKHOLDERS' EQUITY

Convertible Preferred Stock

    The Series A and Series B preferred stock automatically converted into shares of common stock at the conversion price in effect immediately prior to the closing of the Company's initial public offering. The conversion ratio was three-for-two.

    All preferred stockholders had the same voting rights as common stockholders. Each share of Series A and B preferred stock had a number of votes equal to the number of shares of common stock into which it was converted. Changes to the rights or preferences of preferred stockholder securities, increases in authorized preferred stock, issuances of securities with preferences over preferred stockholder securities, entering into a liquidation transaction, and changing the number of directors on the board of directors required the approval from the holders of at least 55% of the outstanding shares of preferred stock (including Series C redeemable convertible preferred stock).

    The holders of Series A and B preferred stock were entitled to receive dividends when and if declared by the board of directors. The dividends were payable in preference and priority to any payment of any dividend on common stock of the Company. Such dividends were not mandatory or cumulative, and no rights or interest accrued to the holders of preferred stock. No dividends had been declared to date.

Redeemable Convertible Preferred Stock

    On November 24, 1999, the Company authorized 5,500,000 shares of redeemable convertible preferred stock designated as Series C and on December 23, 1999 the Company issued 5,455,255 of these shares at $1.90 per share. The Series C redeemable convertible preferred stock automatically converted into shares of common stock at the conversion price in effect immediately prior to the closing of the Company's inital public offering. The conversion ratio was one-for-two.

    Holders of Series C redeemable convertible preferred stock voted equally with holders of common stock on an as-if-converted basis. In addition, the holders of Series C redeemable convertible preferred stock had the right to elect two directors and to approve certain corporate transactions with the holders of Series A and B preferred stock, as discussed above.

    In connection with the issuance of the Series C redeemable convertible preferred stock, the Company recorded a non-cash dividend of $10,104,044 during the year ended September 30, 2000 to accrete the value of the Series C redeemable convertible preferred stock to its fair value. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, December 1999, which was the period in which the shares became eligible for conversion.

Common Stock

    The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2000, 19,909,501 shares of common stock were issued and outstanding.

    At September 30, 2000, common stock was reserved for issuance as follows:

Exercise of outstanding stock options ................................    1,705,750
Shares of common stock available for grant under the 1997 Equity
  Incentive Plan......................................................    1,020,890
Exercise of warrants .................................................       60,000
                                                                          ---------
                                                                          2,786,640
                                                                          =========

Founders' Shares

    In August 1997, the Company issued 4,536,000 shares of common stock at $0.017 per share to the founders of the Company in exchange for full-recourse notes receivable of $79,138. The founders' shares are subject to adjustment for certain events, including mergers, stock dividends, stock splits and other events.

    As of September 30, 2000, all founders' shares were vested, and hence, no shares were subject to repurchase by the Company.

    The notes bear interest at 6.29% per annum and are due and payable in August 2002. The notes are full recourse, and in addition, each of the founders has pledged the common stock, 4,536,000 shares of common stock in aggregate, as collateral to secure the obligations under the notes.

1997 Equity Incentive Plan

    The Company's 1997 Equity Incentive Plan (the Plan) provides for the granting of incentive stock options and nonstatutory stock options as determined by the board of directors. Under the terms of the Plan, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. The exercise price of incentive stock options and nonstatutory stock options granted to an employee or a service provider, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable immediately or may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under the Plan are subject to repurchase by the Company at the original exercise price until the underlying options have vested. At September 30, 2000, 1,300,250 shares issued and exercised under the Plan were subject to repurchase.

    Rights to immediately purchase stock may also be granted under the Plan with terms, conditions, and restrictions determined by the board of directors. Except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2000, no such shares have been granted.

    Information with respect to the Plan is summarized as follows:

                                            SHARES       NUMBER OF        WEIGHTED
                                           AVAILABLE      OPTIONS          AVERAGE
                                           FOR GRANT    OUTSTANDING    EXERCISE PRICE
                                          ----------    -----------    --------------
     Beginning authorization...........    1,500,000            --        $     --
       Options granted.................      (60,000)       60,000        $  0.017
                                          ----------    ----------
     Balance at September 30, 1997.....    1,440,000        60,000        $  0.017
       Additional options authorized...           --            --              --
       Options granted.................   (1,045,500)    1,045,500        $   0.10
       Options exercised...............           --       (26,250)       $  0.017
       Options canceled................       56,250       (56,250)       $  0.017
                                          ----------    ----------
     Balance at September 30, 1998.....      450,750     1,023,000        $   0.10
       Additional options authorized...    1,500,000            --              --
       Options granted.................   (1,177,500)    1,177,500        $   0.30
       Options exercised...............           --       (50,625)       $   0.08
       Options canceled................       91,875       (91,875)       $   0.14
                                          ----------    ----------
     Balance at September 30, 1999.....      865,125     2,058,000        $   0.20
       Additional options authorized...    2,195,140            --              --
       Options granted.................   (2,349,375)    2,349,375        $   3.11
       Options exercised...............           --    (2,391,625)       $   0.85
       Options canceled................      310,000      (310,000)       $   1.28
                                          ----------    -----------
     Balance at September 30, 2000.....    1,020,890     1,705,750        $   3.12
                                          ==========    ==========

    The following table summarizes information about stock options outstanding and exercisable at September 30, 2000:

                              OPTIONS OUTSTANDING AND EXERCISABLE
                      ------------------------------------------------
                                         WEIGHTED
                         NUMBER           AVERAGE
                          AS OF          REMAINING
                      SEPTEMBER 30,  CONTRACTUAL LIFE
    EXERCISE PRICE        2000          (IN YEARS)     EXERCISE PRICE
    --------------    -------------  ----------------  ---------------
      $0.02.....           90,000           7.02          $ 0.02
      $0.13.....           98,625           7.94          $ 0.13
      $0.23.....          136,875           8.50          $ 0.23
      $0.70.....          339,375           9.09          $ 0.70
      $1.00.....           90,125           9.27          $ 1.00
      $1.50.....          152,750           9.41          $ 1.50
      $2.00.....          130,375           9.47          $ 2.00
      $4.00.....          248,875           9.59          $ 4.00
      $6.00.....          199,000           9.71          $ 6.00
      $10.30....          219,750           9.80          $10.30
                        ---------
         Total..        1,705,750           9.17          $ 3.12
                        =========

    Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted during the years ended September 30, 2000, 1999 and 1998 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: a risk-free interest rate of 6.00% for 2000 and 5.50% for 1999 and 1998, no dividend yield for all years, expected stock price volatility of 80% for 2000 and 1999 and 0% for 1998 and a weighted average expected option life of five years for all years.

The options' weighted average grant-date fair value, which is the value assigned to the options under SFAS 123, was $1.71, $0.08, and $0.05 for options granted during 2000, 1999 and 1998, respectively.

For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of FAS 123, the Company's net loss would have been increased to the following approximate FAS 123 pro forma amounts.

                                                     YEARS ENDED SEPTEMBER 30,
                                                -----------------------------------
                                                  2000          1999         1998
                                                --------      -------      --------
Net loss -- as reported                         $(15,766)     $  (186)     $  (851)
Net loss -- pro forma                           $(16,754)     $  (227)     $  (886)
Basic net loss per share -- as reported         $  (1.98)     $ (0.04)     $ (0.19)
Basic net loss per share -- pro forma           $  (2.11)     $ (0.04)     $ (0.20)

    The pro forma impact of options on the net loss for the years ended September 30, 2000 and 1999 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants. The full effect of SFAS 123 will not be fully reflected until 2001.

2000 Employee Stock Purchase Plan

    In April 2000, the Company's board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (the Purchase Plan). A total of 200,000 shares of common stock has been reserved for issuance under this plan. On each October 1, starting in 2001, the number of shares will be automatically increased by the lesser of 0.75% of the then outstanding shares of common stock or 200,000 shares. Each offering period will consist of six months. The initial offering period began on October 1, 2000 and offering periods will end on March 31 and September 30 of each year following.

    The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant's compensation, at a price equal to 85% of the lower of the fair market value of the Company's common stock at the beginning or the end of each offering period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 of stock per year.

Warrants

    In February 1999, the Company issued a warrant to purchase 25,000 shares of Series B convertible preferred stock at $2.40 per share in connection with professional services. The warrant vests over four years and expires February 21, 2004. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company's Series B convertible preferred stock of $2.40, a risk-free interest rate of 5.16%, a volatility factor of 80% and a life of five years. The fair value of the warrant was approximately $124,000 at September 30, 1999. The vesting period of this warrant was amended in November 1999 such that the warrant became fully vested at that time. Accordingly, the warrant was remeasured in November 1999 at a fair value of $159,000 and the Company expensed the unamortized portion.

    In July 1999, the Company issued a warrant to purchase 7,500 shares of common stock at $0.70 per share in connection with professional services. The warrant vests over four years and expires on July 15, 2004. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company's common stock of $7.66, a risk-free interest rate of 5.92%, a volatility factor of 80% and a life of five years. At September 30, 1999 the fair value of the warrant was approximately $43,200. The vesting period of the warrant was amended in November 1999 such that the warrant became fully vested at that time. Accordingly, the warrant was remeasured in November 1999 at a fair value of $54,000 and the Company expensed the unamortized portion.

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

Restricted Common Stock

    During fiscal 1998, the Company sold 300,000 shares of restricted common stock to a consultant for a total aggregate purchase price of $59,234, consisting of cash in the amount of $5,234 and services valued at $54,000. In the event the consultant ceases providing services to the Company through the termination of its consulting agreement, the Company has the right to repurchase the stock at the original purchase price. The right to repurchase the shares by the Company lapses as follows: 30,000 shares on the date of sale, 45,000 shares on March 21, 1998, and 6,250 shares for each full month thereafter. On September 30, 1998, the right to repurchase 112,500 shares had lapsed and the remaining 187,500 unvested shares were held in escrow. In November 1999, the Company removed all vesting restrictions so that the Company shall no longer have the right to repurchase any shares.

Stock-Based Compensation

    During the years ended September 30, 2000 and 1999, the Company issued stock options to employees with exercise prices that it believed represented the fair value of the options. Subsequent to the commencement of the Company's initial public offering process, the Company reevaluated the fair value of its stock options. Accordingly, in connection with such stock option grants, during the year ended September 30, 2000 and 1999, the Company recorded deferred stock-based compensation of $14.6 million and $2.9 million, respectively. This deferred compensation represents the excess of the fair value of the common stock on the date of grant over the exercise price. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS 123 and SFAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms that result in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four.

Common Stock Valuation

    In connection with the Company's initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with such stock option grants, during the year ended September 30, 2000 and 1999, the Company recorded a non-cash charge for stock-based compensation of $6.8 million and $701,000, respectively. In connection with warrants, during the year ended September 30, 2000 and 1999, the Company recorded non-cash charges of $731,000 and $11,000, respectively.

NOTE 5. LINE OF CREDIT

    During July 1999, the Company entered into a line of credit with a financial institution, which expired during July 2000 and the Company let lapse. The line of credit was limited such that the Company could not borrow in excess of $3,000,000 or 80% of eligible receivables. Borrowings under the line of credit bore interest at the bank's prime rate plus 1% per annum (9.25% at September 30, 1999) and were subject to the Company's compliance with certain financial covenants. The line of credit was secured by all the rights, title of the assets and intellectual property of the Company. As of September 30, 2000, no amount was outstanding on the line of credit and as of September 30, 1999, the Company had approximately $1,000,000 outstanding under the line of credit.

    In connection with the line of credit agreement, the Company issued a warrant for 30,000 shares of Series C preferred stock (see Note 4). The warrant is exercisable at any time prior to its expiration on July 28, 2004. Upon the closing of the Series C preferred stock round in December 1999, the Company determined the fair value of the warrant using the Black-Scholes valuation model assuming an exercise price of the Series C preferred stock of $1.90, a risk free interest rate of 6.22%, a volatility factor of 80%, and a life of five years. The resulting value of $103,000 is being amortized to expenses over the term of the line of credit. As of September 30, 2000, as a result of the expiration of the line of credit, the Company had amortized the entire amount.

NOTE 6. RELATED PARTY TRANSACTIONS

    In June 1999, the Company extended a loan of $150,000 bearing interest of 9% per annum, to a stockholder of the Company in return for a note receivable. In March 2000, the note was repaid.

    The Company sells products and services to certain companies that are also stockholders of Virage Logic Corporation. All transactions were conducted at arm's length. Sales to these stockholders amounted to $227,500, $450,500 and $317,500, for the years ended September 30, 2000, 1999, and 1998, respectively. Included in these amounts are $227,500, $67,500 and $132,500 received from Tower Semiconductor for compiler development services for the years ended September 30, 2000, 1999, and 1998, respectively. As of September 30, 2000, there were no accounts receivable due from these stockholders.

NOTE 7. AGREEMENTS WITH FOUNDRIES

    The Company has entered into agreements with TSMC, UMC, and Chartered, third-party semiconductor foundries, under which the Company has agreed to develop memory compilers for certain of the foundries' manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company's fabless customers. For the year ended September 30, 2000, royalty revenues were $88,000.

    Under two separate agreements with one of the foundries, TSMC, TSMC has contracted to pay the Company licensing fees for embedded memory compilers. The Company has recorded $945,000 of revenue for such services through September 30, 2000.

NOTE 8. INCOME TAXES

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the year ended September 30, 1998.

    The provision for income taxes for the years ended September 30, 2000 and 1999 consists of the following:

                                               YEAR ENDED SEPTEMBER 30
                                             ---------------------------
                                               2000              1999
                                             ---------         ---------
  Federal:
    Current ..............................   $ 689,000         $ 355,000
    Deferred .............................    (586,000)         (260,000)
  State:
    Current ..............................     151,000             1,000
    Deferred .............................          --                --
  Foreign:
    Current ..............................      39,000            58,000
    Deferred .............................          --                --
                                             ---------         ---------
  Total ..................................   $ 293,000         $ 154,000
                                             =========         =========

    The income tax expense differed from the amounts computed by applying the U.S. statutory federal income tax rate (34%) to pretax income (loss) as a result of the following:

                                                      YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------
                                                2000             1999           1998
                                            -----------       ---------       ---------
Computed expected tax  (benefit) .....      $(1,825,000)      $ (11,000)      $(289,000)
Non-deductible stock-based
  compensation .......................        2,312,000         238,000              --
Current year net operating losses
  and/or temporary differences for
  which no tax benefit is recognized..         (275,000)        (55,000)        289,000
State taxes ..........................          100,000              --              --
Foreign taxes ........................           39,000          58,000              --
R&D credit ...........................         (201,000)        (94,000)             --
Other ................................          143,000          18,000              --
                                            -----------       ---------       ---------
Total income tax provision ...........      $   293,000       $ 154,000       $      --
                                            ===========       =========       =========

    Significant components of the Company's deferred tax assets are as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                                     -------------------------
                                                         2000          1999
                                                     -----------     ---------
Deferred tax assets:
  Deferred revenue .............................     $   719,000     $ 431,000
  Compensation accrual .........................         292,000       124,129
  Other accruals/reserves not currently
     deductible ................................         125,000       167,871
  Credits ......................................          96,000            --
                                                     -----------     ---------
Total deferred tax assets ......................       1,232,000       723,000
  Valuation allowance ..........................        (242,000)     (407,000)
                                                     -----------     ---------
Net deferred tax assets ........................         990,000       316,000
Deferred tax liabilities:
  Depreciation .................................        (130,000)      (49,000)
  Other ........................................         (14,000)       (7,000)
                                                     -----------     ---------
Net deferred tax assets ........................     $   846,000     $ 260,000
                                                     ===========     =========

    The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2000 and 1999 based on availability of taxable income in the carryback periods for federal purposes. Due to the uncertainty of future earnings and the lack of carryback provisions for state purposes, management has determined that the valuation allowance continues to be necessary. The net valuation allowance increased/(decreased) by $(165,000), $107,000 and $200,000, during the years ended September 30, 2000, 1999 and 1998, respectively.

NOTE 9. BUSINESS SEGMENT INFORMATION

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

    Revenues by geographic region were as follows:

                                             YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        2000            1999            1998
                                    -----------      ----------      ----------
Revenues:
  United States ..............      $ 9,806,000      $5,393,000      $1,018,000
  Canada .....................        2,937,000       2,148,000         280,000
  Japan ......................        2,441,000       1,970,000         440,000
  Taiwan .....................        2,329,000              --              --
  Europe .....................        1,400,000              --              --
  Other ......................          753,000          78,000         232,000
                                    -----------      ----------      ----------
     Total ...................      $19,666,000      $9,589,000      $1,970,000
                                    ===========      ==========      ==========

NOTE 10. ACQUISITION OF ASSETS

    On December 1, 1999, the Company purchased Mentor Graphics Corporation's
(MGC) Physical Libraries Business for 150,000 shares of the Company's Series C preferred stock valued at approximately $638,250. In addition, the Company assumed MGC's license arrangements with customers of the Physical Libraries Business resulting in an obligation of approximately $210,000. The transaction was accounted for as a purchase and the Company recorded intangible assets of approximately $353,250, $269,000 and $27,000 related to the goodwill, workforce and the customer list, respectively. The goodwill, assembled workforce and customer list are being amortized over three years. Additionally, as part of the purchase agreement with MGC, the Company is committed to purchase $1,000,000 of software licenses through June 30, 2001. The Company purchased and capitalized $500,000 of such software licenses on December 28, 1999, which are being amortized over three years.

    For the year ended September 30, 2000, amortization of the intangible assets and the software amortization was approximately $162,000 and $125,000, respectively.

NOTE 11. FISCAL YEAR 2000 BONUS PLANS

Fiscal Year 2000 Executive Variable Incentive Pay Plan

    In November 1999, the Company's board of directors approved the adoption of the Virage Logic Fiscal Year 2000 Executive Variable Incentive Pay Plan (the VIP
Plan). The VIP Plan limits eligibility to employees at the President, Vice President and director levels. Payments to participants in the VIP Plan are connected to the Company's fiscal year 2000 revenue and operating results as compared to the planned results. Eligible participants may receive an additional compensation of 15% to 50% of base salary, depending on the Company's financial results.

Fiscal Year 2000 Employee Bonus Program

    For fiscal year 2000, the Company instituted a bonus program for its United States employees, other than sales and marketing employees and participants in the Fiscal Year 2000 Executive Variable Incentive Pay Plan. Under this program, 10% of pretax profits before deductions for deferred compensation will be distributed quarterly.

    For the year ended September 30, 2000, approximately $343,000 of compensation was expensed under all of the Company's bonus plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

CHANGES IN ACCOUNTANTS

    Previously reported in Registration Statement Form S-1, file number
333-36108

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning our directors is incorporated by reference to the information in the section entitled "Proposal No. 1--Election of Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2000.

    The information required by this item concerning our executive officers and family relationships is incorporated by reference in the section in Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

    The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers--Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES , AND REPORTS ON FORM 8-K

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

    (1) Report of Ernst & Young LLP, Independent Auditors

    (2) Independent Auditors' Report of Mohler, Nixon & Williams, Accountancy Corporation

    (3) Consolidated Balance Sheets

    (4) Consolidated Statements of Operations

    (5) Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

    (6) Consolidated Statements of Cash Flows

    (7) Notes To Consolidated Financial Statements

        Index to Financial Statement Schedules:

    (1) Schedule II Valuation and Qualifying Accounts

(b) Reports on Form 8-K:

    None

(c) Exhibits:

Exhibit
Number      Description Of Document
-------     -----------------------
  3.1       Amended and Restated Articles of Incorporation(1)

  3.2       Amended and Restated Bylaws(1)

  4.1       Specimen Common Stock Certificate(1)

  4.2 Restated and Amended Investors' Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

  4.3       Amendment and Waiver to Restated and Amended Investors' Rights
            Agreement(1)

 10.1       1997 Equity Incentive Plan, as amended(1)

 10.2       Form of Option Agreement under 1997 Equity Incentive Plan(1)

 10.3       2000 Employee Stock Purchase Plan(1)

 10.4       Virage Logic Corporation Fiscal Year 2000 Executive Variable
            Incentive Pay Plan(1)*

 10.5       Form of Indemnification Agreement(1)

 10.6       Form of Secured Full Recourse Promissory Note granted by each of
            Adam Kablanian and Alexander Shubat on August 27, 1997(1)*

 10.7       Form of Stock Pledge Agreement dated August 27, 1997 between the
            Company and each of Adam Kablanian and Alexander Shubat (1)*

 10.8       Form of Secured Full Recourse Promissory Note granted by each of
            Adam Kablanian, Alexander Shubat, Vincent Ratford, and James
            Pekarsky in March 2000(1)*

 10.9 Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and
            James Pekarsky(1)*

 10.10      Asset Purchase Agreement between Mentor Graphics Corporation and
            Virage Logic dated as of December 1, 1999(1)

 10.11      Loan and Security Agreement between Silicon Valley Bank, Virage
            Logic and VLI dated as of July 28, 1999(1)

 10.12      Distribution Agreement between Seiko Instruments Inc. and Virage
            Logic dated as of October 1, 1998(1)#

 10.13      Development and Licensing Agreement between Taiwan Semiconductor
            Manufacturing Co. Ltd. and Virage Logic dated as of March 3,
            1999(1)#

 10.14      Joint Marketing and Technical Support Agreement between Chartered
            Semiconductor Manufacturing Ltd. and Virage Logic dated as of
            November 14, 1997(1)#

 10.15      Memory Compiler Licensing Agreement between United Microelectronics
            Corporation and Virage Logic(1)#

 10.16      Memorandum of Understanding for Jointly-Developed 1T-SRAM Technology
            Memory Compilers between Virage Logic and Mosys, Inc. dated July 1,
            1999(1)#

 10.17 Memorandum of Understanding for Custom-Touch 1T-SRAM Memory Compiler for TSMC 0.18mm and 0.15mm Logic Process between Taiwan
            Semiconductor Manufacturing Co. Ltd., Mosys, Inc. and Virage
            Logic(1)#

 10.18      Memorandum of Understanding between Virage Logic and Nurlogic(1)

 10.19      Industrial Space Lease between Renco Bayside Investors and Virage
            Logic dated as of March 17, 1999(1)

 10.20      Office Service Agreement between HQ Global Workplaces, Inc. and
            Virage Logic dated as of August 3, 1999(1)

 10.21      Office Lease between Morris Piha Real Estate Services, Inc. and
            Virage Logic dated as of March 25, 1999(1)

 10.22      Master Lease Agreement among Leasing Technologies International,
            Inc., Virage Logic and VLI dated as of February 12, 1999(1)

 10.23      Employment Offer Letter to Vincent Ratford dated February 1,
            1998(1)*

 10.24      Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*

 10.25      Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*

 10.26      Employment Offer Letter to Kenneth Rousseau dated January 18,
            2000(1)*

 10.27      Source Code License Agreement among Virage Logic, Fluence Technology
            Inc., and Credence Systems Corp.(1) #

 10.28      Stock Purchase Agreement between Virage Logic and Crosslink Capital,
            Inc.(1)

 10.29      Form of Secured Full Recourse Promissory Note dated as of July 7,
            2000 granted by Yervant Zorian *

 10.30      Form of Stock Pledge Agreement, dated July 7, 2000 between the
            Company and Yervant Zorian *

 16.1 Letter from Mohler, Nixon & Williams Accountancy Corporation re change in certifying accountant(1)

 23.1       Consent of Ernst & Young LLP, independent auditors

 23.2       Consent of Mohler, Nixon & Williams Accountancy Corporation,
            Independent Auditors

 27.1       Financial Data Schedule

(1) Incorporated by reference to the corresponding exhibit to Virage Logic's Registration Statement on Form S-1, as amended (File No. 333- 36108).

# Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 26th day of December, 2000.

                                        VIRAGE LOGIC CORPORATION

                                        By:  /s/ Adam A. Kablanian
                                             -----------------------------------
                                                 Adam A. Kablanian
                                                 President and Chief Executive
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                       Title                                       Date
            ---------                                       -----                                       ----
    /s/ Adam A. Kablanian              President, Chief Executive Officer and Director          December 26, 2000
-------------------------------        (Principal Executive Officer)
        Adam A. Kablanian

    /s/ James R. Pekarsky              Vice President and Chief Financial Officer               December 26, 2000
-------------------------------        (Principal Financial and Accounting Officer)
        James R. Pekarsky

    /s/ Richard Elkus, Jr.             Director                                                 December 26, 2000
------------------------------
        Richard Elkus, Jr.

------------------------------         Director                                                 December __, 2000
        Michael Hackworth

    /s/ Alexander Shubat               Vice President, Secretary and Director                   December 26, 2000
------------------------------
        Dr. Alexander Shubat

    /s/ Michael Stark                  Director                                                 December 26, 2000
------------------------------
         Michael Stark

    /s/ Sang Wang                      Director                                                 December 26, 2000
------------------------------
        Dr. Sang Wang

    /s/ Yervant Zorian                 Vice President, Chief Scientist and Director             December 26, 2000
------------------------------
        Dr. Yervant Zorian

                                INDEX TO EXHIBITS

EXHIBITS

  3.1       Amended and Restated Articles of Incorporation(1)

  3.2       Amended and Restated Bylaws(1)

  4.1       Specimen Common Stock Certificate(1)

  4.2 Restated and Amended Investors' Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

  4.3       Amendment and Waiver to Restated and Amended Investors' Rights
            Agreement(1)

 10.1       1997 Equity Incentive Plan, as amended(1)

 10.2       Form of Option Agreement under 1997 Equity Incentive Plan(1)

 10.3       2000 Employee Stock Purchase Plan(1)

 10.4       Virage Logic Corporation Fiscal Year 2000 Executive Variable
            Incentive Pay Plan(1)*

 10.5       Form of Indemnification Agreement(1)

 10.6       Form of Secured Full Recourse Promissory Note granted by each of
            Adam Kablanian and Alexander Shubat on August 27, 1997(1)*

 10.7       Form of Stock Pledge Agreement dated August 27, 1997 between the
            Company and each of Adam Kablanian and Alexander Shubat(1)*

 10.8       Form of Secured Full Recourse Promissory Note granted by each of
            Adam Kablanian, Alexander Shubat, Vincent Ratford, and James
            Pekarsky in March 2000(1)*

 10.9 Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and
            James Pekarsky(1)*

 10.10      Asset Purchase Agreement between Mentor Graphics Corporation and
            Virage Logic dated as of December 1, 1999(1)

 10.11      Loan and Security Agreement between Silicon Valley Bank, Virage
            Logic and VLI dated as of July 28, 1999(1)

 10.12      Distribution Agreement between Seiko Instruments Inc. and Virage
            Logic dated as of October 1, 1998(1)#

 10.13      Development and Licensing Agreement between Taiwan Semiconductor
            Manufacturing Co. Ltd. and Virage Logic dated as of March 3,
            1999(1)#

 10.14      Joint Marketing and Technical Support Agreement between Chartered
            Semiconductor Manufacturing Ltd. and Virage Logic dated as of
            November 14, 1997(1)#

 10.15      Memory Compiler Licensing Agreement between United Microelectronics
            Corporation and Virage Logic(1)#

 10.16      Memorandum of Understanding for Jointly-Developed 1T-SRAM Technology
            Memory Compilers between Virage Logic and Mosys, Inc. dated July 1,
            1999(1)#

 10.17 Memorandum of Understanding for Custom-Touch 1T-SRAM Memory Compiler for TSMC 0.18mm and 0.15mm Logic Process between Taiwan
            Semiconductor Manufacturing Co. Ltd., Mosys, Inc. and Virage
            Logic(1)#

 10.18      Memorandum of Understanding between Virage Logic and Nurlogic(1)

 10.19      Industrial Space Lease between Renco Bayside Investors and Virage
            Logic dated as of March 17, 1999(1)

 10.20      Office Service Agreement between HQ Global Workplaces, Inc. and
            Virage Logic dated as of August 3, 1999(1)

 10.21      Office Lease between Morris Piha Real Estate Services, Inc. and
            Virage Logic dated as of March 25, 1999(1)

 10.22      Master Lease Agreement among Leasing Technologies International,
            Inc., Virage Logic and VLI dated as of February 12, 1999(1)

 10.23      Employment Offer Letter to Vincent Ratford dated February 1,
            1998(1)*

 10.24      Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*

 10.25      Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*

 10.26      Employment Offer Letter to Kenneth Rousseau dated January 18,
            2000(1)*

 10.27      Source Code License Agreement among Virage Logic, Fluence Technology
            Inc., and Credence Systems Corp.(1) #

 10.28      Stock Purchase Agreement between Virage Logic and Crosslink Capital,
            Inc.(1)

 10.29      Form of Secured Full Recourse Promissory Note dated as of July 7,
            2000 granted by Yervant Zorian *

 10.30      Form of Stock Pledge Agreement, dated July 7, 2000 between the
            Company and Yervant Zorian *

 16.1 Letter from Mohler, Nixon & Williams Accountancy Corporation re change in certifying accountant(1)

 23.1       Consent of Ernst & Young LLP, independent auditors

 23.2       Consent of Mohler, Nixon & Williams Accountancy Corporation,
            Independent Auditors

 27.1       Financial Data Schedule

(1) Incorporated by reference to the corresponding exhibit to Virage Logic's Registration Statement on Form S-1, as amended (File No. 333- 36108).

# Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*   Management contract or compensatory plan or arrangement.

                            VIRAGE LOGIC CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     ADDITIONS
                                        BALANCE AT   CHARGED TO                  BALANCE AT
                                         BEGINNING    COSTS AND    DEDUCTIONS      END OF
                                         OF PERIOD    EXPENSES     WRITE-OFFS      PERIOD
                                        ----------   ----------    ----------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended September 30, 1998                $--          $--          $--           $--
Year ended September 30, 1999                $--          $43          $--           $43
Year ended September 30, 2000                $43          $19          $--           $62