Form 10-Q
period 2000-12-31
VIRAGE LOGIC CORP
filed 2001-02-09
CIK 1050776

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending December 31, 2000

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

                                Yes   X            No
                                     ---              ---

As of January 26, 2001 there were 19,896,690 shares of the Registrant's Common Stock outstanding.

                            VIRAGE LOGIC CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                          Page
PART I - Financial Information
ITEM 1 - Financial Statements
         Condensed Consolidated Balance Sheets as of  December 31, 2000
            and September 30, 2000.........................................  3
         Condensed Consolidated Statements of  Operations for the
            three months ended December 31, 2000 and 1999..................  4
         Condensed Consolidated Statement of Cash Flows for the
            three months ended December 31, 2000 and 1999 .................  5
         Notes to Condensed Consolidated Financial Statements .............  6
ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  9
ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk........ 15

PART II - Other Information

ITEM 1 - Legal Proceedings................................................. 16
ITEM 2 - Changes in Securities and Use of Proceeds......................... 16
ITEM 3 - Defaults upon Senior Securities................................... 16
ITEM 4 - Submission of Matters to a Vote of Security Holders............... 16
ITEM 5 - Other Information................................................. 16
ITEM 6 - Exhibits and Reports on Form 8-K.................................. 16

Signatures................................................................. 17

                            VIRAGE LOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                 December 31,    September 30,
                                                                                    2000            2000
                                                                                 ------------    -------------
ASSETS                                                                           (unaudited)        (1)
Current assets:
  Cash and cash equivalents .................................................      $ 59,919       $ 58,596
  Accounts receivable, net ..................................................         6,130          6,123
  Costs in excess of related billings on uncompleted contracts ..............           280            264
  Prepaid expenses and other ................................................         1,215            936
  Taxes receivable...........................................................           292            292
                                                                                   --------       --------
      Total current assets...................................................        67,836         66,211

  Property, equipment and leasehold improvements, net .......................         4,546          4,163
  Intangible assets, net of amortization ....................................           432            486
  Deferred tax assets........................................................           846            846
  Other long term assets ....................................................           313            415
                                                                                   --------       --------
      Total assets...........................................................      $ 73,973       $ 72,121
                                                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................      $    857       $    424
  Accrued payroll and related expenses ......................................         1,323          1,204
  Accrued expenses ..........................................................         1,506          1,210
  Current portion of capital lease obligations ..............................           255            283
  Deferred revenue ..........................................................         1,390          1,805
  Income taxes payable ......................................................           484           --
                                                                                   --------       --------
      Total current liabilities .............................................         5,815          4,926
Long-term portion of capital lease obligations ..............................           202            273
                                                                                   --------       --------
      Total liabilities .....................................................         6,017          5,199
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 150,000,000 at December 31, 2000
     and September 30, 2000,
    Issued and outstanding shares - 19,907,372
     and 19,909,501 at December 31, 2000 and September 30, 2000,
     respectively ...........................................................            20             20
  Additional paid-in capital ................................................        95,789         95,703
  Notes receivable from stockholders ........................................        (1,600)        (1,600)
  Deferred stock-based compensation .........................................        (7,798)       (10,030)
  Accumulated deficit .......................................................       (18,455)       (17,171)
                                                                                   --------       --------
      Total stockholders' equity ............................................        67,956         66,922
                                                                                   --------       --------
      Total liabilities and stockholders' equity ............................      $ 73,973       $ 72,121
                                                                                   ========       ========

(1)   Derived from audited financial statements


            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                             -----------------------
                                                                               2000           1999
                                                                             --------       --------
Revenue:
  License .............................................................      $  6,319       $  4,187
  Royalties ...........................................................           275           --
                                                                             --------       --------
Total revenues ........................................................         6,594          4,187
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $519 and $109
  for the three months ended December 31,
  2000 and 1999, respectively) ........................................         1,488          1,070
                                                                             --------       --------
      Gross profit ....................................................         5,106          3,117
Operating expenses:
  Research and development (exclusive of amortization of deferred stock compensation of $782 and $306 for the three months ended,
  December 30, 2000 and 1999, respectively) ...........................         2,242          1,437
  Sales and marketing (exclusive of amortization
  of deferred stock compensation of $509 and
  $232 for the three months ended December 31,
  2000 and 1999, respectively) ........................................         1,459            972
  General and administrative (exclusive of
  amortization of deferred stock compensation of
  $324 and $99 for the three months ended
  December 31, 2000 and 1999, respectively) ...........................           929            672
  Stock-based compensation ............................................         2,134            746
                                                                             --------       --------
      Total operating expenses ........................................         6,764          3,827
                                                                             --------       --------
Operating loss ........................................................        (1,658)          (710)
Interest income .......................................................         1,013             20
Interest expense ......................................................           (24)           (74)
                                                                             --------       --------
Loss before taxes .....................................................          (669)          (764)
Income tax provision ..................................................           615             30
                                                                             --------       --------
Net loss ..............................................................        (1,284)          (794)
Deemed dividend on Series C redeemable
 convertible preferred stock ..........................................          --          (10,104)
                                                                             --------       --------
Net loss applicable to common stockholders ............................      $ (1,284)      $(10,898)
                                                                             ========       ========
Basic and diluted net loss per share applicable to
  common stockholders .................................................      $  (0.07)      $  (2.00)
                                                                             ========       ========
Shares used in computing basic and diluted net
  loss per share ......................................................        18,628          5,462
                                                                             --------       --------

See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                             Three Months Ended
                                                                                 December 31,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
OPERATING ACTIVITIES
 Net loss ...........................................................      $ (1,284)      $   (794)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization .....................................           530            235
  Amortization of intangible assets .................................            54           --
 Issuance of warrants for services ..................................          --              234
 Amortization of stock-based compensation ...........................         2,134            746
 Changes in operating assets and liabilities:
  Accounts receivable, net ..........................................            (7)          (790)
  Costs in excess of related billings on uncompleted contracts ......           (16)            23
  Prepaid expenses ..................................................          (279)          (319)
  Other assets ......................................................           102           --
  Accounts payable ..................................................           433            707
  Accrued payroll and related expenses ..............................           119             71
  Accrued expenses ..................................................           296            521
  Deferred revenue ..................................................          (415)          (110)
       Income taxes payable .........................................           484           (324)
                                                                           --------       --------
 Net cash provided by operating activities ..........................         2,151            200
INVESTING ACTIVITIES
 Purchase of property, plant and equipment ..........................          (913)        (1,344)
                                                                           --------       --------
 Net cash used in investing activities ..............................          (913)        (1,344)
FINANCING ACTIVITIES
 Proceeds from issuance of redeemable convertible preferred stock ...          --            9,714
 Net proceeds from issuance of preferred and common stock ...........            (2)            47
 Stock issuance costs ...............................................           186           --
 Repayment under line of credit .....................................          --           (1,000)
 Principal payments on capital lease obligations ....................           (99)           (49)
                                                                           --------       --------
 Net cash provided by financing activities ..........................            85          8,712

 Net increase in cash and cash equivalents ..........................         1,323          7,568
 Cash and cash equivalents at beginning of period ...................        58,596          1,513
                                                                           --------       --------
 Cash and cash equivalents at end of the period .....................      $ 59,919       $  9,081
                                                                           ========       ========
 Supplemental disclosures of cash flow information
  Cash paid for interest ............................................      $     24       $     75
  Cash paid for income taxes ........................................      $     51       $    433
Supplemental schedules of noncash investing and financing activities
  Capital lease obligations incurred for the purchase of equipment ..      $   --         $    177
  Warrants issued for services ......................................      $   --         $    234

See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Virage Logic Corporation (the "Company") for the year ended September 30, 2000, which is included in the Company's Form 10-K filed with the Securities and Exchange Commission, Registration No. 000-31089.

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

Licensing revenues by geographic region were as follows (in thousands):

                                                     Three Months Ended
                                                        December 31,
                                                     ------------------
                                                      2000        1999
                                                     ------      ------
Revenues:
  United States ..............................      $3,026      $2,350
  Japan ......................................       1,106         887
  Taiwan .....................................         501         331
  Canada .....................................         603         435
  Europe .....................................         552         184
  Other ......................................         531           0
                                                    ------      ------
Total ........................................      $6,319      $4,187
                                                    ======      ======

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

The following table presents the computation of basic and diluted net income
(loss) per share applicable to common stockholders (in thousands, except per share amounts):

                                                                       Three Months Ended
                                                                           December 31,
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------
Net loss applicable to common stockholders .....................      $ (1,284)      $(10,898)
                                                                      ========       ========
Basic and diluted:
 Weighted average shares of common stock
  outstanding ..................................................        19,910          5,682
 Less weighted average shares subject to
  repurchase ...................................................        (1,282)          (220)
                                                                      --------       --------
Shares used in computing basic and diluted
  net loss per share applicable to common
  stockholders .................................................        18,628          5,462
                                                                      --------       --------
Basic and diluted net loss per share applicable
  to common stockholders .......................................      $  (0.07)      $ (2.00)
                                                                      ========       =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties including those set forth below under "Factors that May Affect Results of Operations and Financial Condition" that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15-21 of the Company's Form 10-K filed with the Securities and Exchange Commission on December 26, 2000.

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

     Revenues consist of license fees for our memories, standard and custom memory compilers and software development tools and royalties from certain third-party semiconductor foundries on their sales of silicon chips manufactured for our fabless customers. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers' specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompanies a master license agreement. Milestone deliveries generally occur over three to six months.

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

     Support revenues related to standard and custom memory compilers are not deferred over the life of the license agreement but rather an estimated cost of support is accrued at the time license revenues are recognized. Our experience to date indicates that the level of resource commitment for support is not significant. The support is provided over a period of one year or less, and upgrades or modifications are rare. In the event that support is anticipated to become a significant cost, our revenue recognition policy would be modified to reflect the change.

     Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries to pay royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues for the three months ended December 31, 2000 totaled $275,000. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories.

     For the three months ended December 31, 2000, Atmel, IBM, Metalink, MMC Networks, PMC-Sierra, Philips, TSMC and Toshiba, each generated between 5% and 16% of our revenues. Collectively, these companies represented 65% of total revenues for that period.

     Sales to customers located outside the United States accounted for 64% of our revenues for the three months ended December 31, 2000. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. We are increasing our direct sales force in the United States and Europe. All revenues to date have been denominated in U.S. dollars.

     Since our inception in November 1995, cost of revenues and other expense categories have progressively increased as we added personnel and increased the level of our business activities. We intend to continue making significant expenditures associated with research and development, sales and marketing and general and administrative activities, and expect that costs of revenues and these expenses will continue to be a significant percentage of revenues in future periods.

     We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock and the exercise price of such options at the date of grant. The aggregate deferred stock-based compensation at December 31, 2000 was $7.8 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended December 31, 2000 was approximately $2.1 million. We anticipate that the amortization of stock-based compensation for options granted through December

31, 2000 will equal approximately $4.1 million in 2001, $2.6 million in 2002, $0.9 million in 2003 and $0.2 million in 2004.

RESULTS OF OPERATIONS

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                  2000         1999
                                                  -----        -----
Revenue:
   License ...............................         95.8%       100.0%
   Royalties .............................          4.2          0.0
                                                  -----        -----
Revenues .................................        100.0        100.0
Cost of revenues .........................         22.6         25.6
                                                  -----        -----
Gross profit .............................         77.4         74.4
Operating expenses:
  Research and development ...............         34.0         34.3
  Sales and marketing ....................         22.1         23.2
  General and administrative .............         14.1         16.1
  Stock-based compensation ...............         32.4         17.8
                                                  -----        -----
Total operating expenses .................        102.6         91.4
                                                  -----        -----
 Operating loss ..........................        (25.2)       (17.0)
Interest income ..........................         15.4          0.5
Interest expense .........................         (0.4)        (1.8)
Income tax provision .....................         (9.3)        (0.7)
                                                  -----        -----
Net loss .................................        (19.5)%      (19.0)%
                                                  =====        =====


THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Revenues. Revenues increased 57% to $6.6 million from $4.2 million for the three months ended December 31, 2000 and 1999, respectively. The increase in revenues for the three months ended December 31, 2000 is primarily attributable to an expanding customer base and license fees from existing customers of our
0.18 micron and 0.13 micron embedded memory technologies. In addition, the Company received royalty revenues from a third party foundry totaling $275,000 for the three months ended December 31, 2000.

     Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 64% to $5.1 million from $3.1 million for the three months ended December 31, 2000 and 1999, respectively. These increases were primarily attributable to increased licensing to fabless semiconductor companies of higher margin embedded memory technologies that required no additional customization. Cost of revenues excludes $519,000 and $109,000 of amortization of stock-based compensation for the three months ended December 31, 2000 and 1999, respectively.

     Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 56% to $2.2 million for the three months ended December 31, 2000 from $1.4 million for the same period last fiscal year. Research and development expense excludes $782,000 and $306,000 of amortization of stock-based compensation for the three months ended December 31, 2000 and 1999, respectively. The increase in research and development expense was primarily due to the ongoing development of our 0.18 micron, 0.15 micron and
0.13 micron embedded memory technologies, as well as new products such as our Custom-Touch CAM, Custom-Touch STAR and Custom-Touch 1T-SRAM. These efforts required hiring additional personnel.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion and other associated costs. Sales and marketing expense increased 50% to $1.5 million for the three months ended December 31, 2000 from $972,000 for the same period last fiscal year. Sales and marketing expense excludes $509,000 and $232,000 of amortization of stock-based compensation for the three months ended December 31, 2000 and 1999, respectively. The increases in sales and marketing expense were due to hiring additional personnel, increased salaries and benefits and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our sales force and target new customers for our technologies.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 38% to $929,000 for the three months ended December 31, 2000 from $672,000 for the same period last fiscal year. General and administrative expense excludes $324,000 and $99,000 of amortization of stock-based compensation for the three months ended December 31, 2000 and 1999, respectively. The increases in general and administrative expense were primarily due to increased personnel and professional fees.

     Stock-Based Compensation. With respect to the grant of stock options to employees, the Company has deferred aggregate stock-based compensation of approximately $7.8 million and $10.0 million for the three months ended December 31, 2000 and 1999, respectively. The amount of deferred stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The Company amortized $2.1 million and $746,000 during the three months ended December 31, 2000 and 1999, respectively.

     Interest Income. Interest income increased to $1.0 million for the three months ended December 31, 2000 from $20,000 for the same period last fiscal year. This increase was principally due to higher average cash balances resulting from the net proceeds of the initial public offering.

     Interest Expense. Interest expense decreased to $24,000 for the three months ended December 31, 2000 from $74,000 for the same period last fiscal year. This decrease was the result of the repayment of the outstanding balance under a credit line.

     Income Tax Provision. The provision for income taxes was approximately $615,000 and $30,000 for the three months ended December 31, 2000 and 1999, respectively. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to stock-based compensation related charges that were non-deductible for tax purposes and foreign taxes.

     Deemed Dividend. In connection with the sale of Series C redeemable convertible preferred stock in December 1999, we recorded a non-cash charge of $10.1 million for the three months ended December 31, 1999 to accrete the value of the Series C redeemable convertible preferred stock to its deemed fair value under applicable accounting rules. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, which was the period in which the shares became eligible for conversion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating losses from inception to December 31, 2000 from license revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the Company's initial public offering. Net loss for the three months ended December 31, 2000 was $1.3 million, which was attributable primarily to a non-cash stock-based compensation charge of $2.1 million during that period. At December 31, 2000, the Company had $59.9 million in cash and cash equivalents, an increase of $1.3 million from cash held at the end of last fiscal year. The increase in cash balances at December 31, 2000 was primarily due to interest earned on cash and cash equivalents. Operations were funded from revenues received.

     The Company has outstanding obligations under a capital lease line, which are due over a three-year period. At December 31, 2000, $316,000 is outstanding under this line. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed. There is no remaining availability under this capital lease line.

     Net cash provided by operating activities was $2.2 million for the first three months of fiscal 2001. Net cash provided by operating activities was due to increases in accounts payable and income taxes payable, offset by reductions in deferred revenues.

     Net cash used in investing activities was $913,000 for the first three months of fiscal 2001. Net cash used for investing activities was due to acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $2.9 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2001.

     Net cash provided by financing activities was $85,000 for the first three months of fiscal 2001. Net cash provided by financing activities in the first three months of fiscal 2001 reflects stock issuance costs.

     On August 4, 2000 we closed our initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, we sold an additional 562,500 shares of common stock upon the underwriters' exercise of their over-allotment option. Through the public offering and simultaneous private placement, we received proceeds of approximately $50.7 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock automatically converted into 7,196,275 shares of common stock.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, amount and timing of research and development expenditures, timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions and changes to our working capital structure primarily related to accounts receivable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." (SFAS No. 133). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized on the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133," is effective for all fiscal years beginning after June 15, 2000. We do not currently have forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes, but it is possible we may enter into such contracts in the future as our international sales or operations expand.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

     Our registration statement (No. 333-36108) under the Securities Act for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters' exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $5.4 million, consisting of $3,622,500 for underwriting discounts and commissions and approximately $1,785,000 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.3 million. We have applied all of the proceeds to temporary investments in a commercial money market investment account.

     None of the net offering proceeds were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:
     10.31     Fiscal Year 2001 Executive Variable Incentive Pay Plan

(a)  Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2001                      VIRAGE LOGIC CORPORATION

                                            /s/ Adam A. Kablanian
                                            ------------------------------------
                                            ADAM A. KABLANIAN
                                            President, Chief Executive Officer
                                            and Chairman of the Board

                                            /s/ James R. Pekarsky
                                            ------------------------------------
                                            JAMES R. PEKARSKY
                                            Vice President, Finance and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
10.31           Fiscal Year 2001 Executive Variable Incentive Pay Plan