Form 10-Q
period 2001-03-31
VIRAGE LOGIC CORP
filed 2001-05-04
CIK 1050776

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2001

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

                               Yes  [X]      No [ ]

As of April 30, 2001 there were 19,954,879 shares of the Registrant's Common Stock outstanding.

                            VIRAGE LOGIC CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I -- Financial Information

ITEM 1 -- Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 2001
        and September 30, 2000..............................................  3
     Condensed Consolidated Statements of Operations for the
        three and six months ended March 31, 2001 and 2000..................  4
     Condensed Consolidated Statements of Cash Flows for the
        six months ended March 31, 2001 and 2000 ...........................  5
     Notes to Condensed Consolidated Financial Statements ..................  6
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  9
ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk........ 15

PART II -- Other Information

ITEM 1 -- Legal Proceedings................................................. 16
ITEM 2 -- Changes in Securities and Use of Proceeds......................... 16
ITEM 3 -- Defaults upon Senior Securities................................... 16
ITEM 4 -- Submission of Matters to a Vote of Security Holders............... 16
ITEM 5 -- Other Information................................................. 17
ITEM 6 -- Exhibits and Reports on Form 8-K.................................. 17

Signatures.................................................................. 18

                            VIRAGE LOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                                    MARCH 31,  SEPTEMBER 30,
                                                                      2001       2000 (1)
                                                                    --------     --------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents .....................................   $ 35,259    $ 58,596
  Investments ...................................................     24,095        --
  Accounts receivable, net ......................................      9,033       6,123
  Costs in excess of related billings on uncompleted contracts ..        588         264
  Prepaid expenses and other ....................................      1,269         936
  Taxes receivable ..............................................        292         292
                                                                    --------    --------
     Total current assets .......................................     70,536      66,211
  Property, equipment and leasehold improvements, net ...........      5,405       4,163
  Intangible assets, net of amortization ........................        378         486
  Deferred tax assets ...........................................        846         846
  Other long term assets ........................................        313         415
                                                                    --------    --------
     Total assets ...............................................   $ 77,478    $ 72,121
                                                                    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................   $  1,007    $    424
  Accrued payroll and related expenses ..........................      1,436       1,204
  Accrued expenses ..............................................      1,584       1,210
  Current portion of capital lease obligations ..................        219         283
  Deferred revenue ..............................................      2,946       1,805
  Income taxes payable ..........................................        285        --
                                                                    --------    --------
      Total current liabilities .................................      7,477       4,926
Long-term portion of capital lease obligations ..................        163         273
                                                                    --------    --------
      Total liabilities .........................................      7,640       5,199
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 150,000,000 at March 31, 2001
     and September 30, 2000,
    Issued and outstanding shares -- 19,954,369 and
     19,909,501 at March 31, 2001 and September 30,
     2000, respectively .........................................         20          20
  Additional paid-in capital ....................................     95,974      95,703
  Unrealized gains on investments ...............................         42        --
  Notes receivable from stockholders ............................     (1,151)     (1,600)
  Deferred stock-based compensation .............................     (5,891)    (10,030)
  Accumulated deficit ...........................................    (19,156)    (17,171)
                                                                    --------    --------
      Total stockholders' equity ................................     69,838      66,922
                                                                    --------    --------
      Total liabilities and stockholders' equity ................   $ 77,478    $ 72,121
                                                                    ========    ========

(1)  Derived from audited financial statements


            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
Revenue:
  License ...................................................      $  7,179       $  4,619       $ 13,498       $  8,806
  Royalties .................................................           422           --              697           --
                                                                   --------       --------       --------       --------
         Total revenues .....................................         7,601          4,619         14,195          8,806
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $345 and $341 for the
  three months ended, and $864 and $450 for the six
  months ended March 31, 2001 and 2000, respectively) .......         1,402          1,210          2,890          2,281
                                                                   --------       --------       --------       --------
         Gross profit .......................................         6,199          3,409         11,305          6,525
Operating expenses:
  Research and development (exclusive of amortization of
  deferred stock compensation of $563 and $535 for the
  three months ended, and $1,345 and $841 for the six
  months ended March 31, 2001 and 2000, respectively) .......         2,287          1,596          4,529          3,033
Sales and marketing (exclusive of amortization
  of deferred stock compensation of $492 and $377 for
  the three months ended, and $1,001 and $609 for the
  six months ended March 31, 2001 and 2000, respectively) ...         1,996          1,131          3,455          2,103
General and administrative (exclusive of
  amortization of deferred stock compensation of
  $299 and $236 for the three months ended, and
  $623 and $335 for the six months ended
  March 31, 2001 and 2000, respectively) ....................         1,212            474          2,141          1,146
Stock-based compensation ....................................         1,699          1,489          3,833          2,235
                                                                   --------       --------       --------       --------
         Total operating expenses ...........................         7,194          4,690         13,958          8,517
                                                                   --------       --------       --------       --------
Operating loss ..............................................          (995)        (1,281)        (2,653)        (1,992)
Interest income .............................................           828             94          1,841            115
Interest expense ............................................           (26)           (84)           (50)          (158)
                                                                   --------       --------       --------       --------
Loss before taxes ...........................................          (193)        (1,271)          (862)        (2,035)
Income tax provision ........................................           508             83          1,123            113
                                                                   --------       --------       --------       --------
Net loss ....................................................          (701)        (1,354)        (1,985)        (2,148)
Deemed dividend on Series C redeemable convertible
preferred stock .............................................          --             --             --          (10,104)
                                                                   --------       --------       --------       --------
Net loss applicable to common stockholders ..................      $   (701)      $ (1,354)      $ (1,985)      $(12,252)
                                                                   ========       ========       ========       ========
Basic and diluted net loss per share applicable to
common stockholders..........................................      $  (0.04)      $  (0.24)      $  (0.11)      $  (2.22)
                                                                   ========       ========       ========       ========

           See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
OPERATING ACTIVITIES
  Net loss ................................................................      $ (1,985)      $ (2,148)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization .........................................         1,183            613
    Amortization of intangible asset ......................................           108             54
    Issuance of warrants for services .....................................          --              286
    Amortization of stock-based compensation ..............................         3,833          2,235
    Changes in operating assets and liabilities:
         Accounts receivable, net .........................................        (2,911)          (809)
         Costs in excess of related billings on uncompleted contracts .....          (324)           (11)
         Prepaid expenses .................................................          (333)          (583)
         Other assets .....................................................           102           --
         Deferred tax assets ..............................................          --             (412)
         Accounts payable .................................................           583            314
         Accrued payroll and related expenses .............................           231            390
         Accrued expenses .................................................           374            552
         Deferred revenue .................................................         1,140           (680)
         Income taxes payable .............................................           285           (324)
                                                                                 --------       --------
  Net cash provided by (used in) operating activities .....................         2,286           (523)
INVESTING ACTIVITIES
  Purchase of property, plant and equipment ...............................        (2,425)        (2,065)
  Purchase of short-term investments ......................................       (24,051)          --
                                                                                 --------       --------
  Net cash used in investing activities ...................................       (26,476)        (2,065)
FINANCING ACTIVITIES
  Proceeds from issuance of redeemable convertible preferred stock ........          --            9,819
  Net proceeds from issuance of preferred and common stock ................           392            345
  Stock issuance costs ....................................................           186           --
  Repayment under line of credit ..........................................          --           (1,000)
  Repayment from stockholders .............................................           449           --
  Principal payments on capital lease obligations .........................          (174)          (164)
                                                                                 --------       --------
  Net cash provided by financing activities ...............................           853          9,000
Net increase (decrease) in cash and cash equivalents ......................       (23,337)         6,412
Cash and cash equivalents at beginning of the period ......................        58,596          1,513
                                                                                 --------       --------
Cash and cash equivalents at end of the period ............................      $ 35,259       $  7,925
                                                                                 ========       ========
Supplemental disclosures of cash flow information
  Cash paid for interest ..................................................      $     45       $    108
  Cash paid for income taxes ..............................................      $    826       $  1,333
Supplemental schedules of noncash investing and financing activities
  Capital lease obligations incurred for the purchase of equipment ........      $   --         $    197
  Warrants issued for services ............................................      $   --         $    286



            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below.

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

Revenues by geographic region were as follows (in thousands):

                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                        MARCH 31,                        MARCH 31,
                                ------------------------          ------------------------
                                  2001            2000             2001             2000
                                -------          -------          -------          -------
Revenues:
  United States ......          $ 5,002          $ 1,706          $ 8,737          $ 4,056
  Japan ..............              441              694            1,863            1,581
  Taiwan .............              742              109            1,516              440
  Canada .............               36            1,058              467            1,493
  Europe .............              487              425            1,039              609
  Other ..............              893              627              573              627
                                -------          -------          -------          -------
    Total ............          $ 7,601          $ 4,619          $14,195          $ 8,806
                                =======          =======          =======          =======

NOTE 3. COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components. Total comprehensive losses were not materially different from net losses incurred for the three and six month periods ended March 31, 2001.

NOTE 4. NET LOSS PER SHARE

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of the Company's initial public offering must be included in the calculation of basic and diluted net loss per common share as if they had been outstanding for all periods presented.

In accordance with SFAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                MARCH 31,                    MARCH 31,
                                                        -----------------------       -----------------------
                                                          2001           2000           2001           2000
                                                        --------       --------       --------       --------
Net loss applicable to common stockholders .......      $   (701)      $ (1,354)      $ (1,985)      $(12,252)
                                                        ========       ========       ========       ========
Basic and diluted:
 Weighted average shares of common stock
   outstanding ...................................        19,906          6,531         19,922          6,097
 Less weighted average shares subject to
   repurchase ....................................        (1,132)          (773)        (1,121)          (571)
                                                        --------       --------       --------       --------
Shares used in computing basic and
   diluted net loss per share applicable to
   common Stockholders ...........................        18,774          5,758         18,801          5,526
                                                        ========       ========       ========       ========
Basic and diluted net loss per share applicable
   to common stockholders ........................      $  (0.04)      $  (0.24)      $  (0.11)      $  (2.22)
                                                        ========       ========       ========       ========


NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15-21 and "Risk Factors" on pages 21-26 of the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 2000.

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

     Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries to pay royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues for the three months ended March 31, 2001 totaled $422,000 as compared to $275,000 in the first quarter of fiscal 2001. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories.

     For the three months ended March 31, 2001, Level One, Philips, TSMC, and Vitesse each generated between 5 percent and 39 percent of our revenues. Collectively, these companies represented 57 percent of total revenues for the period.

     Sales to customers located outside the United States accounted for 34% and 38% of our revenues for the three and six months ended March 31, 2001, respectively. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. We are increasing our direct sales force in the United States and Europe. All revenues to date have been denominated in U.S. dollars.

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

     We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock and the exercise price of such options at the date of grant. The aggregate deferred stock-based compensation at March 31, 2001 was $5.9 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended March 31, 2001, net of cancellations, was approximately $1.7 million. We anticipate that the amortization of stock-based compensation for options granted through March 31, 2001 will equal approximately $4.1 million in the last six months of 2001 and $1.8 million in 2002.

RESULTS OF OPERATIONS

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 MARCH 31,                MARCH 31,
                                            ------------------        ------------------
                                            2001         2000         2001         2000
                                            -----        -----        -----        -----
Revenue:
   License .........................         94.4%       100.0%        95.1%       100.0%
   Royalties .......................          5.6          0.0          4.9          0.0
                                            -----        -----        -----        -----
Revenues ...........................        100.0        100.0        100.0        100.0

Cost of revenues ...................         18.4         26.2         20.4         25.9
                                            -----        -----        -----        -----
Gross profit .......................         81.6         73.8         79.6         74.1
Operating expenses:
  Research and development .........         30.1         34.6         31.9         34.4
  Sales and marketing ..............         26.3         24.5         24.3         23.9
  General and administrative .......         15.8         10.3         15.1         13.0
  Stock-based compensation .........         22.4         32.2         27.0         25.4
                                            -----        -----        -----        -----
       Total operating expenses ....         94.6        101.6         98.3         96.7
                                            -----        -----        -----        -----
Operating loss .....................        (13.0)       (27.8)       (18.7)       (22.6)
Interest income ....................         10.9          2.0         13.0          1.3
Interest expense ...................         (0.3)        (1.8)        (0.4)        (1.8)
Income tax provision ...............         (6.8)        (1.8)        (7.9)        (1.3)
                                            -----        -----        -----        -----
Net loss ...........................         (9.2)%      (29.4)%      (14.0)%      (24.4)%
                                            =====        =====        =====        =====

THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

     Revenues. Revenues increased 65% to $7.6 million from $4.6 million for the three months ended March 31, 2001 and 2000, respectively. Revenues increased 61% to $14.2 million from $8.8 million for the six months ended March 31, 2001 and 2000, respectively. The increase in revenues is primarily attributable to an expanding customer base and license fees from existing customers of our 0.13 micron and 0.18 micron embedded memory technologies. In addition, the Company received royalty revenues from a third party foundry totaling $422,000 for the second quarter of fiscal 2001 and $697,000 for the first six months of fiscal 2001. No royalty revenues were received during the first six months of fiscal year 2000.

     Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 82% to $6.2 million from $3.4 million for the three months ended March 31, 2001 and 2000, respectively. Gross profit increased 73% to $11.3 million from $6.5 million for the six months ended March 31, 2001 and 2000, respectively. These increases were attributable to increased licensing to fabless semiconductor companies of higher margin embedded memory technologies that required no additional customization.

    Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 43% to $2.3 million for the three months ended March 31, 2001 from $1.6 million for the same period last fiscal year. Research and development expense increased 49% to $4.5 million for the six months ended March 31, 2001 from $3.0 million for the same period last fiscal year. The increase in research and development expense was primarily due to the ongoing development of our 0.13 micron embedded memory technologies, as well as new products such as our Custom-Touch CAM, Custom-Touch STAR and Custom-Touch 1T-SRAM. These efforts required hiring additional personnel.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion and other associated costs. Sales and marketing expense increased 76% to $2.0 million for the three months March 31, 2001 from $1.1 million for the same period last fiscal year. Sales and marketing expense increased 64% to $3.5 million for the six months March 31, 2001 from $2.1 million for the same period last fiscal year. The increase in sales and marketing expense was due to hiring additional personnel, increased salaries and benefits and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our sales force and target new customers for our technologies.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 156% to $1.2 million for the three months ended March 31, 2001 from $474,000 for the same period last fiscal year. General and administrative expense increased 87% to $2.1 million for the six months ended March 31, 2001 from $1.1 million for the same period last fiscal year. General and administrative expense increased due to the increase in the general allowance for bad debt and the professional services and fees related to the costs of being a publicly traded company.

     Stock-Based Compensation. With respect to the grant of stock options to employees, the Company has deferred aggregate stock-based compensation of approximately $5.9 million for the period ended March 31, 2001 and $10.0 million for the period ended September 30, 2000. The amount of deferred stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The Company amortized, net of cancellations, $1.7 million and $1.5 million during the three months ended March 31, 2001 and 2000, respectively, and amortized $3.8 million and $2.2 million during the six months ended March 31, 2001 and 2000, respectively.

     Interest Income. Interest income increased to $828,000 for the three months ended March 31, 2001 from $94,000 for the same period last fiscal year. Interest income increased to $1.8 million for the six months ended March 31, 2001 from $115,000 for the same period last fiscal year. This increase was principally due to higher average cash balances resulting from the net proceeds of the initial public offering. Interest income for the three months ended March 31, 2001 was lower than in the first quarter of fiscal 2001 due to lower interest rates.

     Interest Expense. Interest expense decreased to $26,000 for the three months ended March 31, 2001 from $84,000 for the same period last fiscal year. Interest expense decreased to $50,000 for the six months ended March 31, 2001 from $158,000 for the same period last fiscal year. This decrease was the result of the repayment of the outstanding balance under a credit line.

     Income Tax Provision. The provision for income taxes was $508,000 and $83,000 for the three months ended March 31, 2001 and 2000, respectively. The provision for income taxes was $1.1 million and $113,000 for the six months ended March 31, 2001 and 2000, respectively. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to stock-based compensation related charges that were non-deductible for tax purposes and foreign taxes.

     Deemed Dividend. In connection with the sale of Series C redeemable convertible preferred stock in December 1999, we recorded a non-cash charge of $10.1 million for the six months ended March 31, 2000 to accrete the value of the Series C redeemable convertible preferred stock to its deemed fair value under applicable accounting rules. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, which was the period in which the shares became eligible for conversion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception to March 31, 2001 from license revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the Company's initial public offering. Net loss for the six months ended March 31, 2001 was $2.0 million, which was attributable primarily to a non-cash stock-based compensation charge of $3.8 million during that period. At March 31, 2001, the Company had $35.3 million in cash and cash equivalents, a decrease of $23.3 million from cash held at the end of last fiscal year. The decrease in cash balances at March 31, 2001 was due to investment in short-term government and mortgage-backed securities with maturity dates of less than one year. Operations were funded from revenues received.

    The Company has outstanding obligations under a capital lease line, which are due over a three-year period. At March 31, 2001, $382,000 is outstanding under this line. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed. There is no remaining availability under this capital lease line.

     Net cash provided by operating activities was $2.3 million for the first six months of fiscal 2001. Net cash provided by operating activities was due to the increase in deferred revenues and accounts payable, offset by increases in accounts receivable.

    Net cash used in investing activities was $26.5 million for the first six months of fiscal 2001. Net cash used for investing activities was due to investment in short-term government and mortgage-backed securities with maturity dates of less than one year and acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $1.9 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2001.

     Net cash provided by financing activities was $853,000 for the first six months of fiscal 2001. Net cash provided by financing activities in the first six months of fiscal 2001 reflects proceeds from the exercise of stock options and repayment of borrowings by stockholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our core business, the sale of semiconductor intellectual property for the memory elements of systems-on-a-chip, has limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because our license agreements provide for payment in U.S. dollars.

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $24.1 million at March 31, 2001 consists of instruments with original maturities of 90 days to one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk. The interest income derived from the Company's relatively large cash and cash equivalents and investments balances represents a significant component of net income. Due to the short-term nature of these investments, the amount of income may vary materially from period to period.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

     Our registration statement (No. 333-36108) under the Securities Act for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters' exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $5.4 million, consisting of $3,622,500 for underwriting discounts and commissions and approximately $1,785,000 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.3 million. We have applied all of the proceeds to temporary investments in a commercial money market investment account and short-term government and mortgage-backed securities.

     None of the net offering proceeds were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of our securities, or affiliates of Virage Logic.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on March 2, 2001. A total of 15,658,786 shares were represented at the Annual Meeting. The stockholders approved the following proposals:

     (a) Election of Sang Wang as a Class 1 director. There were 15,657,886 votes for Dr. Sang's election and 900 votes withheld;

     (b) Amend the Virage Logic Corporation 1997 Equity Incentive Plan to: (i) increase the number of shares of common stock issuable under the plan by an additional 1,000,000 shares; (ii) have the plan administered, with respect to certain participants, by a committee of Board of Directors comprised of Board members who are "outside directors" within the meaning of Section 162(m) of the Internal

          Revenue Code; and (iii) set a limit of 500,000 on the number of shares of common stock that can be covered by awards under the plan to any one participant in any calendar year. There were 12,676,339 votes in favor, 2,051,962 votes against, 1,070 abstentions and 929,415 broker non-votes; and

     (c) Ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending September 30, 2001. There were 15,658,136 votes in favor, 300 votes against and 350 abstentions.

          Effective as of the Annual Meeting, Yervant Zorian completed his service as a member of our board of directors. Dr. Zorian continues to serve as a member of our management team.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.1   Virage Logic Corporation 1997 Equity Incentive Plan, as amended

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2001                       VIRAGE LOGIC CORPORATION


                                        /s/ Adam A. Kablanian
                                        ----------------------------------------
                                        ADAM A. KABLANIAN
                                        President, Chief Executive Officer
                                        and Chairman of the Board

                                        /s/ James R. Pekarsky
                                        ----------------------------------------
                                        JAMES R. PEKARSKY
                                        Vice President, Finance and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
    10.1         Virage Logic Corporation 1997 Equity Incentive Plan, as amended