Form 10-Q
period 2001-06-30
VIRAGE LOGIC CORP
filed 2001-08-13
CIK 1050776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2001

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

                               Yes  [X]   No [ ]

As of July 31, 2001 there were 20,001,778 shares of the Registrant's Common Stock outstanding.

                            VIRAGE LOGIC CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                     Page
                                                                                     ----
PART I -- Financial Information

ITEM 1 -- Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2001
           and September 30, 2000 ..............................................       3
        Condensed Consolidated Statements of Operations for the
           three and nine months ended June 30, 2001 and 2000 ..................       4
        Condensed Consolidated Statements of Cash Flows for the
           nine months ended June 30, 2001 and 2000 ............................       5
        Notes to Condensed Consolidated Financial Statements ...................       6
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................      10
ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk ...........      16

PART II -- Other Information

ITEM 1 -- Legal Proceedings ....................................................      17
ITEM 2 -- Changes in Securities and Use of Proceeds ............................      17
ITEM 3 -- Defaults upon Senior Securities ......................................      17
ITEM 4 -- Submission of Matters to a Vote of Security Holders ..................      17
ITEM 5 -- Other Information ....................................................      17
ITEM 6 -- Exhibits and Reports on Form 8-K .....................................      17

Signatures .....................................................................      18

                            VIRAGE LOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                     ASSETS

                                                                JUNE 30,       SEPTEMBER 30,
                                                                  2001            2000(1)
                                                                ---------       ---------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents ..............................      $  32,565       $  58,596
  Investments ............................................         24,467               -
  Accounts receivable, net ...............................          9,248           6,123
  Costs in excess of related billings on uncompleted
    contracts ............................................            597             264
  Prepaid expenses and other .............................          3,208             936
  Taxes receivable .......................................            613             292
                                                                ---------       ---------
    Total current assets .................................         70,698          66,211
  Property, equipment and leasehold improvements, net ....          5,071           4,163
  Intangible assets, net of amortization .................            324             486
  Deferred tax assets ....................................          1,406             846
  Other long term assets .................................            318             415
                                                                ---------       ---------
    Total assets .........................................      $  77,817       $  72,121
                                                                =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................      $     805       $     424
  Accrued payroll and related expenses ...................          1,628           1,204
  Accrued expenses .......................................          1,426           1,210
  Current portion of capital lease obligations ...........            232             283
  Deferred revenue .......................................          2,656           1,805
                                                                ---------       ---------
      Total current liabilities ..........................          6,747           4,926
Long-term portion of capital lease obligations ...........             72             273
                                                                ---------       ---------
      Total liabilities ..................................          6,819           5,199
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 150,000,000 at June 30, 2001
     and September 30, 2000,
    Issued and outstanding shares -- 19,988,228 and
     19,909,501 at June 30, 2001 and September 30,
     2000, respectively ..................................             20              20
  Additional paid-in capital .............................         95,957          95,703
  Accumulated other comprehensive income .................            126               -
  Notes receivable from stockholders .....................         (1,081)         (1,600)
  Deferred stock-based compensation ......................         (4,565)        (10,030)
  Accumulated deficit ....................................        (19,459)        (17,171)
                                                                ---------       ---------
      Total stockholders' equity .........................         70,998          66,922
                                                                ---------       ---------
      Total liabilities and stockholders' equity .........      $  77,817       $  72,121
                                                                =========       =========

------------------------

   (1) Derived from audited financial statements

            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                             -------------------------       -------------------------
                                                               2001            2000            2001            2000
                                                             ---------       ---------       ---------       ---------
Revenue:
  License .............................................      $   8,319       $   5,116       $  21,817       $  13,913
  Royalties ...........................................            164              26             861              35
                                                             ---------       ---------       ---------       ---------
        Total revenues ................................          8,483           5,142          22,678          13,948
Cost of revenues (exclusive of amortization of
    deferred stock compensation of $284 and
    $432 for the three months ended, and
    $1,148 and $882 for the nine months ended
    June 30, 2001 and 2000, respectively) .............          1,698           1,260           4,588           3,540
                                                             ---------       ---------       ---------       ---------
        Gross profit ..................................          6,785           3,882          18,090          10,408
Operating expenses:
  Research and development (exclusive of
    amortization of deferred stock
    compensation of $408 and $683 for
    the three months ended, and $1,753
    and $1,524 for the nine months
    ended June 30, 2001 and 2000, respectively) .......          2,440           1,669           6,969           4,702
  Sales and marketing (exclusive of amortization
    of deferred stock compensation of $388 and
    $373 for the three months ended, and
    $1,389 and $982 for the nine months ended
    June 30, 2001 and 2000, respectively) .............          2,320           1,481           5,775           3,584
  General and administrative (exclusive of
    amortization of deferred stock compensation
    of  $192 and $727 for the three months
    ended, and $815 and $1,062 for the nine months
    ended June 30, 2001 and 2000, respectively) .......          1,148             488           3,289           1,634
  Stock-based compensation ............................          1,272           2,215           5,105           4,450
                                                             ---------       ---------       ---------       ---------
        Total operating expenses ......................          7,180           5,853          21,138          14,370
                                                             ---------       ---------       ---------       ---------
Operating loss ........................................           (395)         (1,971)         (3,048)         (3,962)
Interest income .......................................            696              98           2,537             212
Interest expense ......................................            (18)            (60)            (68)           (218)
                                                             ---------       ---------       ---------       ---------
Income (loss) before taxes ............................            283          (1,933)           (579)         (3,968)
Income tax provision ..................................            586              93           1,709             206
                                                             ---------       ---------       ---------       ---------
Net loss ..............................................           (303)         (2,026)         (2,288)         (4,174)
Deemed dividend on Series C redeemable
convertible preferred stock ...........................              -               -               -         (10,104)
                                                             ---------       ---------       ---------       ---------
Net loss applicable to common stockholders ............      $    (303)      $  (2,026)      $  (2,288)       $ (14,278)
                                                             =========       =========       =========       =========
Basic and diluted net loss per share
applicable to common stockholders .....................      $   (0.02)      $   (0.32)      $   (0.12)      $   (2.47)
                                                             =========       =========       =========       =========
Shares used in computing basic and diluted net
loss per share ........................................         18,954           6,289          18,726           5,791
                                                             =========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                     JUNE 30,
                                                                            -------------------------
                                                                              2001            2000
                                                                            ---------       ---------
OPERATING ACTIVITIES
  Net loss ...........................................................      $  (2,288)      $  (4,174)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization ....................................          1,931           1,018
    Amortization of intangible asset .................................            162             109
    Issuance of warrants for services ................................              -             286
    Amortization of stock-based compensation .........................          5,105           4,450
    Changes in operating assets and liabilities:
         Accounts receivable, net ....................................         (3,125)         (1,274)
         Costs in excess of related billings on uncompleted
           contracts .................................................           (333)           (131)
         Prepaid expenses and other ..................................         (2,272)         (1,314)
         Taxes receivable ............................................           (321)              -
         Other long-term assets ......................................             97               -
         Deferred tax assets .........................................           (560)           (671)
         Accounts payable ............................................            381             182
         Accrued payroll and related expenses ........................            424             320
         Accrued expenses ............................................            216             848
         Deferred revenue ............................................            851            (802)
         Income taxes payable ........................................              -              21
                                                                            ---------       ---------
  Net cash provided by (used in) operating activities ................            268          (1,132)
INVESTING ACTIVITIES
  Purchase of property, equipment and leasehold improvements .........         (2,839)         (2,566)
  Purchase of short-term investments .................................        (24,341)              -
                                                                            ---------       ---------
  Net cash used in investing activities ..............................        (27,180)         (2,566)
FINANCING ACTIVITIES
  Proceeds from issuance of redeemable convertible preferred
    stock ............................................................              -           9,819
  Net proceeds from issuance of preferred and common stock ...........            428             445
  Stock issuance costs ...............................................            186               -
  Repayment under line of credit .....................................              -          (1,000)
  Repayment from stockholders ........................................            519               -
  Principal payments on capital lease obligations ....................           (252)           (232)
                                                                            ---------       ---------
  Net cash provided by financing activities ..........................            881           9,032

Net increase (decrease) in cash and cash equivalents .................        (26,031)          5,334
Cash and cash equivalents at beginning of the period .................         58,596           1,513
                                                                            ---------       ---------
Cash and cash equivalents at end of the period .......................      $  32,565       $   6,847
                                                                            =========       =========
Supplemental disclosures of cash flow information

  Cash paid for interest .............................................      $      63       $     138
  Cash paid for income taxes .........................................      $   2,529       $   1,341

Supplemental schedules of noncash investing and financing activities
  Capital lease obligations incurred for the purchase of equipment ...      $       -       $     197
  Warrants issued for services .......................................      $       -       $     286
  Warrants issued for software .......................................      $       -       $     422

            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below.

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

Revenues by geographic region were as follows (in thousands):


                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                  JUNE 30,                    JUNE 30,
                           ----------------------      ----------------------
                             2001          2000          2001          2000
                           --------      --------      --------      --------
Revenues:
  United States .....      $  5,255      $  2,897      $ 13,992      $  6,953
  Japan .............           141           324         2,004         1,905
  Taiwan ............           556           791         2,072         1,231
  Canada ............           229           897           696         2,390
  Europe ............         2,142           107         3,181           717
  Other .............           160           126           733           752
                           --------      --------      --------      --------
     Total ..........      $  8,483      $  5,142      $ 22,678      $ 13,948
                           ========      ========      ========      ========

NOTE 3. COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components. Total comprehensive losses were not materially different from net losses incurred for the three and nine month periods ended June 30, 2001.

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                      -------------------------       -------------------------
                                                        2001             2000            2001            2000
                                                      ---------       ---------       ---------       ---------
Net loss applicable to common stockholders .....      $    (303)      $  (2,026)      $  (2,288)      $ (14,278)
                                                      =========       =========       =========       =========
Basic and diluted:
 Weighted average shares of common stock
  outstanding ..................................         19,973           7,780          19,929           6,658
 Less weighted average shares subject to
  repurchase ...................................         (1,019)         (1,491)         (1,203)           (867)
                                                      ---------       ---------       ---------       ---------
Shares used in computing basic and diluted
 net loss per share applicable to common
 stockholders ..................................         18,954           6,289          18,726           5,791
                                                      =========       =========       =========       =========
Basic and diluted net loss per share
 applicable to common stockholders .............      $   (0.02)      $   (0.32)      $   (0.12)      $   (2.47)
                                                      =========       =========       =========       =========


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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through June 30, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

NOTE 6. SUBSEQUENT EVENTS

In July 2001, the Company completed its investment in Atmos Corporation totaling approximately $5,300,000 through the purchase of 3,333,333 shares of Class D Preference Shares at a price per share of $1.58 for cash consideration. This represents approximately an 18% interest in Atmos Corporation. The Company will account for this investment using the cost method. Atmos Corporation is a provider of embedded dynamic random access memory (DRAM) products and associated electronic design automation tools to system-on-a-chip and integrated circuit designers.

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

     Revenues consist of license fees for our memories, standard and custom memory compilers and software development tools and royalties from certain third-party semiconductor foundries on their sales of silicon chips manufactured for our fabless customers. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers' specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompanies a master license agreement. Milestone deliveries generally occur over three to six months as various phases of product development and/or services are completed.

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

     Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries to pay royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues for the three months ended June 30, 2001 totaled $164,000 as compared to $422,000 in the second quarter of fiscal 2001. The decrease in royalty revenues reflects the manufacturing slowdown currently experienced by our foundry partners. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories.

     For the three months ended June 30, 2001, Intel, Philips, and Vitesse each generated between 12 percent and 19 percent of our revenues. Collectively, these companies represented 50 percent of total revenues for the period.

     Sales to customers located outside the United States accounted for 38% of our revenues for the three and nine months ended June 30, 2001. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. The increase in revenues from the U.S. and Europe reflects the increase in our direct sales force in the United States and Europe. All revenues to date have been denominated in U.S. dollars.

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

     We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock and the exercise price of such options at the date of grant. The aggregate deferred stock-based compensation at June 30, 2001 was $4.6 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended June 30, 2001, net of cancellations, was approximately $1.3 million.

We anticipate that the amortization of stock-based compensation for options granted through June 30, 2001 will equal approximately $1.0 million in the last three months of fiscal 2001, $2.6 million in fiscal 2002 and $1.0 in fiscal 2003.

RESULTS OF OPERATIONS

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                         ------------------------        ------------------------
                                           2001            2000            2001            2000
                                         --------        --------        --------        --------
Revenue:
   License ........................          98.1%           99.5%           96.2%           99.8%
   Royalties ......................           1.9             0.5             3.8             0.2
                                         --------        --------        --------        --------
Revenues ..........................         100.0           100.0           100.0           100.0

Cost of revenues ..................          20.0            24.5            20.2            25.4
                                         --------        --------        --------        --------
Gross profit ......................          80.0            75.5            79.8            74.6
Operating expenses:
  Research and development ........          28.8            32.4            30.7            33.7
  Sales and marketing .............          27.3            28.8            25.5            25.7
  General and administrative ......          13.5             9.5            14.5            11.7
  Stock-based compensation ........          15.0            43.1            22.5            31.9
                                         --------        --------        --------        --------
       Total operating expenses ...          84.6           113.8            93.2           103.0
                                         --------        --------        --------        --------
Operating loss ....................          (4.6)          (38.3)          (13.4)          (28.4)
Interest income ...................           8.2             1.9            11.2             1.5
Interest expense ..................          (0.2)           (1.2)           (0.3)           (1.5)
Income tax provision ..............          (6.9)           (1.8)           (7.5)           (1.5)
                                         --------        --------        --------        --------
Net loss ..........................          (3.5)%         (39.4)%         (10.0)%         (29.9)%
                                         ========        ========        ========        ========

THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues. Revenues increased 65% to $8.5 million from $5.1 million for the three months ended June 30, 2001 and 2000, respectively. Revenues increased 63% to $22.7 million from $13.9 million for the nine months ended June 30, 2001 and 2000, respectively. The increase in revenues is primarily attributable to an expanding customer base and an increase in license fees from existing customers of our 0.13 micron and 0.18 micron embedded memory technologies. In addition, we received royalty revenues from a third party foundry totaling $164,000 for the third quarter of fiscal 2001 and $861,000 for the first nine months of fiscal 2001. Royalty revenues were $26,000 for the third quarter of fiscal 2000 and $35,000 for the first nine months of fiscal 2000.

     Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 75% to $6.8 million from $3.9 million for the three months ended June 30, 2001 and 2000, respectively. Gross profit increased 74% to $18.1 million from $10.4 million for the nine months ended June 30, 2001 and 2000, respectively. These increases were attributable to increased licensing to fabless semiconductor companies of embedded memory technologies having higher margins and that required no additional customization by us.

     Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 46% to $2.4 million for the three months ended June 30, 2001 from $1.7 million for the same period last fiscal year. Research and development expense increased 48% to $7.0 million for the nine months ended June 30, 2001 from $4.7 million for the same period last fiscal year. The increase in research and development expense was primarily due to the ongoing development of our 0.13 micron embedded memory technologies, as well as new products such as our Custom-Touch CAM, Custom-Touch STAR Memory System and Custom-Touch 1T-SRAM. These efforts required hiring additional personnel.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion, trade show activities and other associated costs. Sales and marketing expense increased 57% to $2.3 million for the three months June 30, 2001 from $1.5 million for the same period last fiscal year. Sales and marketing expense increased 61% to $5.8 million for the nine months ended June 30, 2001 from $3.6 million for the same period last fiscal year. The increase in sales and marketing expense was due to hiring additional personnel and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our sales force and target new customers for our technologies.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 135% to $1.1 million for the three months ended June 30, 2001 from $488,000 for the same period last fiscal year. General and administrative expense increased 101% to $3.3 million for the nine months ended June 30, 2001 from $1.6 million for the same period last fiscal year. General and administrative expense increased due to the increase in the professional services and fees related to the costs of being a publicly traded company and professional fees related to investment activities.

     Stock-Based Compensation. With respect to the grant of stock options to employees, the Company has deferred aggregate stock-based compensation of approximately $4.6 million for the period ended June 30, 2001 and $10.0 million for the period ended September 30, 2000. The amount of deferred stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The Company amortized, net of cancellations, $1.3 million and $2.2 million during the three months ended June 30, 2001 and 2000, respectively, and amortized $5.1 million and $4.5 million during the nine months ended June 30, 2001 and 2000, respectively.

     Interest Income. Interest income increased to $696,000 for the three months ended June 30, 2001 from $98,000 for the same period last fiscal year. Interest income increased to $2.5 million for the nine months ended June 30, 2001 from $212,000 for the same period last fiscal year. This increase was principally due to higher average cash and investments balances resulting from the net proceeds of the initial public offering. Interest income for the three months ended June 30, 2001 was lower than in the second quarter of fiscal 2001 due to lower interest rates.

     Interest Expense. Interest expense decreased to $18,000 for the three months ended June 30, 2001 from $60,000 for the same period last fiscal year. Interest expense decreased to $68,000 for the nine months ended June 30, 2001 from $218,000 for the same period last fiscal year. This decrease was the result of the repayment of the outstanding balance under a credit line.

     Income Tax Provision. The provision for income taxes was $586,000 and $93,000 for the three months ended June 30, 2001 and 2000, respectively. The provision for income taxes was $1.7 million and $206,000 for the nine months ended June 30, 2001 and 2000, respectively. Our effective tax rates were negative and differed from the combined federal and state statutory rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes and foreign taxes.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations from inception to June 30, 2001 from license revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the Company's initial public offering. Net loss for the nine months ended June 30, 2001 was $2.3 million, which was attributable primarily to a non-cash stock-based compensation charge of $5.1 million during that period. At June 30, 2001, the Company had $32.6 million in cash and cash equivalents, a decrease of $26.0 million from cash held at the end of last fiscal year. The decrease in cash balances at June 30, 2001 was due to investment in short-term government and mortgage-backed securities with maturity dates of less than one year. Operations were funded from revenues received.

     The Company has outstanding obligations under capital lease lines, with payments due through August 2003. At June 30, 2001, $304,000 is outstanding under these lines. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed. There is no remaining availability under these capital lease lines.

     Net cash provided by operating activities was $268,000 for the first nine months of fiscal 2001. Net cash provided by operating activities was due to significant non-cash charges associated with depreciation and amortization and the amortization of stock-based compensation, the increase in deferred revenues and operational accruals, offset by increases in accounts receivable, prepaid expenses and other, and deferred tax assets.

     Net cash used in investing activities was $27.2 million for the first nine months of fiscal 2001. Net cash used for investing activities was due to investment in short-term government and mortgage-backed securities with maturity dates of less than one year and acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $1.0 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2001.

     Net cash provided by financing activities was $881,000 for the first nine months of fiscal 2001. Net cash provided by financing activities in the first nine months of fiscal 2001 reflects proceeds from the exercise of stock options and repayment of borrowings by stockholders.

     On August 4, 2000 we closed our initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, we sold an additional 562,500 shares of common stock upon the underwriters' exercise of their over-allotment option. Through the public offering and simultaneous private placement, we received proceeds of approximately $50.7 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock converted into 7,196,275 shares of common stock.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $24.5 million at June 30, 2001 consists of instruments with original maturities of 90 days to one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

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

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

     Our registration statement (No. 333-36108) under the Securities and Exchange Act of 1933 for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters' exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $5.4 million, consisting of $3,622,500 for underwriting discounts and commissions and approximately $1,785,000 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of the our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.3 million. We have applied all of the proceeds to temporary investments in a commercial money market investment account, short-term government and mortgage-backed securities and commercial paper.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        10.1   Amended and Restated 2000 Employee Stock Purchase Plan

        10.2   2001 Foreign Subsidiary Employee Stock Purchase Plan

(b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2001                       VIRAGE LOGIC CORPORATION


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
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   10.1        Amended and Restated 2000 Employee Stock Purchase Plan

   10.2        2001 Foreign Subsidiary Employee Stock Purchase Plan