Form 10-K
period 2001-09-30
VIRAGE LOGIC CORP
filed 2001-12-19
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                           to                          .

Commission file number 000-31089

Virage Logic Corporation

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	77-0416232 (I.R.S. Employer Identification Number)

46501 Landing Parkway, Fremont, California 94538
(Address of principal executive offices)

Registrants’ telephone number, including area code: (510) 360-8000

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $.001 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [   ]

     Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of November 30, 2001 was approximately $162 million based upon the closing price reported for such date on the Nasdaq National market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s Common Stock outstanding as of November 30, 2001 was 20,109,200.

Documents incorporated by reference

     Portions of the registrant’s proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Virage Logic Corporation

Index to

Annual Report on Form 10-K

For Year Ended September 30, 2001

PART I

Item 1.  Business

General

     Virage Logic Corporation provides embedded memory in the form of semiconductor intellectual property for systems-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our semiconductor intellectual property consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, and (4) software development tools that can be used to build memory compilers. We also provide custom memory design services. Our customers include leading fabless semiconductor companies such as ATI Technologies, AMCC (MMC Networks), Broadcom, Intel (Level One), PMC-Sierra, TranSwitch and Vitesse Semiconductor and leading integrated device manufacturers such as Agere, Conexant, Ericsson, IBM, Philips Electronics, STMicroelectronics and Toshiba.

     We develop our memories and compilers to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, that these companies rely on to manufacture the silicon chips for their products. We also pre-test our products before their release on the market by having actual chips containing our memories produced by third party foundries, so that we can provide our customers with test data and assurance that chips produced using our intellectual property will be manufacturable. As a result, our intellectual property enables our customers to shorten the design time of new product development. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies, such as Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Company, or UMC, and Chartered Semiconductor Manufacturing, or Chartered.

Industry Background

     The growth of the Internet and the development of optical and wireless communications infrastructure are creating demand for communications equipment and digital appliances that can utilize the increases in available bandwidths. The system designers of these products are seeking technologies that will permit them to decrease the size and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called a system-on-a-chip, rather than on a circuit board.

     System-on-a-chip design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and intellectual property is required for each component of a system-on-a-chip, it is difficult for many companies to develop the intellectual property needed for these components internally. The designers of products that use systems-on-a-chip are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development. Accordingly, many semiconductor companies are increasingly relying on external sources for the technical expertise and intellectual property for various components of their system-on-a-chip designs. The use of proven third-party intellectual property components allows semiconductor companies to meet market pressures while continuing to focus on the components of the system-on-a-chip that constitute their core competencies. According to a report entitled “The Semiconductor IP Market: Onward and Upward?” by the Gartner Dataquest, independent market research firm, the worldwide IP (intellectual property) market is expected to grow from $700 million in 2000 to $3 billion by 2005.

     The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory critical to the operation of systems-on-a-chip used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in separate, external devices. In order to achieve increased speeds, chip designs now require closer physical proximity between the logic and memory functions and require more customized memory functions. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a system-on-a-chip, are creating increased demand for embedded memory. It is now common for a system-on-a-chip to contain many memories with different functions configured in different sizes and shapes to optimize the area of the chip. We estimate that memory functions typically comprise between 30-50% of the chip area in a system-on-a-chip design and believe that this percentage will increase with the growth of memory-intensive applications. According to the Semiconductor Industry Association and International Technical Rescue Symposium 2001, embedded memory will continue to dominate SOC content in the next several years, approaching 94% of the die area by 2014.

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

The Virage Logic Solution

     We provide intellectual property for high-performance memories used in systems-on-a-chip, as well as software development tools and custom memory design services. We offer customers embedded memories that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of leading third party semiconductor foundries. Key benefits of our solution include:

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 150 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, Flash and EPROM.

•	Broad Product Line. We offer multiple types of memory and compilers for advanced 0.25 micron, 0.18 micron, 0.15 micron and 0.13 micron processes and are currently introducing embedded memories on the 0.10 micron process. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their system-on-a-chip designs.

•	Manufacturing-Tested Solutions. Each of our embedded memories has been customized, verified and tested for a particular manufacturing process on a silicon chip, or silicon-proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be defective and the costly development delays customers might experience from using in-house or other third-party designs that are not silicon-proven. Our memories have been implemented by over 115 customers and in foundries that comprise over 90% of the third-party foundry market.

•	Significant Design-Time Advantages. We offer silicon-proven memories that comply with the standards for specific manufacturing processes. Our memories and software tools can be easily integrated into our customers’ system-on-a-chip design processes. By eliminating the need to design specific embedded memories, our customers can shorten the design time for their systems-on-a-chip.

•	High-Density, High-Performance and Ultra-Low Power Consumption Embedded Memories. We have continued introducing additions to our memory compilers for our ASAP, or area, speed and power, embedded memory compilers that enable the generation of high-density, high-speed and ultra-low power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

•	Redundancy, Embedded Test and Repair. We have recently introduced the STAR Memory System, the first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a system-on-a-chip. The system includes one or more STAR SRAM memory blocks, a STAR Processor and a STAR Fuse Box. The STAR SRAM comes with redundant locations, the STAR Processor decides how to test and repair defective SRAMs and the STAR Fuse Box stores the repair information. The integrated test and repair capability is intended to enable our customers to achieve higher yields of semiconductors. We believe that when implemented by our customers in their production, these potentially higher yields may be able to save millions of dollars in recovered silicon and other raw materials, substantially reduce test costs and enable faster time to volume.

•	Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories with the other elements of a system-on-a-chip design.

The Virage Logic Strategy

     Our objective is to be the leading supplier of embedded memory intellectual property, software development tools and memory design service support to semiconductor companies for their complex system-on-a-chip designs. Key elements of our strategy include the following:

•	Utilize and Develop Endorsements of Leading Third-Party Semiconductor Manufacturers for Our Memories. We work with leading third-party foundries to qualify our memories for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories and compilers that are silicon-proven for a specific foundry’s manufacturing process directly to that foundry’s entire customer base. Our close associations with these foundries also gives us early access to process information for advanced processes thereby enabling us to be the first to market products on smaller geometries.

•	Become a Preferred Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not manufacture their own silicon chips, spend substantial sums of money purchasing memory elements to incorporate in their chips. Since these companies lack the time and resources to internally develop embedded memories, which are outside of their core competencies, they license memory intellectual property from us. To date, we have licensed our intellectual property to many fabless semiconductor companies including ATI Technologies, AMCC (MMC Networks), Broadcom, Conexant, Intel (Level One), PMC-Sierra, TranSwitch and Vitesse Semiconductor. We intend to continue to target the fabless semiconductor companies that produce the largest number of chips, because we receive royalty payments based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers (IDM) produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal memory design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory technologies and the rapid innovation of these technologies for advanced manufacturing processes. To date, we have licensed our intellectual property to many leading integrated device manufacturers including Agere, Ericsson, Hitachi, IBM, Matsushita, Motorola, OKI, Philips Electronics, STMicroelectronics and Toshiba. In addition, several IDMs are aligning their internal design flows with leading fabless semiconductor companies and outsourcing semiconductor intellectual property for SOCs to be produced at both the third party foundries and their own internal foundries. These types of relationships will broaden our market for standard products pre-silicon proven which are designed for the leading third party foundries. We intend to build upon our ability to reduce these customers’ design time to further attract integrated device manufacturer customers.

•	Continue to Innovate Existing Technologies for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for embedded memories designed for those processes.

We believe that we have achieved the critical mass of memory designers necessary to be first to market with embedded memories for advanced manufacturing processes. We have designed embedded memories for the 0.25 micron, 0.18 micron, 0.15 micron and 0.13 micron processes and are currently introducing embedded memories on the 0.10 micron process.

•	Continue to solve manufacturing and yield issues facing high-density, multi-megabit SOCs. We introduced the industry’s first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SOC. The integrated test and repair capability ensures higher yielding semiconductors and can potentially save millions of dollars in recovered silicon, substantially reduce test costs and enable faster time to volume. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SOC is used in the end product.

•	Expand our Research and Development Efforts. We intend to work with our development partners to define the focus of our research and development activities to best address the needs of our customers. Our development partners include TSMC, UMC and Chartered. We also intend to focus on developing new memory architectures to support the convergence between computers, consumer products and communications markets.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to hire direct sales force members in our European sales office based in the United Kingdom and other European countries (Germany and Israel) and increasing our direct sales force in North America (including Canada). In Asia we continue to distribute our products through well-established independent distributors. We also intend to continue developing partnerships with value added resellers, or VARs, and other distributors of intellectual property through our Memory Alliance Program (MAP) to leverage their extensive U.S. and international sales organizations.

Our Products

     We offer a wide range of memory intellectual property to semiconductor companies including:

•	embedded memories;

•	compilers that can generate multiple configurations of a single type of embedded memory in a system design;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools that can be used to build memory compilers; and

•	custom design services.

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

     Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their system-on-a-chip designs. Our compiler products include:

•	Custom-Touch™ ASAP. These compilers are optimized for high density, high performance and low-power consumption and can generate memories up to 512 kilobits in size. ASAP is available in as many as nine different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•	Custom-Touch NetCAM. Our content-addressable memory, or CAM, compilers can be used in routers, switches and other high-bandwidth Internet infrastructure equipment to accelerate hardware-based searches. These high-speed ternary and binary CAMs are key enablers in moving traffic through a network.

•	Custom-Touch STAR™ Memory System. The system allows the designer to embed multiple megabits of SRAM into a SOC economically without sacrificing yield and manufacturability. The system includes one or more STAR SRAM blocks, a STAR Processor and a STAR Fuse Box. These memories are optimized for area, incorporate self-test and repair capabilities and can generate up to four megabits of embedded memory. This technology is currently available for all leading third party foundries on the 0.18 micron and 0.13 micron processes.

•	Custom-Touch 1T-SRAM. These compilers use very dense memory cells and can generate up to eight megabits of embedded memory. These memories are available on TSMC’s 0.18 micron process technology.

     Our Software Development Tools. Our primary software development tool is Embed-It!® Architect, which allows semiconductor design companies to develop their own compilers with re-characterization capabilities. We also provide a software tool called Embed-It! Integrator with each of our compilers to facilitate the design of multiple memory configurations within a system-on-a-chip. We may also license Embed-It! Integrator with Embed-It! Architect.

     Our Custom Design Services. We offer custom memory design services for companies that require special configurations or functionality not supported by our compilers. This has led to a number of innovations and new technologies, such as our Custom-Touch NetCAM technology.

Markets and Applications

     We target markets that utilize system-on-a-chip technologies with large memory requirements and high-performance, low-power architectures. Examples of the markets and applications in which our memories are implemented include:

•	Communications and Internet Infrastructure. Communications systems-on-a-chip are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Digital Appliances. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our memories can be found in video game players, mobile phones, pagers, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

Research and Development

     We believe that our future success will depend in large part on our ability to continue developing new products and innovating our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memories. Currently, we are focusing our research and development efforts on developing memories that support the latest manufacturing process: 0.10 micron. We are also developing new memory architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.

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

     We have entered into agreements with TSMC, UMC and Chartered relating to the development and license of our memories and compilers for each of these foundry’s design rules.

     Under our agreements with TSMC, we developed memory compilers for certain TSMC manufacturing processes, including the Custom-Touch STAR Memory System for TSMC’s 0.18 micron and 0.13 micron processes. Each party will own its own intellectual property, and both parties will jointly own any jointly-developed intellectual property. Following development, we will license the developed technologies to third parties that manufacture their silicon chips at TSMC. In exchange for our development, TSMC pays us licensing fees, as well as royalties based on silicon chips manufactured at TSMC using our memories. In addition, both TSMC and we agree to promote these technologies.

     Our agreement with UMC is similar to our agreement with TSMC. UMC pays us license fees as well as royalties based on revenues from third parties that manufacture silicon chips containing our memories at UMC.

     Our agreement with Chartered relates to the ongoing establishment of a joint marketing and test chip and silicon verification program for memories developed for Chartered’s design rules. Under this agreement, Chartered agrees to provide us with test chip layout, test plans and test rules to assist in our design of test chips and silicon verification for their manufacturing processes. Chartered pays us royalties based on silicon chips manufactured at Chartered using our memories. Currently, these royalties have not been material and we do not expect them to be material in the near future. In addition, both parties agree to provide technical, marketing and sales support and to introduce customers as appropriate.

     Our research and development expenses were $9.6 million, $6.7 million and $2.7 million in fiscal 2001, 2000 and 1999, respectively, exclusive of amortization of deferred stock-based compensation. We expect that these costs will increase in the future in order to maintain a leading position as a third-party provider of semiconductor intellectual property in the embedded memory market. At September 30, 2001, we had 79 employees engaged in research and development. We expect to identify and hire additional technical personnel in fiscal year 2002 to staff our anticipated research and development activities.

Sales and Marketing

     We focus our sales efforts through direct sales in North America and Europe. In Asia, we use indirect sales through distributors.

     Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in the United States and Canada and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Connecticut, Fremont, Los Angeles, New Jersey, Phoenix, West Palm Beach and Ottawa. To further expand our international sales, we are continuing to build our direct sales organization in Europe, based in the United Kingdom, by expanding our European presence in Germany and Israel. We plan to add direct sales members in Asia within the next year to support our independent distributors in Japan and the rest of Asia. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our memories. Developing a license relationship typically involves a three to six month sales cycle. In the past two years, we have sold our products to more than 100 customers.

     We enter into license agreements with our customers for a range of embedded memory technologies. New license agreements are required for each new process technology generation. For our ASAP products, in addition to collecting license fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our Custom-Touch STAR Memory System and CAM technologies, we receive both license and royalty fees directly from our customers, as well as royalties from the third-party foundries. Our license agreements contain limited warranties and eliminate our liability for consequential damages.

     We have developed relationships with the following types of companies that provide us with customer referrals.

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries including TSMC, UMC and Chartered. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	Standard-Cell Library Companies. We have entered into joint marketing and development relationships with library companies that sell standard cells and input/output cells such as Avant! Corporation.

•	EDA Vendors. We have entered into joint marketing relationships with major electronic design automation, or EDA vendors including Cadence. These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

     Indirect Sales. In addition to the direct sales force, we also sell our technologies through distributors in Japan and the rest of Asia. In Japan, we have entered into a distributor agreement with Seiko Instruments to sell and support our products. We have also entered into sales representative agreements with Maojet Technology Corporation in Taiwan. These indirect sales organizations have expertise in selling semiconductor intellectual property and software design tools. None of these relationships are exclusive.

Customers

     We have developed a strong customer base of semiconductor companies that use our embedded memories to design complex system-on-a-chip devices. Purchasers of our embedded memories include both fabless semiconductor companies and integrated device manufacturers. For fabless semiconductor customers, we license our embedded memories on either a single or multiple project basis. For integrated device manufacturers, we license our embedded memories on a multiple project basis and offer our Embed-It! Architect software as an option to develop and maintain their memory intellectual property on the same software platform.

     The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	ATI Technologies*, Broadcom, Intel (Level One)*, Macronix, Metalink, AMCC (MMC Networks)*, PMC-Sierra, Silicon Access*, TranSwitch, Vitesse Semiconductor*

Integrated Device Manufacturers	Agere, Alcatel, Conexant, Ericsson, IBM, Matsushita, OKI, Philips Electronics*, STMicroelectronics, Toshiba

Embed-It! Architect Licensees	Hitachi, Intel Corporation*, Macronix, Motorola*, National Semiconductor, SIS, TSMC*

*	Indicates the nine customers that generated the highest level of revenues for us in fiscal 2001

     We have been dependent on a small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no company generated more than 10% of our revenues, and in fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues. We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. However, as our sales to fabless semiconductor companies grow, we will become more dependent on the availability of new manufacturing process technologies and capacity from third party foundries to manufacture our customers’ products.

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

     At November 30, 2001, we had eleven U.S. patents issued, fifteen U.S. patent applications on file and seven draft applications being prepared for filing with the USPTO. Our patents expire at various dates between 2019 and 2021, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents.

     In addition, at November 30, 2001, we had one U.S. trademark registered for Embed-It! and four pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

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

Competition

     The embedded memory industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large integrated device manufacturers that develop embedded memories for their own use. In addition, we face competition from other third-party providers of embedded memories, such as Artisan Components and Avant! and certain DRAM memory providers, such as Monolithic Systems and Atmos Corporation.

     As we continue to introduce new technologies, we may face competition from both existing semiconductor intellectual property suppliers and new ones entering the market. We may also face competition from semiconductor companies that currently offer stand-alone memory technologies, such as Cypress, Hyundai, IDT, Micron Technology and Samsung, if these companies were to make their technologies available in embedded form. In addition, third-party foundries may decide in the future to distribute embedded memories themselves, in addition to manufacturing chips containing third-party embedded memories.

     We believe that important competitive factors in our market include performance, functionality, customization, length of development cycle, price, compatibility with prevailing design methodologies, interoperability with other devices or subsystems, ease of use, reputation for successful designs and installed base, technical service and support, technical training, configurability of technologies for specific designs and regional sales and technical support.

Employees

     At September 30, 2001, we had 202 employees, including 40 in sales and marketing, 79 in research and development, 71 in engineering operations and 12 in general and administrative functions. Seventy of our engineers and other significant employees are located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Item 2.  Properties

Facilities

     Our principal administrative, sales, marketing and research and development facility occupies approximately 20,200 square feet in a building located in Fremont, California. This facility is leased through September 2002. We also lease additional offices in Bellevue, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering operations personnel. We have two offices in Bellevue, Washington, one which occupies approximately 4,100 square feet and is leased through March 2004, and the other which occupies approximately 2,300 square feet and is leased through June 2002. The Clinton office, which occupies approximately 10,900 square feet, is leased through August 2003. In addition, we have development centers in the Republic of Armenia and India. The development center in the Republic of Armenia is located in Yerevan and occupies approximately 4,300 square feet in a building leased through July 2005. We currently lease two facilities in Noida, India near Delhi, one which occupies approximately 26,000 square feet and is leased through July 2009, and the other which occupies approximately 2,500 square feet in a building leased through April 2002.

Item 3.  Legal Proceedings

     We are not a party to any pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

     The names and ages of our existing executive officers and significant employees at November 30, 2001 are set forth below.

Name	Age	Position(s)

Adam A. Kablanian*	42	President, Chief Executive Officer and Chairman of the Board
Alexander Shubat*	40	Vice President of Engineering, Chief Technical Officer and Director
James R. Pekarsky*	42	Vice President of Finance and Chief Financial Officer
Vincent F. Ratford*	50	Vice President of Marketing and Business Development
Raymond T. Leung*	43	Vice President of Engineering Operations
Yervant Zorian*	45	Vice President and Chief Scientist
Eduard Weichselbaumer	48	Vice President of Strategic Programs
Kenneth V. Rousseau	44	Vice President of Software Development
William J. Palumbo	43	Vice President and General Manager of New Jersey Operations
Alok Singh	41	Vice President and General Manager of India Operations

(*)	Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.

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

     Alexander Shubat co-founded Virage Logic and has served as our Vice President of Engineering and Chief Technical Officer and as a Director since January 1996. Before founding Virage Logic, Dr. Shubat served as Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds ten patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D. in Electrical Engineering from Santa Clara University.

     James R. Pekarsky has served as our Vice President of Finance and Chief Financial Officer since May 1999. Before joining Virage Logic, Mr. Pekarsky served as Director, General Manager in several divisions at Mentor Graphics, where he worked from May 1997 to May 1999, including Mentor Graphics’ Emulation Division in Paris, France and Embedded Software Division in San Jose, California. Before joining Mentor Graphics, Mr. Pekarsky served as the Director of Operations of Advanced Molecular Systems, a genetics research company, from December 1995 to May 1997. Before that, he held senior management positions in finance and operations at Sclavo Diagnostics, a clinical diagnostic company in Milan, Italy, and Bio-Rad Laboratories, a life science research company. Mr. Pekarsky holds a B.S. in Accounting from Indiana University of Pennsylvania and an M.B.A. in Finance from Golden Gate University.

     Vincent F. Ratford has served as our Vice President of Marketing and Business Development since July 2000 and previously as our Vice President of Sales and Marketing since February 1998. Before joining Virage Logic, Mr. Ratford served as Chief Operating Officer of the Microtec Division of Mentor Graphics, a provider of hardware and software design solutions to semiconductor companies, from October 1995 to December 1997. Before joining the Microtec Division, he was Director of Marketing for Mentor Graphics’ System Design Division from May 1993 to October 1995. Mr. Ratford holds a B.S. in Electrical Engineering from Northeastern University.

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

     Yervant Zorian served as a Director from November 1997 to March 2001 and joined our management team as Vice President and Chief Scientist in May 2000. Since November 1996, Dr. Zorian has served as Chief Technical Advisor of LogicVision. Before that he served as a Distinguished Member of the Technical Staff at Lucent Technologies, Bell Laboratories. Dr. Zorian holds a B.S. in Electrical Engineering from the University of Aleppo in Syria, an M.Sc. in Computer Engineering from the University of Southern California and a Ph.D. in Electrical Engineering from McGill University.

     Eduard Weichselbaumer has served as our Vice President of Strategic Programs since July 2001. From May 2000 to June 2001, Mr. Weichselbaumer served as Vice President of Worldwide Sales and Divisional Officer at Artisan Components, Inc. a library semiconductor intellectual property company. Before joining Artisan, he headed the Worldwide Library Sales and Business Development team at Synopsys, Inc., a supplier of electronic design automation tools. From 1994 to 1997, he was President and COO of Pacific Silicon Technologies. Prior to 1994 he held senior management positions with HHB Systems, LEI Logic and Fairchild Semiconductor. Mr. Weichselbaumer holds an M.S. in Electrical Engineering from the Technical University Munich.

     Kenneth V. Rousseau has served as our Vice President of Software Development since February 2000. Before joining Virage Logic, Dr. Rousseau was Director of New Product Management at Synopsys, Inc., a supplier of electronic design automation tools. Before joining Synopsys, he held various positions at Cascade Design Automation, another supplier of electronic design automation tools, including Chief Technologist from August 1996 to December 1996, Vice President, Engineering from August 1994 to August 1996, Manager, Design Technologies from June 1993 to August 1994 and Engineering Fellow from January 1993 to June 1993. He also worked in the aerospace industry at Hughes Aircraft and TRW Electronics and Defense, as well as several semiconductor companies including GigaBit Logic and Vitesse. Dr. Rousseau holds a B.S. in Physics and Literature and an M.S. in Applied Physics from California Institute of Technology and a Ph.D. in Electrical Engineering from UCLA.

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

PART  II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Price and Dividends on Virage Logic Common Stock

     Virage Logic Corporation’s common stock is traded on the Nasdaq National Market under the symbol “VIRL” since our initial public offering on August 1, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for the common stock as reported on the Nasdaq National Market.

	HIGH	LOW

Fiscal year 2000
Fourth quarter	$20.75	$10.00
(August 1 — September 30, 2000)
Fiscal year 2001
First quarter	$16.06	$9.13
Second quarter	$16.31	$11.94
Third quarter	$15.84	$9.38
Fourth quarter	$15.91	$9.52

     As of November 30, 2001, there were approximately 164 stockholders of record of our common stock.

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.	In March 2001, we sold 11,307 shares of common stock to Silicon Valley Bancshares at $3.80 per share following exercise of a warrant issued in July 1999. The exercise was done on a cashless exercise basis.

2.	In July 2001, we sold 33,351 shares of common stock to a consultant at $1.60 per share following exercise of a warrant issued in February 1999. The exercise was done on a cashless exercise basis.

3.	In November 2001, we sold 7,500 shares of common stock to a professional services firm at $0.70 per share following exercise of a warrant issued in July 1999. The sale resulted in net cash proceeds to Virage Logic of $5,250.

     There were no underwriters employed in connection with any of the transactions set forth above. The issuances of the common stock were deemed to be exempted from registration under the Securities Act of 1933, in the case of the transactions described in paragraphs 1 and 2, in reliance on Section 3(a)(9) of the Securities Act as transactions involving exchange of securities of an issuer without payment of commission or remuneration, and in the case of the transaction described in paragraph 3, in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds From Registered Securities

     Our registration statement (No. 333-36108) under the Securities and Exchange Act of 1933 for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters’ exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $5.4 million, consisting of $3,622,500 for underwriting discounts and commissions and approximately $1,785,000 million of other expenses.

None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.3 million. In fiscal 2001 we used $9.6 million for research and development primarily related to the hiring of additional personnel, and $8.3 million of the offering proceeds for sales and marketing primarily related to additional personnel and increased expenditures on tradeshows and advertising. We also used $5.3 million of the proceeds to make a strategic investment in Atmos Corporation. We have applied the remaining proceeds to temporary investments in a commercial money market investment account, short-term government and mortgage-backed securities and commercial paper.

Item 6.  Selected Consolidated Financial Data.

     The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for each of the fiscal years ended September 30, 2001, 2000 and 1999 and the consolidated balance sheet data at September 30, 2001 and 2000 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statement of operations data for the fiscal year ended September 30, 1998 and the consolidated balance sheet data at September 30, 1999 and 1998 have been derived from our audited consolidated financial statements not included in this filing. The consolidated statement of operations data for the fiscal year ended September 30, 1997 and the consolidated balance sheet data at September 30, 1997 have been derived from our unaudited financial statements. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,

	2001	2000	1999	1998	1997

		(In thousands, except per share data)
Revenues	$31,763	$19,666	$9,589	$1,970	$369
Cost of revenues (exclusive of amortization of deferred stock compensation of $1,389, $1,307 and $90, respectively)	6,424	4,903	2,562	853	207

Gross profit	25,339	14,763	7,027	1,117	162
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2,095, $2,408 and $222, respectively)	9,577	6,737	2,709	924	256
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,909, $1,393 and $294, respectively)	8,257	4,790	2,378	622	120
General and administrative (exclusive of amortization of deferred stock compensation of $956, $1,690 and $95, respectively)	4,364	2,402	1,202	411	152
Stock-based compensation	6,349	6,798	701	—	—

Total operating expenses	28,547	20,727	6,990	1,957	528

Operating income (loss)	(3,208)	(5,964)	37	(840)	(366)
Interest income	3,155	850	42	16	—
Interest and other expenses	(62)	(255)	(111)	(27)	(7)

Loss before taxes	(115)	(5,369)	(32)	(851)	(373)
Income tax provision	1,939	293	154	—	—

Net income (loss)	(2,054)	(5,662)	(186)	(851)	(373)
Deemed dividend on Series C redeemable convertible preferred stock	—	(10,104)	—	—	—

Net loss attributable to common stockholders	$(2,054)	$(15,766)	$(186)	$(851)	$(373)

Basic and diluted net loss per share	$(0.11)	$(1.98)	$(0.04)	$(0.19)	$(0.85)

Shares used in computing basic and diluted net loss per share	18,819	7,952	5,301	4,379	438

	September 30,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,868	$58,596	$1,513	$1,972	$87
Investments	30,084	—	—	—	—
Working capital	61,798	61,285	1,554	2,368	(173)
Total assets	77,796	72,121	9,050	3,265	273
Debt obligations	245	556	633	112	23
Accumulated deficit	(19,225)	(17,171)	(1,405)	(1,219)	(367)
Total stockholders’ equity	73,317	66,922	3,323	2,743	(15)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this filing.

Overview

     Virage Logic Corporation provides embedded memory in the form of semiconductor intellectual property for systems-on-a-chip integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our memories are optimized for our customers’ manufacturing processes and are pre-tested through actual manufacture of silicon chips at third-party foundries.

     Revenues consist of license fees for our memories, standard and custom memory compilers and software development tools. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers’ specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompany a master license agreement. Milestone deliveries generally occur over three to six months.

     License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, we have no significant remaining obligations to perform, the fee is fixed or determinable and collectibility is probable. License revenues for certain software development tools are recorded ratably over the maintenance term as vendor-specific objective evidence of fair value for the maintenance portion of the revenues does not exist. License revenues on custom memory compilers are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For such licenses, we determine our progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

     Support revenues related to standard and custom memory compilers are not deferred over the life of the license agreement but rather an estimated cost of support is accrued at the time license revenues are recognized. Our experience to date indicates that the level of resource commitment for support is not significant.

     Currently, license fees represent substantially all of our revenues. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues recognized from these agreements for the years ended September 30, 2001 and 2000 were $1,037,000 and $88,000, respectively. No royalty revenue was generated in the year ended September 30, 1999. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our embedded memories into their design and manufacture and bring to market a product incorporating our memories. Beginning with our Custom-Touch STAR Memory System and CAM technologies, in addition to collecting royalties from the third-party foundries, we will increase our royalty base by collecting royalties directly from our integrated device manufacturer customers and fabless customers. To date, we have entered into more than twenty agreements implementing the new royalty structure.

     We have been dependent on a small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues.

     Sales to customers located outside the United States accounted for 55%, 50% and 44% of our revenues in fiscal 2001, 2000 and 1999, respectively. Substantially all of our direct sales representatives and field application engineers are located in the United States and Europe and serve our customers in North America and Europe. We are continuing to build a direct sales organization in Europe. In Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

     Since our inception in November 1995, cost of revenues and our other expense categories have progressively increased as we added personnel and increased the level of our business activities. We intend to continue making significant expenditures associated with research and development, sales and marketing and general and administrative activities, and expect that these costs of revenues and expenses will continue to be a significant percentage of revenues in future periods.

     We have incurred, and will incur in future periods, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees at less than their deemed fair value. These charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant. The deferred stock-based compensation balance at September 30, 2001 and 2000 was $3.4 million and $10.0 million, respectively. This amount is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The amortization of stock-based compensation for options granted through September 30, 2001 was approximately $6.3 million for fiscal 2001, and is estimated to be $2.6 million in 2002, $0.7 million in 2003 and $0.1 million in fiscal 2004.

Results of Operations — Years Ended September 30, 2001, 2000, and 1999

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Cost of revenues	20.2	24.9	26.7

Gross profit	79.8	75.1	73.3
Operating expenses:
Research and development	30.2	34.2	28.3
Sales and marketing	26.0	24.4	24.8
General and administrative	13.7	12.2	12.5
Stock-based compensation	20.0	34.6	7.3

Total operating expenses	89.9	105.4	72.9

Operating income (loss)	(10.1)	(30.3)	0.4
Interest income	9.9	4.3	0.4
Interest and other expenses	(0.2)	(1.3)	(1.1)
Income tax provision	6.1	1.5	1.6

Net income (loss)	(6.5)%	(28.8)%	(1.9)%

     Our total revenues in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Total Revenues

2001	$31.8	million
2000	19.7	million
1999	9.6	million

     Revenue grew $12.1 million from 2000 to 2001 and $10.1 million from 1999 to 2000. The 2001 increase in revenues was primarily due to continued migration to the 0.13 micron embedded memory technologies by our customers, introduction of two new types of memory compilers to our area, speed and power (ASAP) product line, an additional CAM product and the introduction of the STAR Memory System. Royalty revenue from certain third-party foundries increased from $88,000 in fiscal 2000 to $1,037,000 in fiscal 2001. The 2000 increase in revenues was primarily due to the expansion of our product lines to include the Custom-Touch NetCAM and STAR products and from the full year impact of sales of our 0.18 and 0.15 micron embedded memory technologies.

     Our gross profits in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Gross Profit

2001	$25.3	million
2000	14.8	million
1999	7.0	million

     Gross profit represented 79.8%, 75.1% and 73.3% of revenues for those periods, respectively. The increases in gross profit and gross margin between 2000 and 2001 and 1999 and 2000 were attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $1.4 million, $1.3 million and $90,000 of amortization of stock-based compensation for the years ended September 30, 2001, 2000 and 1999, respectively.

     Research and Development expenses in fiscal 2001, 2000 and 1999 were as follows:

	Research and
Fiscal Year	Development Expenses

2001	$9.6	million
2000	6.7	million
1999	2.7	million

     Research and development expense represented an increase of 42% from 2000 to 2001 and an increase of 149% from 1999 to 2000. The increases in research and development expense between 2000 and 2001 and between 1999 and 2000 were primarily due to increases in the number of employees from 41 to 79 employees involved in research and development as we expanded into three new product lines and the development of the 0.13 and 0.10 micron embedded memory technology, increase in depreciation related to capital spending for both computer hardware and software, offset by the reduction in consulting fees. Research and development expense as a percentage of revenues was 30.2% in fiscal 2001, down from 34.2% in fiscal 2000. Research and development expense excludes $2.1 million, $2.4 million and $222,000 of amortization of stock-based compensation for the years ended September 30, 2001, 2000 and 1999, respectively.

     Sales and Marketing expenses in fiscal 2001, 2000 and 1999 were as follows:

	Sales and
Fiscal Year	Marketing Expenses

2001	$8.3	million
2000	4.8	million
1999	2.4	million

     Sales and marketing expense represented an increase of 72% from 2000 to 2001 and an increase of 101% from 1999 to 2000. The increase in sales and marketing expense was primarily due to hiring additional personnel and increased expenditures on tradeshows and advertising. Number of employees increased from 19 to 40 from 2000 to 2001 in sales and marketing. Sales and marketing expense excludes $1.9 million, $1.4 million and $294,000 of amortization of stock-based compensation for the years ended September 30, 2001, 2000 and 1999, respectively.

     General and Administrative expenses in fiscal 2001, 2000 and 1999 were as follows:

	General and
Fiscal Year	Administrative Expenses

2001	$4.4	million
2000	2.4	million
1999	1.2	million

     General and administrative expense represented an increase of 82% from 2000 to 2001 and an increase of 100% from 1999 to 2000. The increase in general and administrative expense between 2000 and 2001 was primarily the result of increased professional services and fees related to the costs of being a publicly traded company. The increase between 1999 and 2000 was the result of additional hiring and expenditures related to expanding the finance, human resources and contracts management departments in anticipation of the Company going public. General and administrative expense excludes $1.0 million, $1.7 million and $95,000 of amortization of stock-based compensation for the years ended September 30, 2001, 2000 and 1999, respectively.

     Stock-Based Compensation. With respect to the grant of stock options to employees, our balance sheet reflects deferred aggregate stock-based compensation of approximately $3.4 million and $10.0 million for the years ended September 30, 2001 and 2000. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization, net of cancellations, was $6.3 million, $6.8 million and $701,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

     Interest Income. Interest income was $3.2 million, $850,000 and $42,000 for the years ended 2001, 2000 and 1999, respectively, principally due to higher average cash balances following the sale of Series C redeemable convertible preferred stock in December 1999 and our initial public offering in August 2000.

     Interest and Other Expenses. Interest and other expenses were $62,000, $255,000 and $111,000 for the years ended 2001, 2000 and 1999, respectively. The decrease from 2000 to 2001 results from the repayment of the outstanding balance under a credit line.

     Income Tax Provision. The provision for income taxes was $1.9 million, $293,000 and $154,000 for the years ended 2001, 2000 and 1999, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes and foreign taxes.

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

Liquidity and Capital Resources

     At September 30, 2001, we had $27.9 million in cash and cash equivalents, a decrease of $30.7 million from cash held at September 30, 2000. The decrease in cash balances at September 30, 2001 was due primarily to investment in short-term government and mortgage-backed securities with maturity dates of less than one year. Operations were funded primarily from revenues received. As of September 30, 2001, we had an accumulated deficit of $19.2 million. We financed our operating losses for fiscal 2001, 2000 and 1999 through the issuance of notes, borrowing under capital leases and a line of credit, the sale of preferred stock and cash proceeds of $50.7 million from our August 2000 initial public offering.

     The Company has outstanding obligations under capital leases, with payments due through August 2003. At September 30, 2001, $245,000 was outstanding. The interest rate on these borrowings is variable and dependent upon market conditions at the time a new lease obligation is executed. There is no remaining availability under these capital lease lines.

     Net cash provided by operating activities was $1.2 million, $372,000 and $16,000 for fiscal 2001, 2000 and 1999, respectively. Net cash provided by operating activities resulted from a net loss of $2.1 million adjusted for non-cash charges associated with depreciation and amortization of $2.7 million and the amortization of stock-based compensation of $6.3 million, offset by increases in accounts receivable, prepaid expenses, taxes receivable and deferred revenues. In fiscal 2000, net cash provided by operating activities resulted primarily from net income before non-cash charges for depreciation and amortization of $1.5 million and amortization of stock-based compensation of $6.8 million, offset by increases in accounts receivable and deferred tax assets and the reduction of income taxes payable. In fiscal 1999, net cash provided by operating activities was due to depreciation of $507,000, the amortization of stock-based compensation of $701,000 and increases in accrued payroll and related expenses, accrued expenses related to software purchases and deferred revenues totaling $3.3 million. A higher accounts receivable balance of $3.6 million, a result of a growing customer base, offset the increase in cash for 1999.

     Net cash used in investing activities was $33.3 million, $3.0 million and $1.4 million for fiscal 2001, 2000 and 1999, respectively. The increase in investing activities from 2000 to 2001 is due primarily to the investment in short-term government and mortgage-backed securities with maturity dates of less than one year, our strategic investment in Atmos Corporation and acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $6.9 million of additional capital assets, primarily computer equipment and software, during fiscal 2002.

     Net cash provided by financing activities was $1.3 million, $59.7 million and $945,000 for fiscal 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 primarily reflects proceeds from the issuance of common stock of $1.1 million, repayment of borrowings by stockholders of $556,000 and the payments on capital lease obligations. Net cash provided by financing activities in 2000 reflects our receipt of $9.8 million in cash proceeds from the issuance of Series C redeemable convertible preferred stock and $50.7 million in cash proceeds from the initial public offering. Net cash provided by financing activities in 1999 reflects borrowings under our accounts receivable revolving line of credit of $1.0 million.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions and working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that the Company’s current capital resources and cash generated from operations will be sufficient to meet our needs at least the next twelve months, although we may seek to raise additional capital during that period. However, there can be no assurance that we will not require additional financing beyond this time frame. Our capital and operating requirements will depend on many factors, including the levels at which we maintain accounts receivable and increased spending for operating expenses. Our forecast period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2001	2001	2001	2000	2000	2000	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$9,085	$8,483	$7,601	$6,594	$5,718	$5,142	$4,619	$4,187
Cost of revenues (exclusive of amortization of deferred stock compensation of $241, $284, $345, $519, $599, $432, $341 and $109, respectively)	1,836	1,698	1,402	1,488	1,363	1,260	1,210	1,070

Gross profit	7,249	6,785	6,199	5,106	4,355	3,882	3,409	3,117
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $342, $408, $563, $782, $894, $683, $535, and $306, respectively)	2,608	2,440	2,287	2,242	2,035	1,669	1,596	1,437
Sales and marketing (exclusive of amortization of deferred stock compensation of $520, $388, $492, $509, $530, $373, $377, and $232, respectively)	2,482	2,320	1,996	1,459	1,206	1,481	1,131	972
General and administrative (exclusive of amortization of deferred stock compensation of $141, $192, $299, $324, $325, $727, $236, and $99, respectively)	1,075	1,148	1,212	929	768	488	474	672
Stock-based compensation	1,244	1,272	1,699	2,134	2,348	2,215	1,489	746

Total operating expenses	7,409	7,180	7,194	6,764	6,357	5,853	4,690	3,827

Operating income (loss)	(160)	(395)	(995)	(1,658)	(2,002)	(1,971)	(1,281)	(710)
Interest income	618	696	828	1,013	638	98	94	20
Interest and other expenses	6	(18)	(26)	(24)	(37)	(60)	(84)	(74)

Income (loss) before taxes	464	283	(193)	(669)	(1,401)	(1,933)	(1,271)	(764)
Income tax provision	230	586	508	615	87	93	83	30

Net income (loss)	234	(303)	(701)	(1,284)	(1,488)	(2,026)	(1,354)	(794)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	—	—	—	—	—	(10,104)

Net income (loss) attributable to common stockholders	$234	$(303)	$(701)	$(1,284)	$(1,488)	$(2,026)	$(1,354)	$(10,898)

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.07)	$(0.10)	$(0.32)	$(0.24)	$(2.00)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	20.2	20.0	18.4	22.6	23.8	24.5	26.2	25.6

Gross profit	79.8	80.0	81.6	77.4	76.2	75.5	73.8	74.4
Operating expenses:
Research and development	28.7	28.8	30.1	34.0	35.6	32.5	34.6	34.3
Sales and marketing	27.3	27.3	26.3	22.1	21.1	28.8	24.5	23.2
General and administrative	11.8	13.5	15.9	14.1	13.4	9.5	10.3	16.1
Stock-based compensation	13.7	15.0	22.4	32.4	41.1	43.1	32.2	17.8

Total operating expenses	81.5	84.6	94.7	102.6	111.2	113.9	101.6	91.4

Operating income (loss)	(1.7)	(4.6)	(13.1)	(25.2)	(35.0)	(38.4)	(27.8)	(17.0)
Interest income	6.8	8.2	10.9	15.4	11.2	1.9	2.0	0.5
Interest and other expenses	(0.1)	(0.2)	(0.3)	(0.4)	(0.6)	(1.2)	(1.8)	(1.8)

Income (loss) before taxes	5.0	3.4	(2.5)	(10.2)	(24.4)	(37.7)	(27.6)	(18.3)
Income tax provision	2.5	6.9	6.7	9.3	1.5	1.8	1.8	0.7

Net income (loss)	2.5%	(3.5)%	(9.2)%	(19.5)%	(25.9)%	(39.5)%	(29.4)%	(19.0)%

Risk Factors

The technology used in the semiconductor industry is rapidly changing and if we are unable to develop new technologies and adapt our existing intellectual property to new processes, we will be unable to attract or retain customers.

     The semiconductor industry has been characterized by an increasingly rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater speed and functionality. Our future success depends on our ability to develop new technologies and introduce new products to the marketplace in a timely manner, and to adapt our existing intellectual property to satisfy the requirements of new processes and our customers. If our development efforts are not successful or are significantly delayed, or if the enhancements or new generations of our products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed.

     Our ability to continue developing technical innovations involves several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor companies;

•	the emergence of new semiconductor manufacturing processes and our ability to enter into strategic relationships with third-party semiconductor foundries to develop and test technologies for these new processes and provide customer referrals;

•	the significant research and development investment that we may be required to make before market acceptance, if any, of a particular technology;

•	the possibility that the industry may not accept a new technology after we have invested a significant amount of resources to develop it; and

•	new technologies introduced by our competitors.

     If we are unable to adequately address these risks, our intellectual property will become obsolete and we will be unable to sell our products. Further, as new technologies or manufacturing processes are announced, customers may defer licensing our intellectual property until those new technologies become available or our intellectual property has been adopted for that manufacturing process.

     In addition, research and development requires a significant expense and resource commitment. Since we have a limited operating history, we are unable to predict our future resources. As a result, we may not have the financial and other resources necessary to develop the technologies demanded in the future and may be unable to attract or retain customers.

Our quarterly operating results may fluctuate significantly and any failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.

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

     Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our intellectual property;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment; and

•	changes in development schedules, research and development expenditure levels and product support by us and our customers.

     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors make it difficult for us to accurately predict our revenues and may cause our operating results to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline.

If we are unable to maintain existing relationships and develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our intellectual property to their customers.

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips and to provide referrals to their customer base. We currently have agreements with Taiwan Semiconductor Manufacturing Company, or TSMC, United Microelectronics Corporation, or UMC, and Chartered Semiconductor Manufacturing or Chartered. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes. We would then be unable to license our intellectual property to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If demand for products incorporating complex semiconductors and embedded memories does not rise, our business may be harmed.

     Our business and the adoption and continued use of our intellectual property by semiconductor companies depends on the demand for products requiring complex semiconductors and embedded memories, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict. A reduction in the demand for products incorporating complex semiconductors and embedded memories or in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business.

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and the U.S. economy is facing an economic slowdown that involves lower levels of expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our embedded memories and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property and embedded memories have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our intellectual property.

     Sales to customers located outside the United States accounted for 55% of our revenues in fiscal 2001 and between 44% to 50% of our revenues in the fiscal years 1998 to 2000. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices;

•	political and economic instability;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of intellectual property rights in some countries; and

•	obtaining governmental approvals for certain technologies.

     If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

If we are unable to continue establishing relationships with semiconductor companies to license our intellectual property, our business will be harmed.

     We currently rely on license fees from the sale of perpetual licenses to generate a large portion of our revenues. These licenses produce large amounts of revenue in the periods in which the license fees are recognized, but are not necessarily indicative of a commensurate level of revenue from the same customers in future periods. In addition, our agreements with our customers do not obligate them to license new or future generations of our intellectual property. As a result, the growth of our business depends significantly on our ability to expand our business with existing customers and attract new customers.

     We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential licensee;

•	competition with the internal design teams of semiconductor companies; and

•	the need to persuade semiconductor companies to rely on us for critical technology.

     These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. Further, there is a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our intellectual property. If we are unable to establish and maintain these relationships, we will be unable to generate license fees and our revenues will decrease.

Our international operations may be adversely affected by instability in the countries in which we operate

     We recently established a subsidiary in Israel, and we expect to continue expanding our direct sales force in Europe. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel has recently faced an increased level of violence and terror and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting intellectual property, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia, and to otherwise conduct business effectively in Armenia;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of violence and terror and our employees working and visiting in Israel may be affected by terrorist attacks;

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

General economic conditions and recent terrorist attacks may reduce our revenues and harm our business

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments. In addition, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania and the anthrax-related terrorist attacks could further contribute to the slowdown in the U.S. economy. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain embedded memories, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

If we are unsuccessful in increasing our royalty-based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. For the years ended September 30, 2001 and 2000, we recorded approximately $1,037,000 and $88,000, respectively, of royalty revenues. Beginning with our Custom-Touch STAR Memory System and CAM technologies, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

     Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to six months after our first contact with a prospective customer before we start licensing our intellectual property to that customer. In addition, purchase of our products is usually made in connection with new design starts, which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses. We may also spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues.

     We have been dependent on a relatively small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues for a total of 56% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them.

The market for embedded memory is highly competitive, and we may lose market share to larger competitors with greater resources and to companies that develop their own memory technologies using internal design teams.

     We face competition from both existing suppliers of embedded memories as well as new suppliers that may enter the market. We also compete with the internal design teams of large, integrated device manufacturers. Many of these internal design teams have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal teams may develop technologies that compete directly with our technologies or may actively seek to license their own technologies to third parties.

     Many of our existing competitors have longer operating histories, greater brand recognition and larger customer bases, as well as greater financial and marketing resources, than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their products. In addition, the intense competition in the market for embedded memory could result in pricing pressures, reduced license revenues, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline.

We may be unable to attract and retain key personnel who are critical to the success of our business.

     We believe that one of our significant competitive advantages is the size and quality of our engineering team. Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel, would make it difficult for us to develop and market our technologies.

     In addition, our business and operations are substantially dependent on the performance of our key personnel, including Adam A. Kablanian, our President and Chief Executive Officer, and Alexander Shubat, our Vice President of Engineering and Chief Technical Officer. We do not have formal employment agreements with Mr. Kablanian or Mr. Shubat and do not maintain “key man” life insurance policies on their lives. If Mr. Kablanian or Mr. Shubat were to leave or become unable to perform services for our company, our business would be severely harmed.

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

We may need additional capital that may not be available to us and, if raised, may dilute our stockholders’ ownership interest in us.

     We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.

We may have difficulty sustaining profitability and may experience losses in the future.

     During the quarter ended September 30, 2001, we recorded net income of $234,000. This was our first profitable quarter on a reported (GAAP) basis. In order to sustain profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     From the year ended September 30, 2000 to 2001, we grew from 138 to 202 full-time employees, have increased our international presence and have increased substantially the number of our customers. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Any acquisitions we make could disrupt our business and harm our financial condition.

     We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. We believe that future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

If we are not able to protect our intellectual property adequately, we will have less proprietary technology to license, which will reduce our revenues and profits.

     Our patents, copyrights, trademarks, trade secrets and other intellectual property are critical to our success. We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. We cannot be sure that the U.S. Patent and Trademark Office will issue patents or trademark registrations for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We have not attempted to secure patent protection in foreign countries, and the laws of some foreign countries may not adequately protect our intellectual property as well as the laws of the United States. Also, the portion of our intellectual property developed outside of the United States may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.

     We use licensing agreements, confidentiality agreements and employee nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. Even though we have taken all customary industry precautions, we cannot be sure that we have taken adequate steps to protect our intellectual property rights and deter misappropriation of these rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. Since we also rely on unpatented trade secrets to protect some of our proprietary technology, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to our unpatented proprietary technology. In addition, third parties might obtain patent rights to such unpatented trade secrets, which they could use to assert infringement claims against us.

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

     Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved makes any outcome uncertain. If we do not prevail in any infringement action, we may be required to pay significant damages and may be prevented from developing some of our technology or from licensing some of our intellectual property for certain manufacturing processes unless we enter into a royalty or license agreement. In addition, if challenging a claim is not feasible, we might be required to enter into royalty or license agreements in order to settle a claim and continue to license or develop our intellectual property, which may result in significant expenditures. We may not be able to obtain such agreements on terms acceptable to us or at all, and thus, may be prevented from licensing or developing our technology.

Changes to accounting standards and rules could either delay our recognition of revenues or reduce the amount of revenues that we may recognize at a specific time, and thus defer or reduce our profitability. These effects on our reported results could cause our stock price to be lower than it otherwise might have been.

     We adopted the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We implemented these provisions as of October 1, 1999. In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business, such as employee stock option grants may adversely affect our reported financial results.

Item 7A.  Qualitative and Quantitative Disclosures about Market Risks

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

     Our foreign subsidiaries incur most of their expenses in the local currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. International operations have not been material, therefore, we do not anticipate our future results to be materially adversely impacted by changes in these factors.

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $24.8 million at September 30, 2001 consists of instruments with original maturities of 90 days to one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Virage Logic Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiary at September 30, 2001, and the results of their operations and their cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 30, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Virage Logic Corporation

     We have audited the accompanying consolidated balance sheets of Virage Logic Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

San Jose, California
October 30, 2000

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

	(in thousands, except share and per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,868	$58,596
Investments	24,800	—
Accounts receivable, net	9,874	6,123
Costs in excess of related billings on uncompleted contracts	572	264
Prepaid expenses and other	1,579	936
Taxes receivable	1,579	292

Total current assets	66,272	66,211
Property, equipment and leasehold improvements, net	4,810	4,163
Intangible assets, net	270	486
Deferred tax assets	790	846
Long-term investment	5,284	—
Other long-term assets	370	415

Total assets	$77,796	$72,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$424
Accrued payroll and related expenses	1,595	1,204
Accrued expenses	1,194	1,210
Deferred revenues	1,046	1,805
Current portion of capital lease obligations	240	283

Total current liabilities	4,474	4,926
Long-term portion of capital lease obligations	5	273

Total liabilities	4,479	5,199
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at September 30, 2001 and 2000 Issued and outstanding shares — 20,061,095 and 19,909,501 at September 30, 2001 and 2000, respectively	20	20
Additional paid-in capital	96,855	95,703
Notes receivable from stockholders	(1,044)	(1,600)
Deferred stock-based compensation	(3,398)	(10,030)
Accumulated other comprehensive income	109	—
Accumulated deficit	(19,225)	(17,171)

Total stockholders’ equity	73,317	66,922

Total liabilities and stockholders’ equity	$77,796	$72,121

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
License	$30,726	$19,578	$9,589
Royalties	1,037	88	—

Revenues	31,763	19,666	9,589
Cost of revenues (exclusive of amortization of deferred stock compensation of $1,389, $1,307 and $90, respectively)	6,424	4,903	2,562

Gross profit	25,339	14,763	7,027
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $2,095, $2,408 and $222, respectively)	9,577	6,737	2,709
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,909, $1,393 and $294, respectively)	8,257	4,790	2,378
General and administrative (exclusive of amortization of deferred stock compensation of $956, $1,690 and $95, respectively)	4,364	2,402	1,202
Stock-based compensation	6,349	6,798	701

Total operating expenses	28,547	20,727	6,990

Operating income (loss)	(3,208)	(5,964)	37
Interest income	3,155	850	42
Interest and other expenses	(62)	(255)	(111)

Loss before taxes	(115)	(5,369)	(32)
Income tax provision	1,939	293	154

Net loss	(2,054)	(5,662)	(186)
Deemed dividend on Series C redeemable convertible preferred stock	—	(10,104)	—

Net loss attributable to common stockholders	$(2,054)	$(15,766)	$(186)

Basic and diluted net loss per share	$(0.11)	$(1.98)	$(0.04)

Shares used in computing basic and diluted net loss per share	18,819	7,952	5,301

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series C
	Redeemable Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at September 30, 1998	—	—	2,979,099	3	5,618,250	6
Exercise of stock options by employees	—	—	—	—	50,625	—
Issuance of warrants to third parties for services	—	—	—	—	—	—
Repayment from stockholder	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at September 30, 1999	—	—	2,979,099	3	5,668,875	6
Issuance of redeemable convertible preferred stock	5,455,255	10,104	—	—	—	—
Exercise of stock options by employees, net of repurchases	—	—	—	—	1,241,125	1
Stock options exercised via note receivable	—	—	—	—	1,087,500	1
Issuance of warrants to third parties for services and assets	—	—	—	—	—	—
Noncash deemed dividends on Series C redeemable convertible preferred stock	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—
Net proceeds from initial public offering	—	—	—	—	4,715,726	5
Conversion of preferred stock upon IPO	(5,455,255)	(10,104)	(2,979,099)	(3)	7,196,275	7
Amortization of stock-based compensation	—	—	—	—	—	—
Tax benefit on exercise of non-qualified stock options under stock plans	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at September 30, 2000	—	$—	—	$—	19,909,501	$20
Common stock issued under stock option plan and stock purchase plan, net of repurchases	—	—	—	—	99,436	—
Exercise of warrants	—	—	—	—	52,158	—
Repayment from stockholders	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—
Tax benefit from employee stock option plan	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at September 30, 2001	—	$—	—	$—	20,061,095	$20

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Receivable	Deferred	Other		Total
	Paid-in	From	Stock-based	Comprehensive	Accumulated	Stockholder's
	Capital	Stockholders	Compensation	Income	Deficit	Equity (Deficit)

Balance at September 30, 1998	4,082	(129)	—	—	(1,219)	2,743
Exercise of stock options by employees	4	—	—	—	—	4
Issuance of warrants to third parties for services	11	—	—	—	—	11
Repayment from stockholder	—	50		—	—	50
Deferred stock-based compensation	2,902	—	(2,902)	—	—	—
Amortization of stock-based compensation	—	—	701	—	—	701
Net loss	—	—	—	—	(186)	(186)

Balance at September 30, 1999	6,999	(79)	(2,201)	—	(1,405)	3,323
Issuance of redeemable convertible preferred stock	353	—	—	—	—	353
Exercise of stock options by employees, net of repurchases	493	—	—	—	—	494
Stock options exercised via note receivable	1,520	(1,521)	—	—	—	—
Issuance of warrants to third parties for services and assets	731	—	—	—	—	731
Noncash deemed dividends on Series C redeemable convertible preferred stock	10,104	—	—	—	(10,104)	—
Deferred stock-based compensation	14,627	—	(14,627)	—	—	—
Net proceeds from initial public offering	50,654	—	—	—	—	50,659
Conversion of preferred stock upon IPO	10,100	—	—	—	—	10,104
Amortization of stock-based compensation	—	—	6,798	—	—	6,798
Tax benefit on exercise of non-qualified stock options under stock plans	122	—	—	—	—	122
Net loss	—	—	—	—	(5,662)	(5,662)

Balance at September 30, 2000	$95,703	$(1,600)	$(10,030)	$—	$(17,171)	$66,922
Common stock issued under stock option plan and stock purchase plan, net of repurchases	1,098	—	—	—	—	1,103
Exercise of warrants	5	—	—	—	—	—
Repayment from stockholders	—	556	—	—	—	556
Amortization of stock-based compensation	(283)	—	6,632	—	—	6,349
Tax benefit from employee stock option plan	332	—	—	—	—	332
Unrealized gain on investments, net	—	—	—	109	—	109
Net loss	—	—	—	—	(2,054)	(2,054)

Balance at September 30, 2001	$96,855	$(1,044)	$(3,398)	$109	$(19,225)	$73,317

See accompanying notes.

VIRAGE LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2001	2000	1999

	(In thousands)
Operating activities
Net loss	$(2,054)	$(5,662)	$(186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	142	19	43
Depreciation and amortization	2,696	1,503	507
Loss on disposal of property and equipment	—	—	19
Amortization of intangible assets	216	162	—
Issuance of warrants for services	—	308	11
Tax benefit on employee stock plans	332	—	—
Amortization of stock-based compensation	6,349	6,798	701
Changes in operating assets and liabilities:
Accounts receivable	(3,893)	(1,879)	(3,637)
Prepaid expenses and other	(643)	(112)	(534)
Costs in excess of billings on uncompleted contracts	(308)	68	(332)
Taxes receivable	(1,287)	(495)	324
Deferred tax assets	56	(586)	(260)
Other long term assets	45	(415)	—
Accounts payable	(25)	163	58
Accrued payroll and related expenses	391	599	466
Accrued expenses	(16)	(69)	1,036
Deferred revenues	(759)	(30)	1,800

Net cash provided by operating activities	1,242	372	16
Investing activities
Purchase of property, plant and equipment	(3,343)	(2,986)	(1,420)
Purchase of investments	(24,691)	—	—
Investment in Atmos Corporation	(5,284)	—	—

Net cash used in investing activities	(33,318)	(2,986)	(1,420)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	9,819	—
Net proceeds from issuance of preferred and common stock	1,103	51,152	4
Repayment from stockholders	556	—	50
Borrowings (repayments) under line of credit	—	(1,000)	1,000
Payments on capital lease obligations	(311)	(274)	(109)

Net cash provided by financing activities	1,348	59,697	945

Net increase (decrease) in cash and cash equivalents	(30,728)	57,083	(459)
Cash and cash equivalents at beginning of year	58,596	1,513	1,972

Cash and cash equivalents at end of year	$27,868	$58,596	$1,513

Supplemental disclosures of cash flow information
Cash paid for interest	$201	$165	$65
Cash paid for income taxes	$2,842	$1,357	$35
Supplemental schedules of noncash investing and financing activities
Capital lease obligations incurred for the purchase of equipment	$—	$197	$631
Warrants issued for property, plant and equipment	$—	$422	$—

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

Initial Public Offering

     On August 4, 2000 the Company closed its initial public offering of 3,750,000 shares of common stock at a public offering price of $12.00 per share and a simultaneous private placement of 403,226 shares of common stock at a price of $11.16 per share. On August 28, 2000, the Company sold an additional 562,500 shares of common stock upon the underwriters’ exercise of their over-allotment option. Through the public offering and simultaneous private placement, the Company received proceeds of approximately $50.7 million after deducting underwriting discounts and commissions and other offering expenses. Effective with the closing of the initial public offering on August 4, 2000, all of the outstanding preferred stock automatically converted into 7,196,275 shares of common stock.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virage Logic International (VLI), a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

     The Company’s revenues are derived from licenses of its semiconductor intellectual property, which includes memories, standard and custom memory compilers and software development tools. Standard memory compilers and software development tools include a license of software and related maintenance services. Custom memory compilers typically include a license of software, maintenance services and customization of the software for the customer’s specific applications.

     For each arrangement, the Company determines whether persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining Company obligations, the fee is fixed or determinable, and collectibility is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met.

     For standard memory compiler arrangements that consist solely of a license and maintenance, the Company recognizes the maintenance and the license fee together upon delivery of the software in accordance with paragraph 59 of SOP 97-2, “Software Revenue Recognition.” Accordingly, the Company does not defer maintenance revenues over the life of the license arrangement but rather accrues the estimated cost of support at the time license revenues are recognized. This revenue recognition methodology is based on the following set of circumstances:

a.	The maintenance period is one year and is included with the license fee.

b.	These standard memory compiler products are not support intensive, and support costs to date have not been significant.

c.	Maintenance includes upgrades or modifications specifically related to the foundry process.

     Software development tool arrangements include either a perpetual license with telephone and email support or a term license with telephone and email support and the rights to unspecified upgrades on a when-and-if available basis. The Company recognizes the maintenance (telephone and email support) and the license fees for perpetual licenses upon the delivery of the software in accordance with paragraph 59 of SOP 97-2 and accordingly accrues the estimated cost of support. For term licenses accompanied by maintenance (telephone and email support and the rights to unspecified upgrades on a when-and-if available basis), the Company does not have vendor-specific objective evidence of fair value for maintenance because maintenance is not sold separately and accordingly recognizes the entire arrangement fee ratably over the maintenance period.

     Revenues from custom memory compilers involve customization to the functionality of the software and are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until acceptance is met.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Revenue is not recognized beyond the amount a customer has been invoiced.

     Royalties are calculated based on production volumes of wafers containing silicon chips utilizing the Company’s intellectual property. Royalty revenue is generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. The amount of royalty revenue is computed on either a rate per-chip or rate per-wafer basis depending upon the terms in the respective license agreement.

Fair Value of Financial Instruments

     The Company’s financial instruments, including cash, cash equivalents, investments, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents are all highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are invested in money market funds and commercial paper custodied with major financial institutions. Investments, included in current assets, are classified as available-for-sale securities. Such investments consist of government and federal agency bonds and mortgage-backed securities, which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income. Realized gains and losses on investments are included in earnings. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and their prevailing market rates for similar instruments.

Long-term Investment

     In July 2001, the Company completed its investment in Atmos Corporation totaling approximately $5.3 million through the purchase of 3,333,333 shares of Class D Preference Shares at a price per share of $1.58 for cash consideration. This represents approximately a 17.5% interest in Atmos Corporation. The Company has accounted for this investment under the cost method. Atmos Corporation is a provider of embedded dynamic random access memory (DRAM) products and associated electronic design automation tools to system-on-a-chip and integrated circuit designers.

Property and Equipment

     Property and equipment are recorded at cost net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the useful lives of the assets, generally three years, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

Accounting for Internal-Use Computer Software

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $1.9 million and $2.3 million for the years ended September 30, 2001 and 2000, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Intangible Assets

     Intangible assets are being amortized on a straight-line basis over their estimated useful life of three years. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Stock-based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for its employee stock options and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Stock options or warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of such options or warrants is determined using the Black-Scholes model.

Business Risks and Concentration of Credit Risk

     The Company operates in the competitive semiconductor industry, which has been characterized by rapid technological change, short product life cycles and cyclical market patterns. Significant technological changes in the industry could adversely affect operating results.

     The Company markets and sells its technology to a broad base of customers, which are primarily located in the United States, Asia, Canada and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition, and generally, no collateral is required.

Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

     In fiscal 2000, no individual customer accounted for 10% or more of total revenues. Customers that accounted for at least 10% of total revenues in 2001 and 1999 were as follows:

	Year Ended
	September 30,

	2001	1999

Intel Corporation	14%	—
Philips Electronics	12%	—
ATI Technologies	—	18%
MMC Networks	—	10%
National Semiconductor	—	18%
Toshiba	—	10%

Advertising Expense

     The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $936,000, $318,000 and $130,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Research and Development

     In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, software costs incurred after the establishment of technological feasibility have not been significant and, therefore, have been expensed.

Net Income (Loss) Per Share

     Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Accordingly, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders:

	Year Ended
	September 30,

	2001	2000	1999

	(In thousands, except per share data)
Net loss attributable to common stockholders	$(2,054)	$(15,766)	$(186)

Basic and diluted:
Weighted average shares of common stock outstanding	19,976	8,887	5,632
Less weighted average shares subject to repurchase	(1,157)	(935)	(331)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	18,819	7,952	5,301

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(1.98)	$(0.04)

The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 3,864,899, 3,295,997 and 2,118,000 shares of common stock have been excluded for the years ended September 30, 2001, 2000 and 1999, respectively.

Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and is presented in the Statement of Stockholders’ Equity (Deficit). See Note 2 for detail on comprehensive income reported as of September 30, 2001. In fiscal year 2000, there were no differences between comprehensive income (loss) and net loss.

Income taxes

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in the Company’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law and the effects of future changes in tax laws or rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of semiconductor intellectual property for the memory elements of systems-on-a-chip.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing, but have not yet determined, the impact of SFAS No. 142 on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.” We are currently assessing, but have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.

Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Note 2. Balance Sheet Components

	September 30,

	2001	2000

	(in thousands)
Cash and cash equivalents:
Cash and money market funds	$27,868	$53,650
Commercial paper	—	4,946

Total	$27,868	$58,596

	September 30, 2001

	Fair		Gross
	Market	Amortized	Unrealized
	Value	Cost	Gain

	(in thousands)
Investments:
Government and Federal Agency bonds	$9,917	$9,845	$72
Mortgage and asset backed securities	14,883	14,782	101

Total	$24,800	$24,627	$173

	September 30,

	2001	2000

	(in thousands)
Accounts receivable, net:
Accounts receivable	$10,078	$6,185
Allowance for doubtful accounts	(204)	(62)

Total	$9,874	$6,123

     No write-offs against the allowance for doubtful accounts were recorded in the years ended September 30, 2001, 2000 and 1999.

	September 30,

	2001	2000

	(in thousands)
Property, equipment and leasehold improvements, net:
Furniture and fixtures	$829	$538
Computers and equipment	2,840	1,812
Software	5,661	3,739
Leasehold improvements	242	140

	9,572	6,229
Less accumulated depreciation	(4,762)	(2,066)

Total	$4,810	$4,163

     Depreciation and amortization expense related to property, equipment and leasehold improvements totaled $2.7 million, $1.5 million and $507,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

     The Company leases certain computer equipment and software under long-term capital leases. Capitalized costs of approximately $950,000 are included in property and equipment at September 30, 2001 and 2000. Accumulated depreciation amounted to approximately $785,000 and $494,000 at September 30, 2001 and 2000.

	September 30,

	2001	2000

	(in thousands)
Intangible assets, net:
Intangible asset	$648	$648
Accumulated amortization	(378)	(162)

Total	$270	$486

Accrued expenses:
Accrued software purchase costs	$259	$790
Accrued maintenance support costs	310	174
Other accruals	625	246

Total	$1,194	$1,210

Accumulated other comprehensive income:
Unrealized gain on investments	$173	$—
Estimated tax provision on other comprehensive income	(64)	—

Total	$109	$—

Note 3. Lease Obligations

     The carrying values and estimated fair values of the Company’s capital leases are as follows:

	September 30, 2001		September 30, 2000

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

(in thousands)
Capital leases	$245	$245	$556	$556

     The Company leases its facilities under operating leases. The agreements provide for a rent escalation each year. Rent expense under operating leases was approximately $1,005,000, $563,000 and $230,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

     Aggregate future minimum lease payments under capital leases and operating leases as of September 30, 2001 are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
2002	$283	$963
2003	5	595
2004	—	213
2005	—	117
2006	—	126
Thereafter	—	402

Total minimum lease and principal payments	288	$2,416

Less: Amount representing interest	(43)

Present value of future lease payments	245
Less: Current portion of capital lease obligations	(240)

Long-term portion of capital lease obligations	$5

Note 4. Stockholders’ Equity

Founders’ Shares

     In August 1997, the Company issued 4,536,000 shares of common stock at $0.017 per share to the founders of the Company in exchange for full-recourse notes receivable of $79,138. The founders’ shares are subject to adjustment for certain events, including mergers, stock dividends, stock splits and other events. As of September 30, 2001, all founders’ shares were vested. Accordingly, no shares were subject to repurchase by the Company.

     The notes bear interest at 6.29% per annum and are due and payable in August 2002. The notes are full recourse, and in addition, each of the founders has pledged the common stock, 4,536,000 shares of common stock in aggregate, as collateral to secure the obligations under the notes. As of September 30, 2001, all notes receivable were paid in full.

Common Stock

     The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2001, 20,061,095 shares of common stock were issued and outstanding.

     At September 30, 2001, common stock was reserved for issuance as follows:

Equity Incentive Plan	3,636,871
Employee Stock Purchase Plan	104,585
Exercise of warrants	50,000

3,791,456

At September 30, 2001, the Company held note receivables from three employees totaling $1,044,000. Note receivables from stockholders represent amounts owed to the Company from the exercise of stock options. These full recourse notes are collateralized by common stock.

Convertible Preferred Stock

     The Series A and Series B preferred stock automatically converted into shares of common stock at the conversion price in effect immediately prior to the closing of the Company’s initial public offering. The conversion ratio was three-for-two.

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

Redeemable Convertible Preferred Stock

     On November 24, 1999, the Company authorized 5,500,000 shares of redeemable convertible preferred stock designated as Series C and on December 23, 1999 the Company issued 5,455,255 of these shares at $1.90 per share. The Series C redeemable convertible preferred stock automatically converted into shares of common stock at the conversion price in effect immediately prior to the closing of the Company’s initial public offering. The conversion ratio was one-for-two.

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

1997 Equity Incentive Plan

     The Company’s 1997 Equity Incentive Plan (the Plan) provides for the granting of incentive stock options and nonstatutory stock options as determined by the board of directors. Under the terms of the Plan, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. The exercise price of incentive stock options and nonstatutory stock options granted to an employee or a service provider, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable immediately or may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. No options or warrants were granted to non-employees for the year ended September 30, 2001. All shares that are issued under the Plan are subject to repurchase by the Company at the original exercise price until the underlying options have vested. At September 30, 2001, 789,513 shares issued and exercised under the Plan were subject to repurchase.

     Rights to immediately purchase stock may also be granted under the Plan with terms, conditions, and restrictions determined by the board of directors. Except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2001, no such shares have been granted.

     Information with respect to the Plan is summarized as follows:

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at September 30, 1998	450,750	1,023,000	$0.10
Additional options authorized	1,500,000	—	—
Options granted	(1,177,500)	1,177,500	$0.30
Options exercised	—	(50,625)	$0.08
Options canceled	91,875	(91,875)	$0.14

Balance at September 30, 1999	865,125	2,058,000	$0.20
Additional options authorized	2,195,140	—	—
Options granted	(2,349,375)	2,349,375	$3.11
Options exercised	—	(2,391,625)	$0.85
Options canceled	310,000	(310,000)	$1.28

Balance at September 30, 2000	1,020,890	1,705,750	$3.12
Additional options authorized	1,000,000	—	—
Options granted	(1,740,125)	1,740,125	$14.06
Options exercised	—	(89,769)	$1.06
Options canceled	330,720	(330,720)	$7.31

Balance at September 30, 2001	611,485	3,025,386	$9.01

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2001:

		Options Outstanding		Options Exercisable

			Weighted
		Weighted	Average		Weighted
	Number	Average	Remaining	Number	Average
	Of	Exercise	Contractual Life	Of	Exercise
	Shares	Price	(in years)	Shares	Price

$0.02 - $0.13	167,725	$0.07	6.52	167,725	$0.07
$0.23 - $0.70	326,350	$0.65	8.03	326,350	$0.65
$1.00 - $2.00	348,998	$1.56	8.40	348,997	$1.56
$4.00 - $6.00	428,688	$4.90	8.64	428,688	$4.90
$9.63 - $11.64	319,700	$10.53	9.26	190,500	$10.35
$11.80 - $13.97	141,600	$12.44	9.57	50,750	$12.59
$14.00 - $14.00	367,500	$14.00	9.38	0	$0.00
$14.13 - $15.01	185,200	$14.57	9.48	0	$0.00
$15.05 - $15.05	461,625	$15.05	9.78	2,252	$15.05
$15.20 - $16.56	278,000	$16.13	6.91	2,625	$15.50

Total	3,025,386			1,517,887

     The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions: a risk-free interest rate of 4.00% for 2001, 6.00% for 2000 and 5.50% for 1999, no dividend yield for all years, expected stock price volatility of 80% for 2001, 2000 and 1999 and a weighted average expected option life of five years for all years.

The options’ weighted average fair value, which is the value assigned to the options under SFAS 123, was $10.11, $1.71 and $0.08 for options granted during 2001, 2000 and 1999, respectively.

For purposes of SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for the Company’s stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss would have been increased to the following approximate SFAS 123 amounts.

	Years ended September 30,

	2001	2000	1999

Net loss — as reported	$(2,054)	$(15,766)	$(186)
Net loss — SFAS adjusted	$(7,091)	$(16,754)	$(227)
Basic net loss per share — as reported	$(0.11)	$(1.98)	$(0.04)
Basic net loss per share — SFAS adjusted	$(0.38)	$(2.11)	$(0.04)

     The SFAS adjusted impact of options on the net loss for the years ended September 30, 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

2000 Employee Stock Purchase Plan

     In April 2000, the Company’s board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (the Purchase Plan). A total of 200,000 shares of common stock has been reserved for issuance under this plan. On each October 1, starting in 2001, the number of shares will be automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the board of directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000 and offering periods will end on March 31 and September 30 of each year following.

     The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant’s compensation, at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or the end of each offering period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 of stock per year.

Warrants

     In February 1999, the Company issued a warrant to purchase 25,000 shares of Series B convertible preferred stock at $2.40 per share in connection with professional services. The warrant vests over four years and expires February 21, 2004. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s Series B convertible preferred stock of $2.40, a risk-free interest rate of 5.16%, a volatility factor of 80% and a life of five years. The fair value of the warrant was approximately $124,000 at September 30, 1999. The vesting period of this warrant was amended in November 1999 such that the warrant became fully vested at that time. Accordingly, the warrant was remeasured in November 1999 at a fair value of $159,000 and the Company expensed the unamortized portion. This warrant was exercised in fiscal 2001.

     In July 1999, the Company issued a warrant to purchase 7,500 shares of common stock at $0.70 per share in connection with professional services. The warrant vests over four years and expires on July 15, 2004. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock of $7.66, a risk-free interest rate of 5.92%, a volatility factor of 80% and a life of five years. At September 30, 1999 the fair value of the warrant was approximately $43,200. The vesting period of the warrant was amended in November 1999 such that the warrant became fully vested at that time. Accordingly, the warrant was remeasured in November 1999 at a fair value of $54,000, and the Company expensed the unamortized portion. This warrant was exercised in fiscal 2001.

     In June 2000, the Company entered into a license agreement with Credence and its wholly-owned subsidiary, Fluence Technology, under which the Company licenses from Fluence memory built-in self test logic for integration into the Company’s compilers. In exchange for this license, the Company issued a warrant to purchase 50,000 shares of common stock at $4.00 per share to Credence and its affiliates. The Company determined the fair value of the warrant, using the Black-Scholes valuation model. The fair value of the warrant was approximately $422,000. In addition, the Company will pay Fluence Technology royalties on sales of its products that incorporate their technology.

Stock-Based Compensation

     During the years ended September 30, 2000 and 1999, the Company issued stock options to employees with exercise prices that it believed represented the fair value of the options. Subsequent to the commencement of the Company’s initial public offering process, the Company reevaluated the fair value of its stock options. Accordingly, in connection with such stock option grants, during the years ended September 30, 2000 and 1999, the Company recorded deferred stock-based compensation of $14.6 million and $2.9 million, respectively. This deferred compensation represents the excess of the fair value of the common stock on the date of grant over the exercise price. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms that result in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four.

Common Stock Valuation

     In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with such stock option grants, during the years ended September 30, 2001, 2000 and 1999, the Company recorded a non-cash charge for stock-based compensation of $6.3 million, $6.8 million and $701,000, respectively. Included in the stock-based compensation for fiscal 2001, is a one-time, non-cash charge, totaling $194,000, related to the transfer of tax liability from employer to employee in connection with employee stock options granted to employees in the United Kingdom under a non-approved plan. In connection with warrants, during the years ended September 30, 2000 and 1999, the Company recorded non-cash charges of $731,000 and $11,000, respectively.

Note 5. Line of Credit

     During July 1999, the Company entered into a line of credit with a financial institution, which expired during July 2000. The line of credit was limited such that the Company could not borrow in excess of $3,000,000 or 80% of eligible receivables. Borrowings under the line of credit bore interest at the bank’s prime rate plus 1% per annum (9.25% at September 30, 1999) and were subject to the Company’s compliance with certain financial covenants. The line of credit was secured by all the rights, title of the assets and intellectual property of the Company. As of September 30, 2001 and 2000, no amount was outstanding on the line of credit and as of September 30, 1999, the Company had approximately $1,000,000 outstanding under the line of credit.

     In connection with the line of credit agreement, the Company issued a warrant for 30,000 shares of Series C preferred stock (see Note 4). The warrant was exercisable at any time prior to its expiration on July 28, 2004. Upon the closing of the Series C preferred stock round in December 1999, the Company determined the fair value of the warrant using the Black-Scholes valuation model assuming an exercise price of the Series C preferred stock of $1.90, a risk free interest rate of 6.22%, a volatility factor of 80%, and a life of five years. The resulting value of $103,000 is being amortized to expenses over the term of the line of credit. As of September 30, 2000, as a result of the expiration of the line of credit, the Company had amortized the entire amount. This warrant was exercised in fiscal 2001.

Note 6. Related Party Transactions

     The Company has sold products and services to certain companies that are also stockholders of Virage Logic Corporation. All transactions were conducted at arm’s length. Sales to these stockholders amounted to $227,500 and $450,500, for the years ended September 30, 2000 and 1999, respectively. Included in these amounts are $227,500 and $67,500 received for compiler development services provided to a related party for the years ended September 30, 2000 and 1999, respectively. No sales to stockholders were made for the year ended September 30, 2001, and there were no accounts receivable due from these stockholders as of September 30, 2001.

     The Company sold software totaling $200,000 to Atmos Corporation, in which the Company has a 17.5% equity interest. Management believes the rates and terms of the agreement are comparable with those entered into with independent third parties.

Note 7. Agreements with Foundries

     The Company has entered into agreements with TSMC, UMC and Chartered, third-party semiconductor foundries, under which the Company has agreed to develop memory compilers for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2001 and 2000, royalty revenues were $1,037,000 and $88,000, respectively.

     Under two separate agreements with one of the foundries, TSMC, TSMC has contracted to pay the Company licensing fees for embedded memory compilers. The Company has recorded $955,000 and $945,000 of revenue for such services for the years ended September 30, 2001 and 2000, respectively.

Note 8. Income Taxes

     The provision for income taxes for the years ended September 30, 2001 and 2000 consists of the following:

	Year Ended September 30,

	2001	2000	1999

Current:
Federal	$1,631,000	$689,000	$355,000
State	207,000	151,000	1,000
Foreign	44,000	39,000	58,000
Deferred:
Federal	53,000	(586,000)	(260,000)
State	4,000	—	—
Foreign	—	—	—

Total	$1,939,000	$293,000	$154,000

     Provision for income taxes are computed by applying the federal statutory rate of 35% for 2001 and 2000 and 34% for 1999 to income before taxes.

	Year Ended September 30,

	2001	2000	1999

Provision at statutory rate	$(39,000)	$(1,825,000)	$(11,000)
Stock-based compensation	1,810,000	2,312,000	238,000
R&D credit	(54,000)	(201,000)	(94,000)
Future benefits not currently recognized	(242,000)	—	—
Current year net operating losses and/or temporary differences for which no tax benefit is recognized	—	(275,000)	(55,000)
Other	250,000	143,000	18,000
State taxes	47,000	100,000	—
Foreign taxes	167,000	39,000	58,000

Total	$1,939,000	$293,000	$154,000

     Significant components of the Company’s deferred tax assets are as follows:

	Year Ended September 30,

	2001	2000

Deferred tax assets:
Deferred revenue	$489,000	$719,000
Compensation accrual	160,000	292,000
Other accruals/reserves not currently deductible	209,000	125,000
Depreciation	5,000	—
Credits	—	96,000

Total deferred tax assets	863,000	1,232,000
Valuation allowance	—	(242,000)

Net deferred tax assets	863,000	990,000
Deferred tax liabilities:
Depreciation	—	(130,000)
Other	(73,000)	(14,000)

Net deferred tax assets	$790,000	$846,000

     The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2000 based on availability of taxable income in the carryback periods for federal purposes. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that the valuation allowance does not continue to be necessary. We have used all of our net operating loss carryforwards.

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

     Revenues by geographic region were as follows:

	Year Ended September 30,

	2001	2000	1999

Revenues:
United States	$17,521,000	$9,806,000	$5,393,000
Canada	1,058,000	2,937,000	2,148,000
Japan	2,999,000	2,441,000	1,970,000
Taiwan	2,828,000	2,329,000	—
Europe	6,722,000	1,400,000	—
Other	635,000	753,000	78,000

Total	$31,763,000	$19,666,000	$9,589,000

     Long-lived assets are located primarily in North America with insignificant amounts held at our foreign locations. The Company has only one product line, therefore disclosure by product groupings is not available.

Note 10. Acquisition of Assets

     On December 1, 1999, the Company purchased Mentor Graphics Corporation’s (MGC) Physical Libraries Business for 150,000 shares of the Company’s Series C preferred stock valued at approximately $638,250. In addition, the Company assumed MGC’s license arrangements with customers of the Physical Libraries Business resulting in an obligation of approximately $210,000. The transaction was accounted for as a purchase and the Company recorded intangible assets of approximately $353,250, $269,000 and $27,000 related to the goodwill, workforce and the customer list, respectively. The goodwill, assembled workforce and customer list are being amortized over three years. Additionally, as part of the purchase agreement with MGC, the Company is committed to purchase $1,000,000 of software licenses through June 30, 2001. The Company has fulfilled this commitment, and the licenses are being amortized over three years.

     For the years ended September 30, 2001 and 2000, amortization of the intangible assets was $216,000 and $162,000, respectively.

Note 11. Fiscal Year 2001 Bonus Plans

Fiscal Year 2001 Executive Variable Incentive Pay Plan

     In November 2000, the Company’s board of directors approved the adoption of the Virage Logic Fiscal Year 2001 Executive Variable Incentive Pay Plan (the VIP Plan). The VIP Plan limits eligibility to employees at the president, vice president and director levels. Payments to participants in the VIP Plan are based on the Company’s fiscal year 2001 revenue and operating results as compared to the planned results. Eligible participants may receive additional compensation of 15% to 50% of base salary, depending on the Company’s financial results.

Fiscal Year 2001 Employee Bonus Program

     For fiscal year 2001, the Company approved the bonus program for its United States employees, other than sales and marketing employees and participants in the Fiscal Year 2001 Executive Variable Incentive Pay Plan. Under this program, up to 10% of pretax operating profits before deductions for deferred compensation are distributed quarterly.

     For the years ended September 30, 2001 and 2000, approximately $960,000 and $343,000 of compensation was expensed under all of the Company’s bonus plans.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Issues

Changes in Accountants

     Previously reported in a current report on Form 8-K filed on September 19, 2001 (file number 000-31089).

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2001.

     The information required by this item concerning our executive officers and family relationships is incorporated by reference in the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”

     The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Holders—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2001.

Item 11.  Executive Compensation

     The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2001.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a)	Index to Consolidated Financial Statements:

(1)	Report of PricewaterhouseCoopers LLP, Independent Accountants

(2)	Report of Ernst & Young LLP, Independent Accountants

(3)	Consolidated Balance Sheets

(4)	Consolidated Statements of Operations

(5)	Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(6)	Consolidated Statements of Cash Flows

(7)	Notes to Consolidated Financial Statements

       Index to Financial Statement Schedules:

(1)	Schedule II Valuation and Qualifying Accounts

(b)	Reports on Form 8-K:

       Current Report on Form 8-K filed on September 19, 2001

(c)	Exhibits:

Exhibit
Number	Description Of Document
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)
10.2	Form of Option Agreement under 1997 Equity Incentive Plan
10.3	2000 Employee Stock Purchase Plan, as amended(4)
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Joint Marketing and Technical Support Agreement between Chartered Semiconductor Manufacturing Ltd. and Virage Logic dated as of November 14, 1997(1)#
10.12	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.13	Memorandum of Understanding for Jointly-Developed 1T-SRAM Technology Memory Compilers between Virage Logic and Mosys, Inc. dated July 1, 1999(1)#
10.14	Memorandum of Understanding for Custom-Touch 1T-SRAM Memory Compiler for TSMC 0.18mm and 0.15mm Logic Process between Taiwan Semiconductor Manufacturing Co. Ltd., Mosys, Inc. and Virage Logic(1)#

Exhibit
Number	Description Of Document
10.15	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.16	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.17	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.18	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.19	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.20	Employment Offer Letter to Vincent Ratford dated February 1, 1998(1)*
10.21	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.22	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.23	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.24	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.25	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.26	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.27	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*
10.28	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan*
10.29	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001
10.30	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).
(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.
(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 19th day of December, 2001.

VIRAGE LOGIC CORPORATION

By:	/s/ Adam A. Kablanian

Adam A. Kablanian President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam A. Kablanian Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2001

/s/ James R. Pekarsky James R. Pekarsky	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2001

/s/ Richard Elkus, Jr. Richard Elkus, Jr.	Director	December 19, 2001

/s/ Michael Hackworth Michael Hackworth	Director	December 19, 2001

/s/ Alexander Shubat Dr. Alexander Shubat	Vice President, Chief Technical Officer, Secretary and Director	December 19, 2001

/s/ Michael Stark Michael Stark	Director	December 19, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description Of Document

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)
10.2	Form of Option Agreement under 1997 Equity Incentive Plan
10.3	2000 Employee Stock Purchase Plan, as amended(4)
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Joint Marketing and Technical Support Agreement between Chartered Semiconductor Manufacturing Ltd. and Virage Logic dated as of November 14, 1997(1)#
10.12	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.13	Memorandum of Understanding for Jointly-Developed 1T-SRAM Technology Memory Compilers between Virage Logic and Mosys, Inc. dated July 1, 1999(1)#
10.14	Memorandum of Understanding for Custom-Touch 1T-SRAM Memory Compiler for TSMC 0.18mm and 0.15mm Logic Process between Taiwan Semiconductor Manufacturing Co. Ltd., Mosys, Inc. and Virage Logic(1)#
10.15	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.16	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.17	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.18	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.19	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.20	Employment Offer Letter to Vincent Ratford dated February 1, 1998(1)*
10.21	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.22	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.23	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.24	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.25	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.26	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.27	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*
10.28	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan*
10.29	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001

Exhibit
Number	Description Of Document

10.30	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

VIRAGE LOGIC CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

Allowance for Doubtful Accounts
Year ended September 30, 1999	$—	$43	$—	$43
Year ended September 30, 2000	$43	$19	$—	$62
Year ended September 30, 2001	$62	$142	$—	$204