Form 10-Q
period 2001-12-31
VIRAGE LOGIC CORP
filed 2002-02-13
CIK 1050776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending December 31, 2001

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

                                 Yes [X] No [ ]

As of January 31, 2002 there were 20,196,720 shares of the Registrant's Common Stock outstanding.

                            VIRAGE LOGIC CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                Page
                                                                                ----
PART I - Financial Information

ITEM 1 -- Financial Statements
        Condensed Consolidated Balance Sheets as of  December 31, 2001
           and September 30, 2001..........................................       3
        Condensed Consolidated Statements of  Operations for the
           three months ended December 31, 2001 and 2000...................       4
        Condensed Consolidated Statements of Cash Flows for the
           three months ended December 31, 2001 and 2000 ..................       5
        Notes to Condensed Consolidated Financial Statements ..............       6
ITEM 2 -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................      10
ITEM 3 -- Quantitative and Qualitative Disclosures about Market Risk.......      25

PART II - Other Information

ITEM 1 -- Legal Proceedings................................................      26
ITEM 2 -- Changes in Securities and Use of Proceeds........................      26
ITEM 3 -- Defaults upon Senior Securities..................................      26
ITEM 4 -- Submission of Matters to a Vote of Security Holders..............      26
ITEM 5 -- Other Information................................................      26
ITEM 6 -- Exhibits and Reports on Form 8-K.................................      26

Signatures.................................................................      27

                            VIRAGE LOGIC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                     December 31,    September 30,
                                                                        2001            2001
                                                                     ------------    -------------
ASSETS                                                               (unaudited)         (1)
Current assets:
  Cash and cash equivalents ....................................      $  34,594       $  27,868
  Investments ..................................................         19,966          24,800
  Accounts receivable, net .....................................         12,889           9,874
  Costs in excess of related billings on uncompleted
     contracts .................................................            612             572
  Prepaid expenses and other ...................................          1,578           1,579
  Taxes receivable .............................................            517           1,582
                                                                      ---------       ---------
      Total current assets .....................................         70,156          66,275
  Property, equipment and leasehold improvements, net ..........          5,071           4,810
  Intangible assets, net .......................................            216             270
  Deferred tax assets ..........................................            831             790
  Long-term investments ........................................          5,284           5,284
  Other long-term assets .......................................            228             370
                                                                      ---------       ---------
      Total assets .............................................      $  81,786       $  77,799
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................      $     379       $     399
  Accrued payroll and related expenses .........................          1,994           1,595
  Accrued expenses .............................................          1,206           1,194
  Deferred revenue .............................................          2,002           1,046
  Current portion of capital lease obligations .................            196             240
  Income taxes payable .........................................            615               3
                                                                      ---------       ---------
      Total current liabilities ................................          6,392           4,477
Long-term portion of capital lease obligations .................              4               5
                                                                      ---------       ---------
      Total liabilities ........................................          6,396           4,482
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 150,000,000 at December 31, 2001
     and September 30, 2001,
    Issued and outstanding shares -- 20,137,512 and
    20,061,095 at December 31, 2001 and September 30, ..........             20              20
     2001, respectively
  Additional paid-in capital ...................................         96,991          96,855
  Accumulated other comprehensive income .......................             38             109
  Notes receivable from stockholders ...........................           (259)         (1,044)
  Deferred stock-based compensation ............................         (2,507)         (3,398)
  Accumulated deficit ..........................................        (18,893)        (19,225)
                                                                      ---------       ---------
      Total stockholders' equity ...............................         75,390          73,317
                                                                      ---------       ---------
      Total liabilities and stockholders' equity ...............      $  81,786       $  77,799
                                                                      =========       =========

(1)     Derived from audited financial statements

           See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                             Three Months Ended
                                                                December 31,
                                                            ----------------------
                                                              2001          2000
                                                            --------      --------
Revenue:
  License ............................................         9,294         6,319
  Royalties ..........................................           353           275
                                                            --------      --------
Revenues .............................................      $  9,647      $  6,594
Cost of revenues (exclusive of amortization of
  deferred stock compensation of $195 and $519,
  respectively) ......................................         1,924         1,488
                                                            --------      --------
      Gross profit ...................................         7,723         5,106
Operating expenses:
  Research and development (exclusive of
  amortization of deferred stock compensation of
  $287 and $782, respectively ........................         2,840         2,242
  Sales and marketing (exclusive of amortization
  of deferred stock compensation of $254 and
  $509, respectively .................................         2,509         1,459
  General and administrative (exclusive of
  amortization of deferred stock compensation of
  $104 and $324, respectively ........................         1,025           929
  Stock-based compensation ...........................           840         2,134
                                                            --------      --------
      Total operating expenses .......................         7,214         6,764
                                                            --------      --------
Operating income (loss) ..............................           509        (1,658)
Interest income and other expense, net ...............           438           989
                                                            --------      --------
Income (loss) before taxes ...........................           947          (669)
Income tax provision .................................           615           615
                                                            --------      --------
Net income (loss) ....................................      $    332      $ (1,284)
                                                            ========      ========

Basic and diluted net income (loss) per share ........      $   0.02      $  (0.07)
                                                            ========      ========
Shares used in computing per share amounts:
   Basic .............................................        19,326        18,628
                                                            ========      ========
   Diluted ...........................................        20,607        18,628
                                                            ========      ========


           See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                          Three Months Ended
                                                                            December 31,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
OPERATING ACTIVITIES
  Net income (loss) .............................................      $    332       $ (1,284)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Provision for doubtful accounts ...........................            89             --
      Depreciation and amortization .............................           791            530
      Amortization of intangible asset ..........................            54             54
      Amortization of stock-based compensation ..................           840          2,134
    Changes in operating assets and liabilities:
         Accounts receivable ....................................        (3,104)            (7)
         Costs in excess of related billings on uncompleted
          contracts .............................................           (40)           (16)
         Taxes Receivable .......................................         1,065             --
         Deferred tax assets ....................................           (41)            --
         Prepaid expenses and other .............................             1           (279)
         Other assets ...........................................           142            102
         Accounts payable .......................................           (20)           433
         Accrued payroll and related expenses ...................           399            119
         Accrued expenses .......................................            12            296
         Deferred revenue .......................................           956           (415)
         Income taxes payable ...................................           612            484
                                                                       --------       --------
 Net cash provided by operating activities ......................         2,088          2,151
INVESTING ACTIVITIES

 Purchase of property, plant and equipment ......................        (1,052)          (913)
 Purchase of short-term investments .............................          (237)            --
 Proceeds from maturities of investments ........................         5,000             --
                                                                       --------       --------
 Net cash provided by (used) in investing activities ............         3,711           (913)
FINANCING ACTIVITIES

 Net proceeds from issuance of common stock .....................           187            184
 Repayment from stockholders ....................................           785             --
 Principal payments on capital lease obligations ................           (45)           (99)
                                                                       --------       --------
 Net cash provided by financing activities ......................           927             85

Net increase in cash and cash equivalents .......................         6,726          1,323
Cash and cash equivalents at beginning of period ................        27,868         58,596
                                                                       --------       --------
Cash and cash equivalents at end of the period ..................      $ 34,594       $ 59,919
                                                                       ========       ========


            See notes to condensed consolidated financial statements.

                            VIRAGE LOGIC CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Virage Logic Corporation (the "Company") for the year ended September 30, 2001, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission, Registration No. 000-31089.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Virage Logic International. Intercompany balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 2. SEGMENT INFORMATION

The Company operates in one business segment, the sale of semiconductor intellectual property for the memory elements of systems-on-a-chip, which it sells to fabless semiconductor companies as well as integrated device manufacturers.

Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information and overall materiality considerations.

Revenues by geographic region were as follows (in thousands):


                               THREE MONTHS ENDED
                                  DECEMBER 31,
                               ------------------
                                2001        2000
                               ------      ------
Revenues:
 United States ..........      $4,190      $3,026
 Japan ..................         463       1,106
 Taiwan .................       1,345         776
 Canada .................       2,091         603
 Europe .................       1,458         552
 Other ..................         100         531
                               ------      ------
     Total ..............      $9,647      $6,594
                               ======      ======


NOTE 3. COMPREHENSIVE INCOME (LOSS)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components. Total comprehensive income was not materially different from net income incurred for the three months ended December 31, 2001.

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

The following table presents the computation of basic and diluted net income
(loss) per share applicable to common stockholders (in thousands, except per share amounts):


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------
Net income (loss) .....................................      $    332       $ (1,284)
                                                             ========       ========
Basic:
 Weighted average shares of common stock
  outstanding .........................................        20,088         19,910
 Less weighted average shares subject to
  repurchase ..........................................          (762)        (1,282)
                                                             --------       --------
Shares used in computing basic net income (loss)
  per share ...........................................        19,326         18,628
                                                             ========       ========
Diluted:
Employee stock options and unvested common
  stock outstanding ...................................           560             --
Unvested exercised options ............................           687             --
Unexercised warrants ..................................            34             --
Shares used in computing diluted net income (loss)
  per share ...........................................        20,607         18,628
                                                             ========       ========
Net income (loss) per share:
  Basic ...............................................      $   0.02       $  (0.07)
                                                             ========       ========
  Diluted .............................................      $   0.02       $  (0.07)
                                                             ========       ========


NOTE 5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company's annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues No. 00-14, No. 00-25 and No.

00-22 "Accounting for Points and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." The Company is currently assessing the impact of the adoption of these issues on its financial position and results of operations.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after this date will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. As the Company has not completed any business combinations through December 31, 2001, the Company believes that these standards will not have a material impact on its financial position or operating results.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties including those set forth below under "Risk Factors" that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15-20 of the Company's Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission on December 19, 2001.

OVERVIEW

        Virage Logic provides embedded memory in the form of semiconductor intellectual property for systems-on-a-chip integrated circuits. These chips are used in communications equipment, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our memories are optimized for our customers' manufacturing processes and are pre-tested through actual manufacture of silicon chips at third-party foundries.

        Revenues consist of license fees for our memories, standard and custom memory compilers, software development tools and royalties from certain third-party semiconductor foundries on their sales of silicon chips manufactured for our fabless customers. Licensing of our intellectual property involves a sales cycle of three to six months. Our memories and compilers can be customized for our customers' specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompanies a master license agreement. Milestone deliveries generally occur over three to six months as various phases of product development and/or services are completed.

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

        Support revenues related to standard and custom memory compilers are recognized ratably over the term of the agreement for all agreements entered into after October 1, 2001. For agreements recorded in periods prior to the first quarter of fiscal 2002, support revenues were not deferred over the term of the license agreement but rather, recorded up front with an estimated cost of support accrued at the time license revenue was recognized. The increasing complexity of our products, associated with the decreasing geometries and the greater number of processes for each geometry, and the expected increase in estimated support costs resulted in the deferral of support revenues.

        Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries to pay royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues for the three months ended December 31, 2001 totaled $353,000 as compared to $275,000 in the first quarter of fiscal 2001. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to incorporate our embedded memories into their design and manufacture and bring to market a product incorporating our memories.

        For the three months ended December 31, 2001, no individual customer accounted for 10% or more of total revenues. For the three months ended December 31, 2000, Atmel, IBM, Metalink, MMC Networks, PMC-Sierra, Philips, TSMC and Toshiba, each generated between 5% and 16% of our revenues. Collectively, these companies represented 65% of total revenues for that period.

        We continue to increase our direct sales force in the United States and Europe, while in Japan and the rest of Asia, we use both indirect sales through distributors, as well as direct sales through sales representatives. Sales to customers located outside the United States accounted for 57% of our revenues for the three months ended December 31, 2001. All revenues to date have been denominated in U.S. dollars.

        Since our inception in November 1995, cost of revenues and other expense categories have progressively increased as we add personnel and increase the level of our business activities. We intend to continue making significant expenditures associated with research and development, sales and marketing and general and administrative activities, and expect that costs of revenues and these expenses will continue to be a significant percentage of revenues in future periods.

        We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock at the date of grant and the exercise price of such options. The aggregate deferred stock-based compensation at December 31, 2001 was $2.5 million. This amount is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended December 31, 2001, net of cancellations, was approximately $840,000. We anticipate that the amortization of stock-based compensation for options granted through December 31, 2001 will equal approximately $1.7 million in 2002, $0.7 million in 2003 and $0.1 million in 2004.

RESULTS OF OPERATIONS

        The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:


                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                         ------------------------
                                           2001            2000
                                         --------        --------
Revenue:
   License ........................          96.3%           95.8%
   Royalties ......................           3.7             4.2
                                         --------        --------
Revenues ..........................         100.0           100.0

Cost of revenues ..................          19.9            22.6
                                         --------        --------
Gross profit ......................          80.1            77.4
Operating expenses:
  Research and development ........          29.4            34.0
  Sales and marketing .............          26.0            22.1
  General and administrative ......          10.6            14.1
  Stock-based compensation ........           8.7            32.4
                                         --------        --------
Total operating expenses ..........          74.7           102.6
                                         --------        --------
Operating income (loss) ...........           5.4           (25.2)
Interest and other expenses .......           4.5            15.0
Income tax provision ..............          (6.4)           (9.3)
                                         --------        --------
Net income (loss) .................           3.5%          (19.5)%
                                         ========        ========


THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

        Revenues. Revenues increased 46% to $9.6 million from $6.6 million for the three months ended December 31, 2001 and 2000, respectively. The increase in revenues for the three months ended December 31, 2001 is primarily due to continued migration to the 0.13 micron embedded memory technologies by our customers, introduction of two new types of memory compilers to our area, speed and power (ASAP) product line, an additional CAM product and the introduction of the STAR(TM) Memory System. We have seen increased revenues from the U.S., Canada, and Europe for the three months ended December 31, 2001 over the same period last fiscal year, associated with our increased sales forces in these geographies. In addition, the Company received royalty revenues from a third party foundry totaling $353,000 for the three months ended December 31, 2001, up from $275,000 for the same period last fiscal year.

        Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 51% to $7.7 million from $5.1 million for the three months ended December 31, 2001 and 2000, respectively. The increase in gross profit is primarily attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $195,000 and $519,000 of amortization of stock-based compensation for the three months ended December 31, 2001 and 2000, respectively.

        Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 27% to $2.8 million for the three months ended December 31, 2001 from $2.2 million for the same period last fiscal year. The increase in research and development expense was primarily due to the increase in the number of employees involved in research and development as we expanded into three new product lines and the development of the 0.13 and 0.10 micron embedded memory technologies. Increasing also is depreciation related to capital spending for both computer hardware and software. Research and development expense excludes $287,000 and $782,000 of amortization of stock-based compensation for the three months ended December 31, 2001 and 2000, respectively.

        Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion and other associated costs. Sales and marketing expense increased 72% to $2.5 million for the three months ended December 31, 2001 from $1.5 million for the same period last fiscal year. The increase in sales and marketing expense was due to hiring additional personnel, increased commissions, advertising costs, seminar costs and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our sales force and target new customers for our technologies. Sales and marketing expense excludes $254,000 and $509,000 of amortization of stock-based compensation for the three months ended December 31, 2001 and 2000, respectively.

        General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 10% to $1.0 million for the three months ended December 31, 2001 from $929,000 for the same period last fiscal year. The increase in general and administrative expense was primarily due to increased personnel, professional fees and an increase in the allowance for doubtful accounts. General and administrative expense excludes $104,000 and $324,000 of amortization of stock-based compensation for the three months ended December 31, 2001 and 2000, respectively.

        Stock-Based Compensation. With respect to the grant of stock options to employees, the Company has aggregate deferred stock-based compensation of approximately $2.5 million and $7.8 million for the three months ended December 31, 2001 and 2000, respectively. The amount of deferred stock-based compensation is presented as a reduction of stockholders' equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The Company amortized $840,000 and $2.1 million during the three months ended December 31, 2001 and 2000, respectively.

        Interest Income. Interest income decreased to $440,000 for the three months ended December 31, 2001 from $1.0 million for the same period last fiscal year. This decrease was due to lower interest rates.

        Interest and Other Expense. Interest and other expenses decreased to $2,000 for the three months ended December 31, 2001 from $24,000 for the same period last fiscal year. This decrease was the result of the repayment of the outstanding balance under capital lease lines offset by refunds received from prior periods activities.

        Income Tax Provision. The provision for income taxes was approximately $615,000 for the three months ended December 31, 2001 and 2000, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations from inception to December 31, 2001 from license and royalty revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the $50.7 million net proceeds from the Company's initial public offering and simultaneous private placement completed in August 2000. Net income for the three months ended December 31, 2001 was $332,000. At December 31, 2001, the Company had $34.6 million in cash and cash equivalents, an increase of $6.7 million from cash held at the end of last fiscal year. The increase in cash balances at December 31, 2001 was primarily due to the maturity of a short-term government security investment. Operations were funded from revenues received.

        The Company has outstanding obligations under capital lease lines, with payments due through June 2003. At December 31, 2001, $200,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

        Net cash provided by operating activities was $2.1 million for the first three months of fiscal 2002. Net cash provided by operating activities resulted from net income of $332,000 adjusted for non-cash charges associated with the amortization of stock-based compensation and depreciation and amortization, a decrease in taxes receivable, increases in deferred revenue and income taxes payable, offset by an increase in accounts receivable. The increase in accounts receivable at December 31, 2001 resulted from increased quarterly revenues and from delays in payments due to holiday shutdowns.

        Net cash provided by investing activities was $3.7 million for the first three months of fiscal 2002. Net cash provided by investing activities was due to the maturity of a short-term government security investment, offset by the acquisitions of property and equipment. We intend to purchase approximately $4.6 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2002.

        Net cash provided by financing activities was $927,000 for the first three months of fiscal 2002. Net cash provided by financing activities is primarily due to the repayment of borrowings by stockholders and proceeds from the issuance of common stock.

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

        - the timing and completion of milestones under customer agreements;

        -       the impact of competition on license revenues or royalty rates;

        - the cyclical nature of the semiconductor industry and the general economic environment; and

        - changes in development schedules, research and development expenditure levels and product support by us and our customers.

        As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors make it difficult for us to accurately predict our revenues and may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

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

        In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and the U.S. economy is facing an economic slowdown that involves lower levels of expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers' operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our embedded memories and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property and embedded memories have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

PROBLEMS ASSOCIATED WITH INTERNATIONAL BUSINESS OPERATIONS COULD AFFECT OUR ABILITY TO LICENSE OUR INTELLECTUAL PROPERTY.

        Sales to customers located outside the United States accounted for 55% of our revenues in fiscal 2001 and between 44% to 50% of our revenues in the fiscal years 1998 to 2000. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

        - managing foreign distributors and sales partners and sharing revenues with such third parties;

        -       staffing and managing foreign branch offices;

        -       political and economic instability;

        - greater difficulty in collecting account receivables resulting in longer collection periods;

        -       foreign currency exchange fluctuations;

        -       changes in tax laws and tariffs;

        - compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

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

OUR INTERNATIONAL OPERATIONS MAY BE ADVERSELY AFFECTED BY INSTABILITY IN THE COUNTRIES IN WHICH WE OPERATE

        We recently established a subsidiary in Israel, and we expect to continue expanding our direct sales force in Europe. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel has recently faced an increased level of violence and terror and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

        - changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting intellectual property, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia, and to otherwise conduct business effectively in Armenia;

        - our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of violence and terror and our employees working and visiting in Israel may be affected by terrorist attacks;

        - our Israeli customers' demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

GENERAL ECONOMIC CONDITIONS AND RECENT TERRORIST ATTACKS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS

        As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania and the anthrax-related terrorist attacks could further contribute to the slowdown in the U.S. economy. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain embedded memories, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

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

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL WHO ARE CRITICAL TO THE SUCCESS OF OUR BUSINESS.

        We believe that one of our significant competitive advantages is the size and quality of our engineering team. Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are "at will" and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel, would make it difficult for us to develop and market our technologies.

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

WE MAY NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US AND, IF RAISED, MAY DILUTE OUR STOCKHOLDERS' OWNERSHIP INTEREST IN US.

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

WE MAY HAVE DIFFICULTY SUSTAINING PROFITABILITY AND MAY EXPERIENCE LOSSES IN THE FUTURE.

        During the quarter ended December 31, 2001, we recorded net income of $332,000. This was our second profitable quarter on a reported (GAAP) basis. In order to sustain profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

        We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. We believe that future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

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

        We adopted the American Institute of Certified Public Accountants' Statement of Position, or SOP, 97-2, "Software Revenue Recognition," as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We implemented these provisions as of October 1, 1999. In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business, such as employee stock option grants may adversely affect our reported financial results.

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

        We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $20.0 million at December 31, 2001 consists of instruments with original maturities of 90 days to one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        10.31   Virage Logic Corporation 2002 Equity Incentive Plan

        10.32 Form of Notice of Grant of Stock Option under the Virage Logic Corporation 2002 Equity Incentive Plan

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 13, 2002       VIRAGE LOGIC CORPORATION

                               /s/ Adam A. Kablanian
                               --------------------------------------------
                               ADAM A. KABLANIAN
                               President, Chief Executive Officer
                               and Chairman of the Board

                               /s/ James R. Pekarsky
                               --------------------------------------------
                               JAMES R. PEKARSKY
                               Vice President, Finance and Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


10.31     Virage Logic Corporation 2002 Equity Incentive Plan

10.32     Form of Notice of Grant of Stock Option under the Virage Logic
          Corporation 2002 Equity Incentive Plan