Form 10-Q
period 2002-03-31
VIRAGE LOGIC CORP
filed 2002-05-15
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

46501 Landing Parkway
Fremont, California 94538
(Address of principal executive offices)

(510) 360-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No  ____

As of April 30, 2002 there were 20,290,236 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

INDEX

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	September 30,
	2002	2001

		(1)
ASSETS
Current assets:
Cash and cash equivalents	$37,838	$27,868
Short-term investments	9,885	24,800
Accounts receivable, net	13,167	9,874
Costs in excess of related billings on uncompleted contracts	573	572
Prepaid expenses and other	1,416	1,579
Taxes receivable	710	1,582

Total current assets	63,589	66,275
Property, equipment and leasehold improvements, net	5,781	4,810
Intangible assets, net	162	270
Deferred tax assets	877	790
Long-term investments	12,284	5,284
Other long-term assets	428	370

Total assets	$83,121	$77,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534	$399
Accrued payroll and related expenses	2,152	1,595
Accrued expenses	897	1,194
Deferred revenue	1,896	1,046
Current portion of capital lease obligations	153	240
Income taxes payable	5	3

Total current liabilities	5,637	4,477
Long-term portion of capital lease obligations	2	5

Total liabilities	5,639	4,482
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at March 31, 2002 and September 30, 2001, respectively
Issued and outstanding shares — 20,280,991 and 20,061,095 at March 31, 2002 and September 30, 2001, respectively	20	20
Additional paid-in capital	97,810	96,855
Accumulated other comprehensive income	(78)	109
Notes receivable from stockholders	(94)	(1,044)
Deferred stock-based compensation	(1,795)	(3,398)
Accumulated deficit	(18,381)	(19,225)

Total stockholders’ equity	77,482	73,317

Total liabilities and stockholders’ equity	$83,121	$77,799

(1)	Derived from audited financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue:
License	$10,239	$7,179	$19,533	$13,498
Royalties	408	422	761	697

Revenues	10,647	7,601	20,294	14,195
Cost of revenues (exclusive of amortization of deferred stock compensation of $172, $345, $367 and $864, respectively)	2,175	1,402	4,099	2,890

Gross profit	8,472	6,199	16,195	11,305
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $239, $563, $526 and $1,345, respectively)	3,028	2,287	5,868	4,529
Sales and marketing (exclusive of amortization of deferred stock compensation of $214, $492 $468 and $1,001, respectively)	2,716	1,996	5,225	3,455
General and administrative (exclusive of amortization of deferred stock compensation of $87, $299, $191 and $623, respectively)	1,105	1,212	2,130	2,141
Stock-based compensation	712	1,699	1,552	3,833

Total operating expenses	7,561	7,194	14,775	13,958

Operating income (loss)	911	(995)	1,420	(2,653)
Interest income and other expense, net	260	802	698	1,791

Income (loss) before taxes	1,171	(193)	2,118	(862)
Income tax provision	659	508	1,274	1,123

Net income (loss)	$512	$(701)	$844	$(1,985)

Basic net income (loss) per share	$0.03	$(0.04)	$0.04	$(0.11)

Diluted net income (loss) per share	$0.02	$(0.04)	$0.04	$(0.11)

Shares used in computing per share amounts:
Basic	19,624	18,774	19,475	18,801
Diluted	21,194	18,774	20,872	18,801

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,

	2002	2001

Operating activities
Net income (loss)	$844	$(1,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	139	—
Depreciation and amortization	1,685	1,183
Amortization of intangible asset	108	108
Consulting expense related to options granted	34	—
Amortization of stock-based compensation	1,552	3,833
Changes in operating assets and liabilities:
Accounts receivable	(3,432)	(2,911)
Costs in excess of related billings on uncompleted contracts	(1)	(324)
Prepaid expenses and other	265	(333)
Taxes Receivable	872	—
Deferred tax assets	(87)	—
Other assets	(58)	102
Accounts payable	135	583
Accrued payroll and related expenses	557	231
Accrued expenses	(297)	374
Deferred revenue	850	1,140
Income taxes payable	2	285

Net cash provided by operating activities	3,168	2,286
Investing activities
Purchase of property, plant and equipment	(2,656)	(2,425)
Purchase of investments	(17,222)	(24,051)
Proceeds from maturities of investments	24,950	—

Net cash provided by (used) in investing activities	5,072	(26,476)
Financing activities
Net proceeds from issuance of common stock	870	578
Repayment from stockholders	950	449
Principal payments on capital lease obligations	(90)	(174)

Net cash provided by financing activities	1,730	853
Net increase in cash and cash equivalents	9,970	(23,337)
Cash and cash equivalents at beginning of period	27,868	58,596

Cash and cash equivalents at end of the period	$37,838	$35,259

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 below.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Virage Logic Corporation (the “Company”) for the year ended September 30, 2001, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission, Registration No. 000-31089.

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

Note 2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the effective date of the Company’s initial public offering must be included in the calculation of basic and diluted net income (loss) per common share as if they had been outstanding for all periods presented.

Basic income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

Diluted income per share is computed using the weighted average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock subject to repurchase using the treasury stock method.

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net income (loss)	$512	$(701)	$844	$(1,985)

Basic:
Weighted average shares of common stock outstanding	20,228	19,906	20,158	19,922
Less weighted average shares subject to repurchase	(604)	(1,132)	(683)	(1,121)

Shares used in computing basic net income (loss) per share	19,624	18,774	19,475	18,801

Diluted:
Employee stock options and unvested common stock outstanding	960	—	720	—
Unvested exercised options	560	—	625	—
Unexercised warrants	38	—	36	—
Employee stock purchase plan	12	—	16	—
Shares used in computing diluted net income (loss) per share	21,194	18,774	20,872	18,801

Net income (loss) per share:
Basic	$0.03	$(0.04)	$0.04	$(0.11)

Diluted	$0.02	$(0.04)	$0.04	$(0.11)

Note 3. Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components. Total comprehensive income (loss) was not materially different from net income (loss) incurred for the three and six month periods ended March 31, 2002 and 2001.

Note 4. Segment Information

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

Revenues by geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:
North America	$6,238	$5,038	$12,519	$9,204
EMEA	3,221	1,340	4,679	1,572
Asia Pacific	1,188	1,223	3,096	3,419

Total	$10,647	$7,601	$20,294	$14,195

For the three months ended March 31, 2002, Tower Semiconductor and Toshiba generated 10% and 17% of revenues, respectively.

Note 5. Recently Issued Accounting Pronouncements

In accordance with Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. At March 31, 2002 the Company had a net intangible balance of $162,000 related to goodwill, workforce and customer list purchased on December 1, 1999. In connection with the adoption of SFAS No. 142, the Company determined that there was no impairment of goodwill.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

Note 6. Subsequent Events

The Company announced its intention to acquire In-Chip Systems, Inc. pursuant to a definitive agreement for a total purchase price of less than $20 million in stock and cash. This acquisition, if consummated, will be accounted for as a purchase and is expected to close by the end of May 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties including those set forth below under “Risk Factors” that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15-20 of the Company’s Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission on December 19, 2001.

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

     License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations to perform, the fee is fixed or determinable and collectibility is probable. License revenues for certain software development tools are recorded ratably over the maintenance term as vendor-specific objective evidence of fair value for the maintenance portion of the revenues does not exist. License revenues on custom memory compilers are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For such licenses, we determine our progress-to-

completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, no such loss provision has been necessary.

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

     Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries which require them to pay royalties on their sales of silicon chips manufactured for our fabless customers. Royalty revenues for the three months ended March 31, 2002 totaled $408,000 as compared to $422,000 in the second quarter of fiscal 2001. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to incorporate our embedded memories into their design and manufacture and bring to market a product incorporating our memories. We believe that product output by our foundry partners is improving and hence, our royalties should continue to trend upward slightly as the economy improves.

     For the three months ended March 31, 2002, Tower Semiconductor, Toshiba, and Conexant each generated between 8% and 17% of our revenues. Collectively, these companies represented 35% of total revenues for that period. For the three months ended March 31, 2001, Level One, Philips, TSMC, and Vitesse each generated between 5% and 39% of our revenues. Collectively, these companies represented 57% of total revenues for that period.

     We continue to increase our direct sales force in the United States, Europe and Japan, while also maintaining the use of distributors in Japan and the rest of Asia. Sales to customers located outside the United States accounted for 47% and 52% of our revenues for the three and six months ended March 31, 2002, respectively. All revenues to date have been denominated in U.S. dollars.

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

     We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options to employees. These charges are recorded based on the difference between the deemed fair value of the common stock at the date of grant and the exercise price of such options. The aggregate deferred stock-based compensation at March 31, 2002 was

$1.8 million. This amount is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization of deferred stock-based compensation for the three months ended March 31, 2002, net of cancellations, was approximately $712,000. We anticipate that the amortization of stock-based compensation for options granted through March 31, 2002 will equal approximately $1.0 million in 2002, $0.7 million in 2003 and $0.1 million in 2004.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, accounts receivable, valuation of long-lived assets and investments and income taxes.

Revenue recognition

     Our revenues are derived from licenses of our semiconductor intellectual property, which includes memories, standard and custom memory compilers and software development tools. Standard memory compilers and software development tools include a license of software and related maintenance services. Custom memory compilers typically include a license of software, maintenance services and customization of the software for the customer’s specific applications.

     For each arrangement, we determine whether persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining Company obligations on our part, the fee is fixed or determinable, and collectibility is probable. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met.

     Standard memory compiler and software development tool arrangements include either a perpetual license with maintenance (telephone and email support and the rights to unspecified upgrades on a when-and-if available basis) or a term license with maintenance. We recognize the license fees for perpetual licenses upon the delivery of the compiler or software and the maintenance ratably over the maintenance period. Revenue is recognized using the residual method for valuation of the components of the sale. Accordingly, vendor specific objective evidence for maintenance revenue is determined based on the stated renewal rate on each contract. For term licenses accompanied by maintenance, we recognize the entire arrangement fee ratably over the term of the license.

     Revenues from custom memory compilers involve customization to the functionality of the software and are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until acceptance is met.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues.

     Royalties are calculated based on production volumes of wafers containing silicon chips utilizing our intellectual property. Royalty revenue is generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. The amount of royalty revenue is computed on either a rate per-chip or rate per-wafer basis depending upon the terms in the respective license agreements.

Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Valuation of Long-Lived Assets and Investments

     We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows from such assets and investments. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Based on our assessments, management believes no impairment of assets has occurred in the current period.

Income taxes

     Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences result in deferred tax assets and liabilities. Carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need for additional valuation allowances on a quarterly basis. Management believes current valuation allowance levels are appropriate based on our assessments.

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue:
License	96.2%	94.4%	96.3%	95.1%
Royalties	3.8	5.6	3.7	4.9

Revenues	100.0	100.0	100.0	100.0
Cost of revenues	20.4	18.4	20.2	20.4

Gross profit	79.6	81.6	79.8	79.6
Operating expenses:
Research and development	28.4	30.1	28.9	31.9
Sales and marketing	25.5	26.3	25.7	24.3
General and administrative	10.4	15.8	10.5	15.1
Stock-based compensation	6.7	22.4	7.7	27.0

Total operating expenses	71.0	94.6	72.8	98.3

Operating income (loss)	8.6	(13.0)	7.0	(18.7)
Interest and other expenses	2.4	10.6	3.4	12.6
Income tax provision	(6.2)	(6.8)	(6.2)	(7.9)

Net income (loss)	4.8%	(9.2)%	4.2%	(14.0)%

Three and Six Months Ended March 31, 2002 and 2001

     Revenues. Revenues increased 40% to $10.6 million from $7.6 million for the three months ended March 31, 2002 and 2001, respectively. Revenues increased 43% to $20.3 million from $14.2 million for the six months ended March 31, 2002 and 2001, respectively. The increase in revenues is primarily due to continued migration to the 0.13 micron embedded memory technologies by our customers, emerging sales related to the 0.10 micron embedded memory technology and the introduction of the NOVeA family of non-volatile embedded memory products. We have seen increased revenues from the North America and EMEA regions for the three months ended March 31, 2002 over the same period last fiscal year, associated with our increased sales forces and continuing market penetration in these geographies. In addition, the Company received royalty revenues from third party foundries totaling $408,000 and $422,000 for the three months ended March 31, 2002 and 2001, respectively, and $761,000 and $697,000 for the six months ended March 31, 2002 and 2001, respectively.

     Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 37% to $8.5 million from $6.2 million for the three months ended March 31, 2002 and 2001, respectively. Gross profit increased 43% to $16.2 million from $11.3 million for the six months ended March 31, 2002 and 2001, respectively. These increases in gross profit are primarily attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $172,000 and $345,000 of amortization of stock-based compensation for the three months ended March 31, 2002 and 2001, respectively, and $367,000 and $864,000 for the six months ended March 31, 2002 and 2001, respectively.

     Research and Development Expense. Research and development expense includes personnel and other costs associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 32% to $3.0 million for the three months ended March 31, 2002 from $2.3 million for the same period last fiscal year. Research and development expense increased 30% to $5.9 million for the six months ended March 31, 2002 from $4.5 million for the same period last fiscal year. The increase in research and development expense was primarily due to the increase in the number of employees involved in research and development related to the 0.10 micron and NOVeA embedded memory technologies and all of the product offerings related to these two product families. Also increasing is depreciation related to capital spending for both computer hardware and software. We anticipate that research and development expense will continue to increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $239,000 and $563,000 of amortization of stock-based compensation for the three months ended March 31, 2002 and 2001, respectively, and $526,000 and $1,345,000 for the six months ended March 31, 2002, and 2001, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion and other associated costs. Sales and marketing expense increased 36% to $2.7 million for the three months ended March 31, 2002 from $2.0 million for the same period last fiscal year. Sales and marketing expense increased 51% to $5.2 million for the six months ended March 31, 2002 from $3.5 million for the same period last fiscal year. The increase in sales and marketing expense was due to hiring additional personnel, advertising and promotional costs, seminar costs and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $214,000 and $492,000 of amortization of stock-based compensation for the three months ended March 31, 2002 and 2001, respectively, and $468,000 and $1,001,000 for the six months ended March 31, 2002 and 2001, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense decreased 9% to $1.1 million for the three months ended March 31, 2002 from $1.2 million for the same period last fiscal year. General and administrative expense stayed consistent at $2.1 million for the six months ended March 31, 2002 and 2001. The decrease in general and administrative expense was primarily due to decreased professional service costs. General and administrative expense excludes $87,000 and $299,000 of amortization of stock-based compensation for the three months ended March 31, 2002 and 2001, respectively, and $191,000 and $623,000 for the six months ended March 31, 2002 and 2001, respectively.

     Stock-Based Compensation. With respect to the grant of stock options to employees, the Company has aggregate deferred stock-based compensation of approximately $1.8 million for the period ended March 31, 2002 and $3.4 million for the period ended September 30, 2001. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The Company amortized, net of cancellations, $712,000 and $1.7 million during the three months ended March 31,

2002 and 2001, respectively, and amortized $1.6 million and $3.8 million during the six months ended March 31, 2002 and 2001, respectively.

     Interest Income and Other Expenses. Interest income decreased to $273,000 for the three months ended March 31, 2002 from $828,000 for the same period last fiscal year. This decrease was due to continued lower interest rates. Interest and other expenses decreased to $13,000 for the three months ended March 31, 2002 from $26,000 for the same period last fiscal year. This decrease was primarily the result of the continuing repayment of the outstanding balances under capital lease lines.

     Income Tax Provision. The provision for income taxes was $659,000 and $508,000 for the three months ended March 31, 2002 and 2001, respectively. The provision for income taxes was approximately $1.3 million and $1.1 million for the six months ended March 31, 2002 and 2001, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes.

Liquidity and Capital Resources

     The Company has financed its operations from inception to March 31, 2002 from license and royalty revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the $50.7 million net proceeds from the Company’s initial public offering and simultaneous private placement completed in August 2000. Net income for the three months ended March 31, 2002 was $512,000. Net income for the six months ended March 31, 2002 was $844,000. At March 31, 2002, the Company had $37.8 million in cash and cash equivalents, an increase of $10.0 million from cash held at September 30, 2001. The increase in cash balances at March 31, 2002 was primarily due to the maturity of short-term government security investments. Operations were funded from revenues received. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash provided by operating activities was $3.0 million for the first six months of fiscal 2002. Net cash provided by operating activities resulted from net income of $844,000 adjusted for non-cash charges associated with the amortization of stock-based compensation and depreciation and amortization, a decrease in taxes receivable, an increase in deferred revenue, offset by an increase in accounts receivable. The increase in accounts receivable at March 31, 2002 resulted from increased quarterly revenues. Although accounts receivable increased, our days sales outstanding for the quarter ended March 31, 2002 was at 111 days, showing an improvement over 120 days from the prior quarter. We plan to continue working to improve our days sales outstanding over the next couple of quarters.

     Net cash provided by investing activities was $5.1 million for the first six months of fiscal 2002. Net cash provided by investing activities was due to the maturity of short-term government security investments, offset by the purchase of short-term and long-term government investments and acquisitions of property and equipment. We intend to purchase approximately $2.5 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2002.

     Net cash provided by financing activities was $1.7 million for the first six months of fiscal 2002. Net cash provided by financing activities is primarily due to the repayment of borrowings by stockholders and proceeds from the issuance of common stock.

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

     The Company has outstanding obligations under capital lease lines, with payments due through June 2003. At March 31, 2002, $155,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

     Aggregate future minimum lease payments under capital leases and operating leases as of March 31, 2002 are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
2002	$177	$480
2003	2	595
2004	—	213
2005	—	117
2006	—	126
Thereafter	—	402

Total minimum lease and principal payments	179	$1,933

Less: Amount representing interest	(24)

Present value of future lease payments	155
Less: Current portion of capital lease obligations	(153)

Long-term portion of capital lease obligations	$2

     In conjunction with the potential acquisition of In-Chip Systems, Inc., as stated in Note 6 of the notes to the unaudited condensed consolidated financial statements, further commitment of cash of $5.5 to $8.5 million may be required to be paid over time.

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

     Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our intellectual property;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	changes in development schedules, research and development expenditure levels and product support by us and our customers; and

•	historically, we have experienced a trend toward closing more product orders, and therefore, a higher percentage of revenue shipments, in the last month of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations.

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

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and the U.S. economy has yet to rise out of an economic slowdown that involves lower levels of expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our embedded memories and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property and embedded memories have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our intellectual property.

     Sales to customers located outside the United States accounted for 52% of our revenues for the six month period ended March 31, 2002, 55% of our revenues in fiscal 2001 and between 44% to 50% of our revenues in the fiscal years 1998 to 2000. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

General economic conditions and recent terrorist attacks may reduce our revenues and harm our business

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. The September 11, 2001 terrorist attacks in New York City, Washington, D.C. and Pennsylvania and the anthrax-related terrorist attacks also contributed to the slowdown in the U.S. economy. In addition, the unrest in Israel and the Middle East may negatively impact the investments our worldwide customers make in this geographic region. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain embedded memories, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

If we are unsuccessful in increasing our royalty-based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. For the six months ended March 31, 2002 and 2001, we recorded approximately $761,000 and $697,000, respectively, of royalty revenues. Beginning with our Custom-Touch STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

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

     We have been dependent on a relatively small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the six months ended March 31, 2002, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues for a total of 56% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them.

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

     During the quarter ended March 31, 2002, we recorded net income of $512,000. This was our third profitable quarter on a reported (GAAP) basis. In order to sustain profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 138 full-time employees at September 30, 2000 to 202 full-time employees at September 30, 2001 to 240 full-time employees at March 31, 2002. We have continued to increase our international presence and have increased substantially the number of our customers. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $XX million at March 31, 2002 consists of instruments with original maturities of 90 days to fifteen months. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

PART II — OTHER INFORMATION

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

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on February 8, 2002. Out of 20,140,823 shares of Common Stock (as of the record date of January 4, 2002) entitled to vote at the meeting, a total of 17,350,887 shares were represented at the Annual Meeting. The stockholders approved the following proposals:

     (a)  Election of Alexander Shubat and Michael Stark as Class II directors until the 2005 Annual Meeting of Stockholders and until their successors are elected. The vote for nominated directors was as follows:

Nominee	In Favor	Withheld

Alexander Shubat	15,796,556	1,554,331
Michael Stark	17,322,987	27,900

     (b)  Approve the adoption of the Virage Logic Corporation 2002 Equity Incentive Plan. There were 11,514,390 votes in favor, 4,374,703 votes against, 350 abstentions and 1,460,094 broker non-votes.

     (c)  Ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending September 30, 2002. There were 15,658,136 votes in favor, 150 votes against and 150 abstentions.

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian ADAM A. KABLANIAN President, Chief Executive Officer and Chairman of the Board

/s/ James R. Pekarsky JAMES R. PEKARSKY Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)