Form 10-Q
period 2002-06-30
VIRAGE LOGIC CORP
filed 2002-08-14
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0416232 (IRS Employer Identification No.)

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

Yes   [X]      No   [   ]

As of July 31, 2002 there were 20,873,727 shares of the Registrant’s Common Stock outstanding.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 99.1
EXHIBIT 99.2

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2002	2001

		(1)
ASSETS
Current assets:
Cash and cash equivalents	$51,910	$27,868
Short-term investments	3,001	24,800
Accounts receivable, net	13,911	9,874
Costs in excess of related billings on uncompleted contracts	546	572
Prepaid expenses and other	1,773	1,579
Taxes receivable	710	1,582

Total current assets	71,851	66,275
Property, equipment and leasehold improvements, net	5,531	4,810
Intangible assets, net	3,630	270
Goodwill	9,782	—
Deferred tax assets	831	790
Long-term investments	—	5,284
Other long-term assets	427	370

Total assets	$92,052	$77,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703	$399
Accrued payroll and related expenses	2,715	1,595
Accrued expenses	1,496	1,194
Note payable to shareholder	1,500	—
Deferred revenue	3,044	1,046
Current portion of capital lease obligations	131	240
Income taxes payable	311	3

Total current liabilities	9,900	4,477
Long-term portion of capital lease obligations	—	5
Deferred tax liabilities	1,365	—
Other liabilities	1,000	—

Total liabilities	12,265	4,482
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at June 30, 2002 and September 30, 2001, respectively
Issued and outstanding shares — 20,862,140 and 20,061,095 at June 30, 2002 and September 30, 2001, respectively	20	20
Additional paid-in capital	109,024	96,855
Accumulated other comprehensive income	(8)	109
Notes receivable from stockholders	(94)	(1,044)
Deferred stock-based compensation	(4,770)	(3,398)
Accumulated deficit	(24,385)	(19,225)

Total stockholders’ equity	79,787	73,317

Total liabilities and stockholders’ equity	$92,052	$77,799

     (1) Derived from audited financial statements

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License	$11,798	$8,319	$31,331	$21,817
Royalties	435	164	1,196	861

Revenues	12,233	8,483	32,527	22,678
Cost of revenues (exclusive of amortization of deferred stock compensation of $287, $284, $654 and $1,148, respectively)	2,463	1,698	6,562	4,588

Gross profit	9,770	6,785	25,965	18,090
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $416, $408, $942 and $1,753, respectively)	3,575	2,440	9,443	6,969
Sales and marketing (exclusive of amortization of deferred stock compensation of $363, $388, $831 and $1,389, respectively)	3,115	2,320	8,340	5,775
General and administrative (exclusive of amortization of deferred stock compensation of $141, $192, $332 and $815, respectively)	1,206	1,148	3,336	3,289
Stock-based compensation	1,207	1,272	2,759	5,105
In-process research and development	1,100	—	1,100	—

Total operating expenses	10,203	7,180	24,978	21,138

Operating income (loss)	(433)	(395)	987	(3,048)
Interest income and other expense, net	250	678	948	2,469
Impairment of investment	(5,284)	—	(5,284)	—

Income (loss) before taxes	(5,467)	283	(3,349)	(579)
Income tax provision	537	586	1,811	1,709

Net loss	$(6,004)	$(303)	$(5,160)	$(2,288)

Basic and diluted net loss per share	$(0.30)	$(0.02)	$(0.27)	$(0.12)

Shares used in computing per share amounts:
Basic and diluted	20,039	18,954	19,355	18,726

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,

	2002	2001

Operating activities
Net loss	$(5,160)	$(2,288)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	130	—
Depreciation and amortization	2,896	1,931
Amortization of intangible asset	140	162
Consulting expense related to options granted	136	—
Impairment of investment	5,284	—
Amortization of stock-based compensation	2,759	5,105
Changes in operating assets and liabilities:
Accounts receivable	(3,547)	(3,125)
Costs in excess of related billings on uncompleted contracts	26	(333)
Prepaid expenses and other	132	(2,272)
Taxes receivable	872	(321)
Deferred tax assets	(41)	(560)
Other assets	(42)	97
Accounts payable	7	381
Accrued payroll and related expenses	1,119	424
Accrued expenses	(83)	216
Deferred revenue	1,998	851
Income taxes payable	234	—

Net cash provided by operating activities	6,860	268
Investing activities
Purchase of property, plant and equipment	(3,483)	(2,839)
Purchase of investments	(20,268)	(24,341)
Proceeds from maturities of investments	41,950	—
Acquisition of business, net of cash acquired	(2,919)	—

Net cash provided by (used) in investing activities	15,280	(27,180)
Financing activities
Net proceeds from issuance of common stock	1,066	614
Repayment from stockholders	950	519
Principal payments on capital lease obligations	(114)	(252)

Net cash provided by financing activities	1,902	881
Net increase in cash and cash equivalents	24,042	(26,031)
Cash and cash equivalents at beginning of period	27,868	58,596

Cash and cash equivalents at end of the period	$51,910	$32,565

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 below.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Virage Logic Corporation (the “Company”) for the year ended September 30, 2001, which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission, Registration No. 000-31089.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Virage Logic International and In-Chip Systems, Inc. Intercompany balances and transactions have been eliminated.

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(6,004)	$(303)	$(5,160)	$(2,288)

Basic:
Weighted average shares of common stock outstanding	20,524	19,973	20,281	19,929
Less weighted average shares subject to repurchase	(485)	(1,019)	(926)	(1,203)

Shares used in computing basic and diluted net loss per share	20,039	18,954	19,355	18,726

Basic and diluted net loss per share	$(0.30)	$(0.02)	$(0.27)	$(0.12)

The number of potential common shares that were anti-dilutive was 1,249,000 and 1,727,000 shares for the three and nine months ended June 30, 2002, respectively, and 2,106,000 and 2,331,000 shares for the three and nine months ended June 30, 2001, respectively.

Note 3. Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss) and its components. Total comprehensive income (loss), related primarily to the change in unrealized gains and losses on investments, was not materially different from net income (loss) incurred for the three and nine month periods ended June 30, 2002 and 2001.

Note 4. Segment Information

The Company operates in one business segment, the sale of semiconductor intellectual property for the silicon infrastructure containing memory and logic elements of systems-on-a-chip, which it sells to fabless semiconductor companies as well as integrated device manufacturers.

Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information and overall materiality considerations.

Long-lived assets are located primarily in North America with insignificant amounts held at our foreign locations. The Company has only one product line, therefore disclosure by product groupings is not applicable.

Revenues by geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
North America	$7,119	$5,484	$19,638	$14,688
EMEA	2,837	2,302	7,516	3,914
Asia Pacific	2,277	697	5,373	4,076

Total	$12,233	$8,483	$32,527	$22,678

For the three months ended June 30, 2002, Agere Systems generated 14% of revenues. No other customers generated greater than 10% of revenues during the quarter.

Note 5. Impairment of Investment

During the third quarter of 2002, we determined that the recoverability of our strategic investment was not certain, and the investment was impaired. This resulted in a charge to non-operating expenses of $5.3 million during the third quarter of fiscal 2002.

Note 6. Recently Issued Accounting Pronouncements

In accordance with Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. At June 30, 2002 the Company had a net intangible balance of $162,000 related to goodwill, workforce and customer list purchased on December 1, 1999, $3.5 million related to technology acquired through the acquisition of In-Chip Systems, Inc. (“In-Chip”) and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In connection with the adoption of SFAS No. 142, the Company determined that there was no impairment of goodwill.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and its provisions are to be applied prospectively. The Company does not expect the adoption will have an impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs

to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The Company will adopt SFAS 146 for our fiscal year beginning October 1, 2002 and we do not expect that the adoption will have a material impact on its financial position, results of operation or cash flows.

Note 7. Acquisition

On May 24, 2002, the Company acquired In-Chip Systems, Inc. (“In-Chip”), a privately-held corporation, based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of Virage Logic common stock. The acquisition is expected to strengthen the Company’s position in the semiconductor intellectual property market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition brings to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.

The unaudited pro forma combined financial statements reflect an estimated purchase price of approximately $17.0 million, measured using the average fair market value of Virage Logic’s common stock from May 3, 2002 to May 9, 2002, the five trading days surrounding the date the acquisition agreement with In-Chip was announced, plus the fair value of the options to be issued by Virage Logic in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash payment	$5,500
Fair market value of common stock	8,940
Fair market value of options	1,769
Estimated acquisition costs	825

$17,034

The final purchase price allocation will be determined upon finalization of the closing balance sheet, finalization of estimates for direct acquisition costs and a comprehensive final evaluation of the fair value of all assets and liabilities. The preliminary purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Tangible assets acquired	$2,067
Liabilities assumed	(1,923)
Deferred compensation	3,873
In process research and development	1,100
Intangible assets	3,500

Goodwill	9,782
Deferred tax liability	(1,365)

Total consideration	$17,034

The purchase price includes $5.5 million of cash to be paid out, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders as of June 30, 2002, with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. Deferred compensation recorded in connection with the acquisition will be amortized over the original vesting period of the options assumed.

Tangible assets were valued at their respective carrying amounts as we believe that these amounts approximate their current fair values. The valuation of the acquired intangible assets was based on management’s estimates using a preliminary valuation report prepared by an independent third-party valuation consultant and consists of existing technology. Acquired intangible assets will be amortized over their estimated useful life of 5 to 10 years (weighted-average useful life of 9.5 years). In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products. These cash flows were then discontinued back to their net present value. The projected net cash flows from the projects were based on management's estimates of revenues and operating profits related to the projects.

The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and In-Chip been a consolidated entity during the periods presented. The following unaudited proforma information presents a summary of the results of operations of the Company assuming the acquisition of In-Chip occurred at the beginning of each period presented (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,

	2002	2001	2002	2001

Revenues	$13,703	$8,582	$35,270	$25,659
Net Loss	(5,312)	(1,449)	(7,110)	(4,998)
Basic and diluted EPS	$(0.26)	$(0.07)	$(0.36)	$(0.26)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, business prospects and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties, including our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, business and economic conditions generally and in the semiconductor industry in particular, competition in the market for embedded memories and logic platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risk and uncertainties including those set forth below under “Risk Factors” that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15-20 of the Company’s Form 10-K for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission on December 19, 2001.

Overview

     Virage Logic provides silicon infrastructure in the form of semiconductor IP containing embedded memory and logic elements for systems-on-a-chip integrated circuits. These chips are used in communications equipment, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our memories are optimized for our customers’ manufacturing processes and are pre-tested through actual manufacture of silicon chips at third-party foundries.

     Revenues consist of license fees for our memories, standard and custom memory compilers, software development tools, logic components and royalties from certain third-party semiconductor foundries on their sales of silicon chips manufactured for our fabless customers. Licensing of our intellectual property involves a sales cycle of three to nine months. Our memories, compilers and logic components can be customized for our customers’ specific manufacturing processes and requirements. A custom contract would typically call for milestone payments that are defined in the statement of work and program schedule that accompany a master license agreement. Milestone deliveries generally occur over three to nine months as various phases of product development and/or services are completed.

     Recently we entered into agreements with certain customers that provide for payment of a project fee each time the customer completes a design incorporating our intellectual property. No revenue related to such project fees has been recorded to date.

     License revenues are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, we have no significant remaining obligations to perform, the fee is fixed or determinable and collectibility is probable. License revenues for certain software development tools are recorded ratably over the maintenance term as vendor-specific objective evidence of fair value for the maintenance portion of the revenues does not exist. License revenues on custom memory compilers and fixed price service arrangements are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For such licenses, we determine our progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, no such loss provision has been necessary.

     Support revenues related to our products are recognized ratably over the term of the agreement for all agreements entered into after October 1, 2001. For agreements recorded in periods prior to the first quarter of fiscal 2002, support revenues were not deferred over the term of the license agreement but rather, recorded up front with an estimated cost of support accrued at the time license revenue was recognized. The increasing complexity of our products, associated with the decreasing geometries and the greater number of processes for each geometry, and the expected increase in estimated support costs resulted in the deferral of support revenues.

     Currently, license fees represent a substantial portion of our revenues. We have agreements with certain third-party semiconductor foundries which require them to pay royalties on their sales of silicon chips manufactured for our fabless customers. Beginning with our Customer-Touch STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, our license agreements provide for payment of royalties also by our integrated device manufacturer and fabless customers. Royalty revenues from the foundries for the three and nine months ended June 30, 2002 totaled $435,000 and $1.2 million, respectively, as compared to $164,000 and $861,000 for the three and nine months ended June 30, 2001. The time delays for receiving royalty revenues are due to the typical length of time required for the customer to incorporate our embedded memories into their design and manufacture and bring to market a product incorporating our memories. We believe that product output by our foundry partners is improving and hence, our royalties should continue its slight upward trend.

     For the three months ended June 30, 2002, Agere Systems generated 14% of revenues. No other customers generated revenues of greater than 10% for the quarter. For the three months ended June 30, 2001, Intel Corporation, Philips Semiconductor, and Vitesse Semiconductor each generated between 12% and 19% of our revenues. Collectively, these companies represented 50% of total revenues for that period.

     We continue to increase our direct sales force in the North America, EMEA and Asia Pacific regions, while also maintaining the use of distributors in Japan and the rest of Asia. Sales to customers located outside North America accounted for 42% and 40% of our revenues for the three and nine months ended June 30, 2002, respectively. All revenues to date have been denominated in U.S. dollars.

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

     We have incurred, and will continue to incur, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options and restricted stock to employees. These charges are recorded based on the difference between the deemed fair value of the common stock at the date of grant and the exercise price of such options or purchase price of such restricted stock. The aggregate deferred stock-based compensation at June 30, 2002 was $4.8 million. This amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or stock, generally two to four years. Amortization of deferred stock-based compensation for the three months ended June 30, 2002, net of cancellations, was approximately $1,207,000. We anticipate that the amortization of stock-based compensation for options granted and restricted stock purchased through June 30, 2002 will equal approximately $1.1 million for the remainder of 2002, $2.7 million in 2003, $0.7 million in 2004 and $0.3 million in 2005.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, investments, intangible assets, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following as critical accounting policies to our company: revenue recognition, accounts receivable, valuation of long-lived assets and investments, purchased intangibles, including goodwill, accounting for stock options and income taxes.

Revenue recognition

     Our revenues are derived from licenses of our semiconductor intellectual property, which includes memories, standard and custom memory compilers, software development tools and logic components. Standard memory compilers and software development tools include a license of software and related maintenance services. Custom memory compilers typically include a license of software, maintenance services and customization of the software for the customer’s specific applications. Logic components include licenses of intellectual property and may include customization.

     For each arrangement, we determine whether persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectibility is probable. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met.

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

     Certain agreements include project based fees which require payment to be made when the project is taped out. This revenue stream is dependent on the ability of semiconductor companies to successfully design and manufacture silicon chips.

     Revenues from logic components include licenses of intellectual property and may include service revenues associated with engineering and design services. We recognize the license fees upon contract signing where no delivery is required or upon delivery when required. Service revenues are recognized using the percentage of completion method based on the ratio of costs incurred to the total estimated costs.

     Revenues from custom memory compilers involve customization to the functionality of the software and are recognized using contract accounting over the period that services are performed under the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until the acceptance criteria is met.

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

Valuation of Long-Lived Assets and Investments

     We periodically review the carrying value of our long-lived assets and investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows from such assets and investments. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. During the third quarter of fiscal year 2002, due to the uncertainty surrounding the future recoverability of our investment in Atmos Corporation, the Company recorded an impairment charge for the entire amount of the investment which totaled $5.3 million.

Purchased Intangibles, Including Goodwill

     In accordance with SFAS 144, we will evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill.

Accounting for Stock Options

     We account for outstanding stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as allowed by SFAS No. 123, “Accounting compensation for Stock-Based Compensation” (“SFAS 123”). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock.

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

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License	96.4%	98.1%	96.3%	96.2%
Royalties	3.6	1.9	3.7	3.8

Revenues	100.0	100.0	100.0	100.0
Cost of revenues	20.1	20.0	20.2	20.2

Gross profit	79.9	80.0	79.8	79.8
Operating expenses:
Research and development	29.2	28.8	29.0	30.7
Sales and marketing	25.4	27.3	25.6	25.5
General and administrative	9.9	13.5	10.3	14.5
Stock-based compensation	9.9	15.0	8.5	22.5
In-process R&D	9.0	—	3.4	—

Total operating expenses	83.4	84.6	76.8	93.2

Operating income (loss)	(3.5)	(4.6)	3.0	(13.4)
Interest and other expenses	2.0	8.0	2.9	10.9
Impairment of investment	(43.2)	—	(16.2)	—
Income tax provision	(4.4)	(6.9)	(5.6)	(7.5)

Net loss	(49.1)%	(3.5)%	(15.9)%	(10.0)%

Three and Nine Months Ended June 30, 2002 and 2001

     Revenues. Revenues increased 44% to $12.2 million from $8.5 million for the three months ended June 30, 2002 and 2001, respectively. Revenues increased 43% to $32.5 million from $22.7 million for the nine months ended June 30, 2002 and 2001, respectively. The increase in revenues is primarily due to continued sales of our embedded memory product and its different geometry variations including the continued migration to the 0.13 micron embedded memory technologies by our customers, emerging sales related to the 90 nanometer (nm) embedded memory technology and the expansion of our STAR memory system product family to include the 8M SRAM and reconfigurable variations. We have seen increased revenues from the North America and Asia Pacific regions for the three months ended June 30, 2002 over the same period last fiscal year, associated with our increased sales forces and continuing market penetration in these geographies. In addition, the Company received royalty revenues from third party foundries totaling $435,000 and $164,000 for the three months ended June 30, 2002 and 2001, respectively, and $1.2 million and $861,000 for the nine months ended June 30, 2002 and 2001, respectively.

     Gross Profit. Gross profit is revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocated portion of facilities and equipment expenses. Gross profit increased 44% to $9.8 million from $6.8 million for the three months ended June 30, 2002 and 2001, respectively. Gross profit increased 44% to $26.0 million from $18.1 million for the nine months ended June 30, 2002 and 2001, respectively. These increases in gross profit are primarily attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $287,000 and $284,000 of amortization of stock-based compensation for the three months ended June 30, 2002 and 2001, respectively, and $654,000 and $1.1 million for the nine months ended June 30, 2002 and 2001, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expenses, software maintenance, patent amortization and depreciation associated with the development of successive generations of embedded memory technologies and of new technologies. Research and development expense increased 47% to $3.6 million for the three months ended June 30, 2002 from $2.4 million for the same period last fiscal year. Research and development expense increased 36% to $9.4 million for the nine months ended June 30, 2002 from $7.0 million for the same period last fiscal year. The increase in research and development expense was primarily due to the increase in the number of employees involved in research and development related to the variations within the 90 nm, STAR memory system and NOVeA embedded memory technologies product offerings. Also increasing is depreciation related to capital spending for both computer hardware and software and software maintenance fees for software technology used in the development of our products. We anticipate that research and development expense will continue to increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $416,000 and $408,000 of amortization of stock-based compensation for the three months ended June 30, 2002 and 2001, respectively, and $942,000 and $1.8 million for the nine months ended June 30, 2002, and 2001, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel, commissions, advertising, promotion and other associated costs. Sales and marketing expense increased 34% to $3.1 million for the three months ended June 30, 2002 from $2.3 million for the same period last fiscal year. Sales and marketing expense increased 44% to $8.3 million for the nine months ended June 30, 2002 from $5.8 million for the same period last fiscal year. The increase in sales and marketing expense was due to hiring additional personnel, advertising and promotional costs and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $363,000 and $388,000 of amortization of stock-based compensation for the three months ended June 30, 2002 and 2001, respectively, and $831,000 and $1.4 million for the nine months ended June 30, 2002 and 2001, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased 5% to $1.2 million for the three months ended June 30, 2002 from $1.1 million for the same period last fiscal year. General and administrative expense increased 1% to $3.3 million for the nine months ended June 30, 2002 from $3.3 million for the same period last fiscal year. The increase in general and administrative expense was primarily due to increased professional service costs, principally for legal advisory and accounting services. General and administrative expense excludes $141,000 and $192,000 of amortization of stock-based compensation for the three months ended June 30, 2002 and 2001, respectively, and $332,000 and $815,000 for the nine months ended June 30, 2002 and 2001, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, the Company has aggregate deferred stock-based compensation of approximately $4.8 million for the period ended June 30, 2002 and $3.4 million for the period ended September 30, 2001. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or stock, generally two to four years. The Company amortized, net of cancellations, $1.2 million and $1.3 million during the three months ended June 30, 2002 and 2001, respectively, and amortized $2.8 million and $5.1 million during the nine months ended June 30, 2002 and 2001, respectively.

     Interest Income and Other Expenses. Interest income decreased to $261,000 for the three months ended June 30, 2002 from $696,000 for the same period last fiscal year. This decrease was due to continued lower interest rates. Interest and other expenses decreased to $11,000 for the three months ended June 30, 2002 from $18,000 for the same period last fiscal year. This decrease was primarily the result of the continuing repayment of the outstanding balances under capital lease lines.

     Income Tax Provision. The provision for income taxes was $537,000 and $586,000 for the three months ended June 30, 2002 and 2001, respectively. The provision for income taxes was approximately $1.8 million and $1.7 million for the nine months ended June 30, 2002 and 2001, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes.

Liquidity and Capital Resources

     The Company has financed its operations from inception to June 30, 2002 from license and royalty revenue, through the issuance of notes and preferred stock, borrowing under capital leases and the $50.7 million net proceeds from the Company’s initial public offering and simultaneous private placement completed in August 2000. Net loss for the three months ended June 30, 2002 was $6.0 million. Net loss for the nine months ended June 30, 2002 was $5.2 million. At June 30, 2002, the Company had $51.9 million in cash and cash equivalents, an increase of $24.0 million from cash held at September 30, 2001. The increase in cash balances at June 30, 2002 was primarily due to the maturity of short-term government security investments. Operations were funded from revenues received. We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash provided by operating activities was $6.9 million for the first nine months of fiscal 2002. Net cash provided by operating activities resulted from net loss of $5.2 million adjusted for non-cash charges associated with the amortization of stock-based compensation, charge for the impairment of investment, depreciation and amortization, a decrease in taxes receivable, an increase in accrued payroll and related expenses, an increase in deferred revenue partially offset by an increase in accounts receivable. The increase in accounts receivable at June 30, 2002 resulted from increased quarterly revenues. Although accounts receivable increased, our days sales outstanding for the quarter ended June 30, 2002 was at 102 days, showing an improvement over 111 days from the prior quarter. We plan to continue to work days sales outstanding down over the next couple of quarters.

     Net cash provided by investing activities was $15.3 million for the first nine months of fiscal 2002. Net cash provided by investing activities was due to the maturity of short-term government security investments, offset by the acquisition of a business, purchase of short-term and long-term government investments and acquisitions of property and equipment. We intend to purchase approximately $1.0 million of additional capital assets, primarily computer equipment and software, during the remainder of fiscal 2002.

     Net cash provided by financing activities was $1.9 million for the first nine months of fiscal 2002. Net cash provided by financing activities is primarily due to the repayment of borrowings by stockholders and proceeds from the issuance of common stock.

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

     The Company has outstanding obligations under capital lease lines, with payments due through June 2003. At June 30, 2002, $131,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

     Aggregate future minimum lease payments under capital leases and operating leases as of June 30, 2002 are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
2002	$146	$488
2003	—	578
2004	—	217
2005	—	174
2006	—	184
Thereafter	—	648

Total minimum lease and principal payments	146	$2,289

Less: Amount representing interest	(15)

Present value of future lease payments	131
Less: Current portion of capital lease obligations	(131)

Long-term portion of capital lease obligations	$—

     In July 2002, the Company signed an initial contract to purchase a building in the Republic of Armenia. The total cost of the building and certain renovations is approximately $1.7 million. The Company plans to use the building as office space for its engineering and design center based in Yerevan.

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

     Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our intellectual property;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	changes in development schedules, research and development expenditure levels and product support by us and our customers; and

•	historically, we have recorded a significant portion of our quarterly revenues in the last month of a quarter as a result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations.

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

     Sales to customers located outside the United States accounted for 48% of our revenues for the nine month period ended June 30, 2002, 55% of our revenues in fiscal 2001 and between 44% to 50% of our revenues in the fiscal years 1998 to 2000. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of intellectual property rights in some countries; and

•	obtaining governmental approvals for certain technologies.

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

Our international operations may be adversely affected by instability in the countries in which we operate.

     We currently have a subsidiary in Israel and Germany, and we expect to continue expanding our direct sales force in Europe. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel has recently faced an increased level of violence and terror, India is experiencing an increased level of violence and tension with its neighboring country, Pakistan and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting intellectual property, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia, and to otherwise conduct business effectively in Armenia;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks;

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

General economic conditions and recent terrorist attacks may reduce our revenues and harm our business

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the continued economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, the unrest in Israel and the Middle East may negatively impact the investments our worldwide customers make in this geographic region. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain embedded memories, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

If we are unsuccessful in increasing our royalty based and project based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. For the nine months ended June 30, 2002 and 2001, we recorded approximately $1.2M and $861,000, respectively, of royalty revenues. Beginning with our Custom-Touch STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, the cyclical nature of the semiconductor industry that affect the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

     Recently we have entered into agreements with certain customers that provide for a payment of a project fee each time the customer completes a design incorporating our intellectual property. No revenue related to project fees has been recorded to date. This revenue stream is dependent on the ability of semiconductor companies to successfully design and manufacture silicon chips.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

     Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our intellectual property to that customer. In addition, purchase of our products is usually made in connection with new design starts, which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of software licenses. We may also spend substantial time and management attention on potential licenses that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues.

     We have been dependent on a relatively small number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the nine months ended June 30, 2002, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no single customer generated more than 10% of our revenues. In fiscal 1999, ATI Technologies, MMC Networks, National Semiconductor and Toshiba each generated between 10% and 18% of our revenues for a total of 56% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them.

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

     We may have difficulty achieving and sustaining profitability and may experience additional losses in the future.

     During the quarter ended June 30, 2002, we recorded a net loss of $6.0 million. After reporting three consecutive profitable quarters (GAAP basis), several non-operating factors including an in-process research and development charge and deferred compensation expenses associated with the acquisition of In-Chip Systems, Inc. and an impairment charge associated with a strategic investment caused us to report a net loss for the fiscal third quarter and nine months period. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 138 full-time employees at September 30, 2000 to 202 full-time employees at September 30, 2001 to 272 full-time employees at June 30, 2002. We have continued to increase our international presence, have increased substantially the number of our customers and have acquired In-Chip Systems, Inc. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.

     We have recently acquired In-Chip Systems, Inc., and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. The In-Chip acquisition as well as other future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of the business of In-Chip and of other acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners of In-Chip and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $3.0 million at June 30, 2002 consists of instruments with original maturities of less than 90 days. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

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

     On May 24, 2002, we acquired In-Chip Systems, Inc. (“In-Chip”). In connection with this acquisition, we issued a total of 528,547 shares of common stock to the In-Chip shareholders. There were no underwriters employed in connection with this issuance, and the issuance was exempt from registration under Rule 506, promulgated under the Securities Act of 1933.

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     On March 1, 2002 Raj Singh joined the Company as Vice President Worldwide Sales and on May 24, 2002, following the completion of the acquisition of In-Chip Systems, Inc., Tushar Gheewala joined the Company as Vice President SoC Logic Platforms.

     On April 11, 2002 Vincent F. Ratford, the Company's Vice President of Business Development and Marketing, resigned from his duties as an executive officer of the Company.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits:

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(1)

10.32	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan*

10.33	Promissory Note granted by Raj Singh on March 12, 2002*

10.34	Employment Offer Letter to Tushar Gheewala dated May 23, 2002*

10.35	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.#

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Virage Logic's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.
* Indicates management contract or compensatory plan, contract or arrangement.
# Confidential treatment requested.

(b)	Reports on Form 8-K:
A Form 8-K was filed on June 7, 2002, and Form 8-K/A filed on August 7, 2002, under Item 2, to disclose the acquisition of In-Chip Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian ADAM A. KABLANIAN President, Chief Executive Officer and Chairman of the Board

/s/ James R. Pekarsky JAMES R. PEKARSKY Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(1)

10.32	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan*

10.33	Promissory Note granted by Raj Singh on March 12, 2002*

10.34	Employment Offer Letter to Tushar Gheewala dated May 23, 2002*

10.35	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.#

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Virage Logic's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.
* Indicates management contract or compensatory plan, contract or arrangement.
# Confidential treatment requested.