Form 10-K
period 2002-09-30
VIRAGE LOGIC CORP
filed 2002-12-16
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________.

Commission file number 000-31089

Virage Logic Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0416232 (I.R.S. Employer Identification Number)

47100 Bayside Parkway, Fremont, California 94538
(Address of principal executive offices)

Registrants’ telephone number, including area code: (510) 360-8000

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $.001 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by a check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

     Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of November 30, 2002 was approximately $100 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s Common Stock outstanding as of November 30, 2002 was 20,971,173.

Documents incorporated by reference

     Portions of the registrant’s proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Virage Logic Corporation
Index to
Annual Report on Form 10-K
For Year Ended September 30, 2002

i

PART I

Item 1. Business

General

     Virage Logic Corporation provides application-optimized semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and design tools that are silicon proven and production ready. With the recent addition of the logic products to our semiconductor IP platform, our goal is to offer our customers additional components of semiconductor IP for their system-on-a-chip design and to position the company to capture additional “real estate” on the chip. We believe this will enable us to pursue greater market opportunities. These various forms of intellectual property are utilized by our customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. Our semiconductor intellectual property consists of (1) embedded memories and logic elements, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, and (4) software development tools that can be used to build memory compilers. We also provide custom design services. Our customers include leading fabless semiconductor companies such as ATI Technologies, AMCC, PMC-Sierra, TranSwitch, and Vitesse Semiconductor, as well as leading integrated device manufacturers such as Agere, Conexant, IBM, Infineon, Intel, NEC, Philips Electronics, Sony, STMicroelectronics and Toshiba.

     We develop our logic elements, memories and compilers to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, that these companies rely on to manufacture the silicon chips for their products. We also pre-test our products before their release on the market by having actual chips containing our semiconductor IP produced by third-party foundries, so that we can provide our customers with test data and assurance that chips produced using our intellectual property will be manufacturable, while producing optimal silicon wafer yields. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies, these include Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Company (UMC), Chartered Semiconductor Manufacturing (Chartered) and Tower Semiconductor, Ltd. (Tower). Because our customers do not need to deal with design issues concerning manufacturing processes when they use our intellectual property, our customers can have shorter design time for new product development and can reduce design and manufacturing costs.

Corporate Information

     We incorporated in California on November 27, 1995. We reincorporated in Delaware on July 25, 2002. Our principal executive offices are located at 47100 Bayside Parkway, Fremont, California 94538. Our telephone number is (510) 360-8000. Our website address is www.viragelogic.com. Information on our website, and websites linked to it, is not intended to be part of this report.

Industry Background

     The growth of the Internet and the development of optical and wireless communications infrastructure are creating demand for communications equipment and digital appliances that can utilize the increases in available bandwidths. The system designers of these products are seeking technologies that will permit them to decrease the size, reduce manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called a system-on-a-chip, rather than on a circuit board.

     System-on-a-chip design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and intellectual property is required for each component of a system-on-a-chip, it is difficult for many companies to internally develop the various intellectual property needed for these components. In addition, the designers of products that use system-on-a-chip are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development involved in the design of a system-on-a-chip. In order to accommodate the continuously increasing technical expertise required for the design of system-on-a-chip and the timing constraints involved in such design, many semiconductor companies are increasingly relying on external sources for the technical expertise and intellectual property for various components of their system-on-a-chip designs. The use of proven third-party intellectual property components allows semiconductor companies to meet market pressures while continuing to focus on the components of the system-on-a-chip that constitute their core competencies.

     The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of system-on-a-chip used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in separate, external devices. In order to achieve increased speeds, chip designs now require closer physical proximity and better integration between the logic and memory functions and require more customized memory functions. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a system-on-a-chip, is creating increased demand for embedded memory. It is now common for a system-on-a-chip to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. We estimate that memory functions typically comprise between 30-50% of the chip area in a system-on-a-chip design and believe that this percentage will increase with the growth of memory-intensive applications.

     Semiconductor companies face significant challenges designing high-performance memories that can be easily integrated with other components, including logic, for their system-on-a-chip devices. Due to continuing advancements in the semiconductor manufacturing processes, new designs have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory designs. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack sufficient design expertise and software tools to provide custom high-performance memory for system-on-a-chip designs. Similarly, suppliers of stand-alone logic components generally lack the focus and expertise necessary to develop embedded logic elements for system-on-a-chip. These factors have created a market need for third-party providers of highly reliable, high-performance memory and logic intellectual property for system-on-a-chip design.

The Virage Logic Solution

     We provide intellectual property for high-performance memories and logic elements used in system-on-a-chip designs, as well as software development tools and custom design services. We offer customers embedded memories that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of leading third- party semiconductor foundries. Recently, we began offering embedded logic semiconductor IP, based on technology that we assumed after acquiring In-Chip Systems, Inc. (In-Chip) in May 2002. Key benefits of our solution include:

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 170 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, Flash and EPROM.

•	Logic Design Expertise. Our historical design expertise in carefully integrating large amounts of memory with advanced logic designs allows us to provide our customers with logic technologies for advanced manufacturing processes. Through our acquisition of In-Chip, we currently have a design team of over 15 engineers focused exclusively on logic design.

•	Broad Product Line. We offer multiple types of memory and compilers for advanced 0.25 micron, 0.18 micron, 0.15 micron and 0.13 micron processes and most recently introduced embedded memories on the 90 nanometer process. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their system-on-a-chip designs. In October 2002, we launched our Area, Speed and Power (ASAP) Logic™ product line, marking our first foray into the area of logic components. We are currently introducing embedded logic components on the 0.13 micron process and developing the embedded logic components on the 90 nanometer process.

•	Manufacturing-Tested Solutions. Each of our embedded memories has been customized, verified and tested for a particular manufacturing process on a silicon chip, or silicon-proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be defective and thereby reduces costly development delays our customers might experience from using in-house or other third-party designs that are not silicon-proven. Our memories have been purchased by over 160 customers and by foundries that comprise over 90% of the third-party foundry market.

•	Significant Design-Time Advantages. We offer silicon-proven memories that comply with the standards for specific manufacturing processes. Our memories and software tools can be easily integrated into our customers’ system-on-a-chip design processes. By eliminating the need to design specific embedded memories, our customers can shorten the design time for their system-on-a-chip.

•	High-Density, High-Performance and Ultra-Low Power Consumption Embedded Memories. We have continued introducing additions to our memory compilers for our ASAP, or area, speed and power, embedded memory compilers that enable the generation of high-density, high-speed and ultra-low power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

•	Redundancy, Embedded Test and Repair. We have introduced the STAR Memory System™, the first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a system-on-a-chip. The STAR Memory System also includes an integrated test and repair capability that is intended to enable our customers to achieve higher yields of semiconductors. The system includes one or more STAR SRAM memory blocks, a STAR Processor and a STAR Fuse Box. The STAR SRAM comes with redundant locations, the STAR Processor decides how to test and repair defective SRAMs and the STAR Fuse Box stores the repair information. We believe that when implemented by our customers in their production, these potentially higher yields may be able to save millions of dollars in recovered silicon and other raw materials, substantially reduce test costs and enable faster time to volume.

•	Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories with the other elements of a system-on-a-chip design.

The Virage Logic Strategy

     Our objective is to be the leading supplier of application-optimized semiconductor IP platforms based on memory, logic and design tools and to gain increasing “real estate” for complex system-on-a-chips designed and manufactured by our customers. Key elements of our strategy include the following:

•	Strategically Position Virage Logic as a Leading Provider of Application-Optimized Semiconductor IP Platforms. We have been known historically for our expertise in providing numerous embedded memory solutions for a variety of advanced products utilizing sophisticated system-on-a-chip technologies. Our memory solutions have enabled designers to choose from a broad suite of memory products based on their requirements for area, speed, power consumption, redundancy and other technical parameters. With the addition of logic products to our semiconductor IP platforms, our goal is to position Virage Logic to capture additional “real estate” on the chip, while enabling our customers to choose highly integrated, high-performance, application-optimized memory and logic solutions from our product portfolio, based on their unique design needs. We believe that this will position us to pursue larger market opportunities, while further entrenching our existing position as a leading provider of embedded memories to our customers.

•	Utilize and Develop Endorsements of Leading Third-Party Semiconductor Manufacturers for Our Semiconductor IP. We work with leading third-party foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories and logic, as well as compilers that are silicon-proven for a specific foundry’s manufacturing process, directly to that foundry’s entire customer base. Our close associations with these foundries also give us early access to process information for advanced processes thereby enabling us to be the first to market products on smaller geometries.

•	Become a Preferred Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not manufacture their own silicon chips, spend substantial sums of money purchasing memory and logic elements to incorporate in their chips. Since these companies often lack the time and resources to internally develop embedded memories and logic components, which may be outside of their core competencies, or subject to time-to-market constraints, they license intellectual property from us. To date, we have licensed our intellectual property to many fabless semiconductor companies including ATI Technologies, AMCC, PMC-Sierra, TranSwitch and Vitesse Semiconductor. We intend to continue to target the fabless semiconductor companies that produce the largest number of chips, which will enable us to increase the royalty payments we receive based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers (IDM) produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory and logic technologies and the rapid innovation of these technologies and integration with other SOC components for advanced manufacturing processes. To date, we have licensed our intellectual property to many leading integrated device manufacturers including Agere, Conexant, Hitachi, IBM, Infineon, Intel, Matsushita, Motorola, NEC, OKI Semiconductor, Philips Electronics, Sony, STMicroelectronics and Toshiba. In addition, several IDMs are aligning their internal design flows with leading fabless semiconductor companies and outsourcing semiconductor intellectual property for SOCs to be produced at both the third-party foundries and their own internal foundries. These types of relationships will broaden our market for pre-silicon standard products proven which are designed for the leading third-party foundries. We intend to build upon our ability to reduce these customers’ design time and costs in order to attract additional integrated device manufacturer customers.

•	Continue to Innovate Existing Technologies for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for embedded memories designed for those processes and pursue a similar competitive advantage in further developing our logic semiconductor IP. We have assembled a team of over 170 engineers that are dedicated to memory design and we believe it will allow us to be the first to market with embedded memories for advanced manufacturing processes. We have designed embedded memories for the 0.25 micron, 0.18 micron, 0.15 micron and 0.13 micron processes and have most recently introduced embedded memories on the 90 nanometer process.

•	Continue to Solve Manufacturing and Yield Issues Facing High-Density, Multi-Megabit SOCs. We introduced the industry’s first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SOC. The integrated test and repair capability ensures higher yielding semiconductors and can potentially save millions of dollars in recovering chips that historically would have been rendered unrepairable, or repairable at significant cost. This capability also substantially reduces test costs and enables faster time to volume production. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SOC is used in the end product, thereby enhancing the overall reliability of the product.

•	Expand our Research and Development Efforts. We intend to continue working with our development partners, TSMC, UMC, Chartered and Tower, to define the focus of our research and development activities to best address the changing needs of our customers. We are also focusing on developing new memory and logic architectures to support the convergence between computers, consumer products and communications markets.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to hire direct sales force members in our European sales offices based in the United Kingdom and other European countries (Germany and Israel) and increasing our direct sales force in North America. In Asia, we continue to distribute our products through well-established independent distributors, as well as hiring direct sales personnel. We also intend to continue developing partnerships with value-added-resellers and other distributors of intellectual property through our Memory Alliance Program (MAP) to leverage their extensive U.S. and international sales organizations.

Our Products

     We offer a wide range of application-optimized semiconductor intellectual property to semiconductor companies including:

•	embedded memories and logic elements;

•	compilers that can generate multiple configurations of a single type of embedded memory in a system design;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools that can be used to build memory compilers; and

•	custom design services.

     Our Embedded Memory Semiconductor IP. We provide embedded memory semiconductor IP in predetermined shapes, sizes and types that can be incorporated by semiconductor designers into their system-on-a-chip designs. We deliver our memory semiconductor IP to our customers through downloads from secure servers or on computer disks in a form that can be integrated directly into the design of the system-on-a-chip.

     Our Logic Semiconductor IP. We recently began providing logic libraries through our ASAP Logic product line. These products are designed to improve logic block area utilization and SOC performance while decreasing the price and power consumption of the overall chip. We deliver our logic semiconductor IP to our customers through the same manner as our embedded memory semiconductor IP.

•	ASAP High-Speed Metal Programmable Cell Library. This cell library provides high mask cost savings during SOC design revision since only two to five mask layers need to be changed to reconfigure the chip.

•	ASAP High-Density Standard Cell Library. The cell architecture used in this cell library provides significantly increased pin accessibility, which along with other features, results in logic block area savings. This equates to an overall reduction in chip size and lower fabrication costs.

     Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their system-on-a-chip designs. Our compiler products include:

•	CUSTOM-TOUCH® ASAP. These compilers are optimized for high density, high performance and low-power consumption and can generate memories up to 512 kilobits in size. ASAP is available in as many as nine different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•	CUSTOM-TOUCH NetCAM™. Our content-addressable memory, or CAM, compilers can be used in SOC’s that are used in routers, switches and other high-bandwidth Internet infrastructure equipment to accelerate hardware-based searches. These high-speed ternary and binary CAMs are key enablers in moving high speed traffic through a network.

•	CUSTOM-TOUCH STAR™ Memory System. The system allows the designer to embed multiple megabits of SRAM into an SOC economically without sacrificing yield and manufacturability. The system includes one or more STAR SRAM blocks, a STAR Processor and a STAR Fuse Box. These memories are optimized for area, incorporate self-test and repair capabilities and can generate up to sixteen megabits of embedded memory.

•	NOVeA™. This innovative non-volatile electrically alterable embedded memory can be produced using standard logic processes. NOVeA can retain its data at power-off while allowing data to be reprogrammed and erased during normal operation. NOVeA provides on-chip storage of calibration data, passwords, critical access information, etc. It also helps the designer reduce overall system size, achieve lower power operation and increase system performance.

     Our Software Development Tools. Our primary software development tool is EMBED-IT!® Architect, which allows semiconductor design companies to develop their own compilers with re-characterization capabilities. We also provide a software tool called EMBED-IT! Integrator to facilitate the design of multiple memory configurations used with SOCs. We may also license EMBED-IT! Integrator with EMBED-IT! Architect.

     Our Custom Design Services. We offer custom memory design services for companies that require special configurations or functionality not supported by our compilers. This has led to a number of innovations and new technologies, such as our CUSTOM-TOUCH NetCAM technology.

Markets and Applications

     We target markets with companies that utilize system-on-a-chip technologies with large memory requirements and high-performance, low-power architectures, where we believe our silicon-proven, application-optimized semiconductor IP provides customers with significant time-to-market, design and manufacturing cost advantages. Examples of the markets and applications in which our memories are implemented include:

•	Communications and Internet Infrastructure. Communications system-on-a-chips are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Digital Appliances. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our memories can be found in video game players, mobile phones, pagers, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

Research and Development

     We believe that our future success will depend in large part on our ability to continue developing new products and innovating our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memory and logic semiconductor IP. Currently, we are focusing our research and development efforts on development of different configurations for memories and logic platforms that support the latest manufacturing processes: 90 nanometer and 65 nanometer. We are also developing new memory and logic architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.

     In June 2000, we entered into a license agreement with Credence Systems, Inc. and its wholly-owned subsidiary, Fluence Technology, under which we license from Fluence memory built-in self-test logic for integration into our compilers. In exchange for this license, we have granted warrants to purchase 50,000 shares of common stock to Credence and its affiliates. In addition, we will pay Fluence Technology royalties on future sales of our products that incorporate their technology.

     We have entered into agreements with TSMC, UMC, Chartered and Tower to the development and license of our memories and compilers for each of these foundry’s design rules. Our relationship with these foundries assist us to develop the focus of our research and development activities.

     Under our agreements with TSMC, we develop our memory products for TSMC’s 0.18 micron, 0.13 micron and 90 nanometer processes, and logic products for TSMC’s 0.13 micron process. Each party will own its own intellectual property, and both parties will jointly own any co-developed intellectual property. Following development, we will license the developed technologies to third parties that manufacture their silicon chips at TSMC. In exchange for our development, TSMC pays us licensing fees, as well as royalties based on silicon chips manufactured at TSMC using our memories. In addition, both TSMC and we agree to promote these technologies.

     Our agreement with UMC is similar to our agreement with TSMC. UMC pays us license fees as well as royalties based on revenues from third parties that manufacture silicon chips containing our memories at UMC.

     Our agreement with Chartered relates to the ongoing establishment of a joint marketing and test chip and silicon verification program for memories developed for Chartered’s design rules. Under this agreement, Chartered provides us with test chip layout, test plans and test rules to assist in our design of test chips and silicon verification for their manufacturing processes. Chartered pays us royalties based on silicon chips manufactured at Chartered using our memories. In addition, both parties agree to provide technical, marketing and sales support and to introduce customers as appropriate.

     Our agreement with Tower enables the licensing of the CUSTOM-TOUCH ASAP, CUSTOM-TOUCH STAR Memory System and NOVeA family of non-volatile embedded memories on Tower’s 0.18-micron process.

     Our research and development expenses were $13.1 million, $9.6 million and $6.7 million in fiscal 2002, 2001 and 2000, respectively, exclusive of amortization of deferred stock-based compensation. We expect that these costs will increase in the future in order to maintain a leading position as a third-party provider of silicon infrastructure in the form of semiconductor intellectual property. At September 30, 2002, we had 110 employees engaged in research and development. We expect to identify and hire additional technical personnel in fiscal year 2003 to staff our anticipated research and development activities.

Sales and Marketing

     We focus our sales efforts through direct sales in North America, Europe and Asia. In Asia, we also use indirect sales through distributors.

     Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Fremont, Los Angeles, Newark, West Palm Beach and Ottawa. To further expand our international sales, we are continuing to build our direct sales organization in Europe, based in the United Kingdom. This past year, we expanded our European presence in Germany and Israel. We added a direct sales team in Asia to help support our independent distributors, as well as provide direct sales in Japan and the rest of Asia. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a license relationship typically involves a three to six month sales cycle. In the past two years, we have sold our products to more than 150 customers.

     We enter into license agreements with our customers for a range of embedded memory and logic technologies. New license agreements are required for each new process technology generation. For our ASAP memory products, in addition to collecting license fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our CUSTOM-TOUCH STAR Memory System, NetCAM and NOVeA technologies, we receive both license and royalty fees directly from our customers, as well as royalties from the third-party foundries. Our license agreements contain limited warranties and eliminate our liability for consequential damages.

     We have developed relationships with the following types of companies that provide us with customer referrals.

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries including TSMC, UMC, Chartered and Tower. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	EDA Vendors. We have entered into joint marketing relationships with a number of electronic design automation, or EDA vendors. These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

     Indirect Sales. In addition to the direct sales force, we also sell our technologies through distributors in Japan and the rest of Asia. In Japan, we have entered into a distributor agreement with Seiko Instruments to sell and support our products. We have also entered into a sales representative agreement with Maojet Technology Corporation in Taiwan. These indirect sales organizations have expertise in selling semiconductor intellectual property and software design tools. None of these relationships are exclusive.

Customers

     We have developed a strong customer base of semiconductor companies that use our embedded memories and logic elements to design complex system-on-a-chip devices. Purchasers of our embedded memories and logic elements include fabless semiconductor companies, integrated device manufacturers and third-party foundries. For fabless semiconductor customers, we license our semiconductor IP on either a single or multiple project basis. For integrated device manufacturers, we license our semiconductor IP on a multiple project basis and offer our EMBED-IT! Architect software as an option to develop and maintain their memory intellectual property on the same software platform.

     The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	ATI Technologies*, AMCC, Atmel, Broadcom, Cisco, PMC- Sierra, Silicon Access, TranSwitch, Vitesse Semiconductor

Integrated Device Manufacturers	Agere*, AMI Semiconductor, Conexant, IBM, Infineon, Intel*, Kawasaki, LSI Logic*, Matsushita, Motorola, NEC*, OKI Semiconductor, Philips Electronics*, Sony, STMicroelectronics*, Toshiba

Third-party Foundries	TSMC*, UMC*, Chartered, Tower*

*	Indicates the ten customers that generated the highest level of revenues for us in fiscal 2002

     We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal 2002 and 2000, no company generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. However, as our sales to fabless semiconductor companies grow, we will become more dependent on the availability of new manufacturing process technologies and capacity from third-party foundries to manufacture our customers’ products.

Recent Acquisition

     On May 24, 2002, the Company acquired In-Chip Systems, Inc., a provider of logic platforms for system-on-a-chip applications, thereby extending our product offerings for our semiconductor IP platform.

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

     At October 31, 2002, we had 23 U.S. patents issued, 28 U.S. patent applications on file and five draft applications being prepared for filing with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2022, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we can not be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.

     In addition, at October 31, 2002, we had two U.S. trademarks registered for EMBED-IT! and CUSTOM TOUCH and two pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

     We protect the source code of our technologies as both trade secrets and unpublished copyrighted works. We license the object code to our customers for limited uses and maintain contractual controls over the use of our software, but we may not have the resources to enforce such controls, and such controls may be declared invalid or unenforceable. Wide dissemination of our software makes protection of our proprietary rights difficult, particularly outside the United States, and we may not be able to assert equivalent rights with respect to source code developed by our employees in Armenia as we could if it were developed in the United States.

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

Competition

     The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large integrated device manufacturers that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as Artisan Components and Synopsys and certain DRAM memory providers, such as Monolithic System Technology, Inc.

     As we continue to introduce new technologies, we may face competition from both existing semiconductor intellectual property suppliers and new ones entering the market. We may also face competition from semiconductor companies that currently offer stand-alone memory technologies, such as Cypress Semiconductor, Hynix Semiconductor, IDT, Micron Technology and Samsung, if these companies were to make their technologies available in embedded form. In addition, third-party foundries may decide in the future to distribute embedded memories and logic themselves, in addition to manufacturing chips containing third-party embedded memories.

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

Employees

     At September 30, 2002, we had 284 employees, including 51 in sales and marketing, 110 in research and development, 109 in engineering operations and 14 in general and administrative functions. 106 of our engineers and other significant employees are located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

     The names and ages of our existing executive officers and significant employees at November 15, 2002 are set forth below.

Name	Age	Position(s)

Adam A. Kablanian*	43	President, Chief Executive Officer and Chairman of the Board
Alexander Shubat*	41	Vice President of Research and Development, Chief Technical Officer and Director
James R. Pekarsky*	43	Vice President of Finance and Chief Financial Officer
Raymond T. Leung*	44	Vice President of Engineering and Operations
Raj Singh*	48	Vice President of Worldwide Sales
Yervant Zorian*	46	Vice President and Chief Scientist
William J. Palumbo	44	Vice President and General Manager of New Jersey Operations
Kenneth V. Rousseau	45	Vice President of Software Development
Alok Singh	42	Vice President and General Manager of India Operations

(*)	Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.

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

     Alexander Shubat co-founded Virage Logic and has served as our Vice President of Engineering and Chief Technical Officer and as a Director since January 1996. Before founding Virage Logic, Dr. Shubat served as Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds twelve patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D. in Electrical Engineering from Santa Clara University.

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

     Raj Singh has served as our Vice President of Worldwide Sales since March 2002. Before joining Virage Logic, Mr. Singh was Vice President of Worldwide Sales and, most recently, Executive Vice President and General Manager at 3Dlabs where he worked from April 1994 to March 2002. From February 1998 to March 1994, Mr. Singh held various positions with Dupont including Business Manager and Vice President of its Dupont Pixel

operation. Mr. Singh holds a B.A. and an M.A. in English literature from Kings College, Aberdeen University of Scotland.

     Yervant Zorian served as a Director from November 1997 to March 2001 and joined our management team as Vice President and Chief Scientist in May 2000. From November 1996 to June 2000, Dr. Zorian served as Chief Technical Advisor of LogicVision. Before that he served as a Distinguished Member of the Technical Staff at Lucent Technologies, Bell Laboratories. Since August 2000, Dr. Zorian has served as a board member of HPL Technologies, Inc. Dr. Zorian holds a B.S. in Electrical Engineering from the University of Aleppo in Syria, an M.Sc. in Computer Engineering from the University of Southern California and a Ph.D. in Electrical Engineering from McGill University.

     William J. Palumbo has served as our Vice President and General Manager of New Jersey Operations since July 1999. Before joining Virage Logic, Mr. Palumbo served as Director of the Physical Library Division for Mentor Graphics from October 1990 to July 1999. Before joining Mentor Graphics, Mr. Palumbo worked in various management positions at RCA, General Electric and Harris Semiconductor from December 1983 to September 1990. Mr. Palumbo holds one U.S. patent and has published numerous articles in technical and business forums. Mr. Palumbo holds a B.S. in Electrical Engineering from Rutgers University.

     Kenneth V. Rousseau has served as our Vice President of Software Development since February 2000. Before joining Virage Logic, Dr. Rousseau was Director of New Product Management at Synopsys, Inc., a supplier of electronic design automation tools. Before joining Synopsys, he held various positions at Cascade Design Automation, another supplier of electronic design automation tools, including Chief Technologist from August 1996 to December 1996, Vice President, Engineering from August 1994 to August 1996, Manager, Design Technologies from June 1993 to August 1994 and Engineering Fellow from January 1993 to June 1993. He also worked in the aerospace industry at Hughes Aircraft and TRW Electronics and Defense, as well as several semiconductor companies including GigaBit Logic and Vitesse. Dr. Rousseau holds a B.S. in Physics and Literature and an M.S. in Applied Physics from the California Institute of Technology and a Ph.D. in Electrical Engineering from UCLA.

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

Item 2. Properties

Facilities

     In October 2002, our principal administrative, sales, marketing and research and development facility moved to a new building in Fremont, California and occupies approximately 61,500 square feet. This facility is leased through August 2004. We also lease additional offices in Bellevue, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering operations personnel. The Bellevue office, which occupies approximately 4,100 square feet, is leased through March 2004. The Clinton office, which occupies approximately 10,900 square feet, is leased through August 2003. In addition, we have development centers in the Republic of Armenia and India. The development center in the Republic of Armenia is located in Yerevan and occupies approximately 4,300 square feet in a building leased through July 2005. The development center in India is located in Noida, near Delhi, and occupies approximately 26,000 square feet in a building leased through July 2004.

     In August 2002, we signed a purchase agreement to purchase a building to house our development center in Armenia for $1.2 million. Total cost of the building and leasehold improvements is expected to be approximately $1.5 million. The office space is approximately 40,000 square feet. It is currently under construction and is expected to be complete and operational in the fiscal third quarter 2003.

Item 3. Legal Proceedings

     Dr. Tushar Gheewala, a Vice President of Virage Logic, resigned from his position with the company effective November 8, 2002. On November 12, 2002, Dr. Gheewala filed a lawsuit against the company in the Superior Court in Alameda County, which was subsequently served on the company. The lawsuit claims that misrepresentations were made to him to secure his agreement to the acquisition of In-Chip Systems, Inc. (In-Chip) by the company, that the company breached his employment contract and related covenants, and that the company’s actions caused him to have In-Chip cease discussions with other potential acquisition partners. In the lawsuit, Dr. Gheewala is seeking declaratory relief, rescission of his employment agreement with the company, the monetary value of patents Dr. Gheewala assigned to In-Chip prior to In-Chip’s discussions with Virage Logic, the value of unvested shares and salary payments, punitive damages, interest and costs of suit. The company believes that the lawsuit has no merit and intends to defend it vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

     None

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

	High	Low

Fiscal year 2001
First quarter	$16.06	$9.13
Second quarter	$16.31	$11.94
Third quarter	$15.84	$9.38
Fourth quarter	$15.91	$9.52
Fiscal year 2002
First quarter	$20.30	$9.43
Second quarter	$22.81	$14.00
Third quarter	$18.99	$11.45
Fourth quarter	$14.10	$7.38

     As of November 30, 2002, there were approximately 117 stockholders of record of our common stock.

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company's proxy statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Recent Sales of Unregistered Securities

     On May 24, 2002, we acquired In-Chip Systems, Inc., a California corporation. In connection with this acquisition, we issued a total of 528,547 shares of common stock to the In-Chip shareholders and assumed options to purchase up to 150,991 shares of common stock that may be issued upon exercise of outstanding In-Chip stock options. No underwriters were employed in connection with this offering. The offering was exempt from the registration requirements under the Securities Act of 1933 in reliance on Rule 506, promulgated under the Securities Act of 1933.

Use of Proceeds From Registered Securities

     Our registration statement (No. 333-36108) under the Securities and Exchange Act of 1933 for our initial public offering of common stock became effective on July 31, 2000. We sold a total of 4,312,500 shares of common stock to an underwriting syndicate for an aggregate offering price to the public of $51,750,000. The managing underwriters were Lehman Brothers Inc., FleetBoston Robertson Stephens Inc. and SG Cowen Securities Corporation. 3,750,000 of these shares were sold in an offering that commenced on July 31, 2000 and was completed on August 4, 2000. An additional 562,500 shares of common stock were sold upon the underwriters’ exercise of their over-allotment option on August 28, 2000. In connection with this offering, we incurred total expenses of approximately $5.4 million, consisting of $3.6 million for underwriting discounts and commissions and approximately $1.8 million of other expenses. None of these expenses were paid directly or indirectly to any of our directors, officers, or their associates, persons owning 10% or more of any class of our securities, or affiliates of Virage Logic. Offering proceeds, net of aggregate expenses were approximately $46.3 million. We used $13.1 million and $9.6 million, in fiscal 2002 and 2001, respectively, for research and development primarily related to the hiring of additional personnel, and $11.5 million and $8.3 million, in fiscal 2002 and 2001, respectively, of the offering proceeds for sales and marketing primarily related to additional personnel and increased expenditures on advertising and promotions. We have applied the remaining proceeds to temporary investments in a commercial money market investment account, short-term government and mortgage-backed securities.

Item 6. Selected Consolidated Financial Data.

     The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for each of the fiscal years ended September 30, 2002, 2001 and 2000 and the consolidated balance sheet data at September 30, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statement of operations data for the fiscal years ended September 30, 1999 and 1998 and the consolidated balance sheet data at September 30, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Revenues	$45,613	$31,763	$19,666	$9,589	$1,970
Cost of revenues (exclusive of amortization of deferred stock compensation of $986, $1,389, $1,307, $90 and $0 respectively)	9,059	6,424	4,903	2,562	853

Gross profit	36,554	25,339	14,763	7,027	1,117
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $1,433, $2,095, $2,408, $222 and $0, respectively)	13,135	9,577	6,737	2,709	924
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,250, $1,909, $1,393, $294 and $0, respectively)	11,485	8,257	4,790	2,378	622
General and administrative (exclusive of amortization of deferred stock compensation of $579, $956, $1,690, $95 and $0, respectively)	5,191	4,364	2,402	1,202	411
Stock-based compensation	4,248	6,349	6,798	701	—
In-process research and development	1,100	—	—-	—	—

Total operating expenses	35,159	28,547	20,727	6,990	1,957

Operating income (loss)	1,395	(3,208)	(5,964)	37	(840)
Interest income	1,217	3,155	850	42	16
Interest and other expenses	(81)	(62)	(255)	(111)	(27)

Income (loss) before taxes	2,531	(115)	(5,369)	(32)	(851)
Income tax provision	2,306	1,939	293	154	—

Net income (loss)	225	(2,054)	(5,662)	(186)	(851)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	(10,104)	—	—

Net income (loss) attributable to common stockholders	$225	$(2,054)	$(15,766)	$(186)	$(851)

Basic and diluted net income (loss) per share	$0.01	$(0.11)	$(1.98)	$(0.04)	$(0.19)

Shares used in computing basic net income (loss) per share	19,902	18,819	7,952	5,301	4,379

Shares used in computing diluted net income (loss) per share	21,157	18,819	7,952	5,301	4,379

	September 30,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,422	$27,868	$58,596	$1,513	$1,972
Investments	24,037	30,084	—	—	—
Working capital	49,691	61,798	61,285	1,554	2,368
Total assets	100,354	77,796	72,121	9,050	3,265
Debt obligations	96	245	556	633	112
Accumulated deficit	(19,000)	(19,225)	(17,171)	(1,405)	(1,219)
Total stockholders’ equity	88,252	73,317	66,922	3,323	2,743

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statement that involve risks and uncertainties. These statements relate to future events or our future financial performance, including statements relating to products, customers, business prospects and effect of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties, including our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, business and economic conditions generally and in the semiconductor industry in particular, competition in the market for embedded memories and logic platforms, the ability to integrate In-Chip and its products in the Company and to maintain and develop relationships with existing In-Chip customers, and other risk and uncertainties including those set forth below under “Risk Factors” that could cause actual events or results to differ materially from any forward-looking statement. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Overview

     Virage Logic Corporation provides application-optimized semiconductor intellectual property platforms (semiconductor IP) based on memory, logic, and design tools that are silicon proven and production ready. These various forms of intellectual property are utilized by our customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

     Our revenues are derived principally from licenses of our semiconductor IP products, which include:

• embedded memories and logic elements;

• standard and custom memory compilers;

• memory test processor and fuse box components for embedded test and repair of defective memory cells;

• software development tools.

     We also derive revenues from royalties, custom design services, maintenance services and library development and consulting services related to license of logic components. Our revenues are reported in two separate categories: license revenues and royalty revenues. License revenues are derived from license fees, maintenance fees, fees for custom design services, library design services and consulting services. Royalty revenues are derived from fees paid by a customer or a third-party foundry based on production volumes of wafers containing chips utilizing our semiconductor IP technologies.

     The license of our semiconductor IP typically covers a range of embedded memory and logic products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

     Revenues from sales of perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, we defer recognizing the revenues until such time as all criteria are met. Revenues from term licenses are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     In addition, licenses of custom memory compilers or logic libraries requires that we customize the functionality of the software for the customer’s specific applications. In that case, we recognize revenues over the period that we perform the customization services using the percentage-of-completion method.

     Maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year.

     In connection with the license of logic components we may also offer library development services or technical consulting services. Revenues derived from library development services are recognized using a percentage of completion method using input measures based on labor hours incurred. Revenues from technical consulting services are recognized when the services are completed.

     We derive our royalty revenues from third-party foundries that manufacture chips incorporating our ASAP memory products for our fabless customers. In addition, we have entered into agreements that provide for the payment of royalties for our CUSTOM-TOUCH STAR Memory System, NetCAM and NOVeA technologies directly by our customers, as well as from third-party foundries that manufacture chips incorporating these technologies. Royalty payments are in addition to license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent substantially all of our revenues. Royalty revenues from third-party foundries for the years ended September 30, 2002, 2001 and 2000 were $1.7 million, $1.0 million and $88,000, respectively. We have not yet received royalty revenues directly from our customers.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. In fiscal 2002, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. In fiscal 2000, no single customer generated more than 10% of our revenues.

     Sales to customers located outside North America accounted for 44%, 42% and 35% of our revenues in fiscal 2002, 2001 and 2000, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. We are continuing to build a direct sales organization in Europe. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

     We have incurred, and will incur in future periods, substantial amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options and restricted stock to employees at less than their deemed fair value. These charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant. The deferred stock-based compensation balance at September 30, 2002 and 2001 was $3.3 million and $3.4 million, respectively. This amount is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The amortization of stock-based compensation for options granted through September 30, 2002 was approximately $4.2 million for fiscal 2002, and is estimated to be $2.5 million in 2003, $0.7 million in 2004 and $0.1 million in fiscal 2005.

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

     We have identified the following as critical accounting policies to our company: revenue recognition, accounts receivable, valuation of long-lived assets and investments, purchased intangibles including goodwill, accounting for stock options and income taxes.

Revenue recognition

     Our revenue recognition policy uses specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenue from term licenses are recognized ratably over the time of the license, provided the criteria mentioned above are met.

     Revenues from custom memory compilers involve customization to the functionality of the software and are therefore recognized over the period that we perform services under the percentage-of-completion method. Revenues derived from library development services are recognized using a percentage-of-completion method using input measures based on labor hours incurred, and revenues from technical consulting services are recognized when the services are completed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until the acceptance criteria is met.

     For agreements which include multiple elements, such as maintenance, we recognize revenues attributable to delivered or completed elements covered by such agreements. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence for maintenance revenue is determined based on the stated renewal rate in each contract. Revenues with respect to which, recognition was deferred are recognized once we deliver that element or once we complete the provision of the services. Maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period. Historically, we have had no material order backlog.

     Royalty revenue is generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement.

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

Purchased Intangibles, Including Goodwill

     In accordance with SFAS 142, we will evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip, the valuation of intangible assets was based on management's estimates using a report prepared by an independent third-party valuation consultant. Such estimates include cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired.

Accounting of Stock Options

     We account for outstanding stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board Interpretation No. 44 (Fin 44), and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences result in deferred tax assets and liabilities. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need for additional valuation allowances.

Results of Operations — Years Ended September 30, 2002, 2001 and 2000

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of revenues	19.9	20.2	24.9

Gross profit	80.1	79.8	75.1
Operating expenses:
Research and development	28.8	30.2	34.2
Sales and marketing	25.2	26.0	24.4
General and administrative	11.4	13.7	12.2
Stock-based compensation	9.3	20.0	34.6
In-process research and development	2.4	0.0	0.0

Total operating expenses	77.1	89.9	105.4

Operating income (loss)	3.0	(10.1)	(30.3)
Interest income	2.7	9.9	4.3
Interest and other expenses	(0.1)	(0.2)	(1.3)
Income tax provision	5.1	6.1	1.5

Net income (loss)	0.5%	(6.5)%	(28.8)%

     Total revenues in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Total Revenues

2002	$45.6 million
2001	31.8 million
2000	19.7 million

     Revenues grew $13.8 million from 2001 to 2002 and $12.1 million from 2000 to 2001. The 2002 increase in revenues was primarily due to increased sales of our embedded memory products and their different geometry variations, which includes the continued sale of 0.13 micron embedded memory technologies, the growing sales volume for the 90 nanometer technology, the introduction of logic elements following our acquisition of In-Chip and increased royalty revenues from $1.0 million to $1.7 million. During fiscal year 2002, revenues for 0.13 micron technology accounted for 56% of total revenues; revenues for 0.18 micron technology was 22% of total revenues; revenues for 90 nanometer technology was 12% of total revenues and revenues from the sale of other products was 10% of total revenues as compared to fiscal year 2001 revenue breakdown by technology of 53%, 36%, 0% and 11%, respectively. In fiscal year 2002, we expanded our STAR Memory System product family, as well as introduced the NOVeA family of non-volatile embedded memory products. Our revenue mix for fiscal year 2002 consisted of 49% from communications, 36% from consumer electronics and 15% from computer applications, as compared to 65%, 29% and 6%, respectively, for fiscal year 2001. The 2001 increase in revenues was primarily due to continued migration to the 0.13 micron embedded memory technologies by our customers, introduction of two new types of memory compilers to our area, speed and power (ASAP) product line, an additional CAM product and the introduction of the STAR Memory System.

     Our gross profits in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Gross Profit

2002	$36.6 million
2001	25.3 million
2000	14.8 million

     Gross profit represented 80%, 80% and 75% of revenues for fiscal year 2002, 2001 and 2000, respectively. The increases in gross profit and gross margin were attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $986,000, $1.4 million and $1.3 million of amortization of stock-based compensation for the years ended September 30, 2002, 2001 and 2000, respectively.

     Research and development expenses fiscal 2002, 2001 and 2000 were as follows:

Research and
Fiscal Year	Development Expenses

2002	$13.1 million
2001	9.6 million
2000	6.7 million

     Research and development expense represented an increase of 37% from 2001 to 2002 and an increase of 42% from 2000 to 2001. The increases in research and development expense between 2001 and 2002 and between 2000 and 2001 were primarily due to increases in the number of employees from 79 to 110 between 2001 and 2002 and 41 to 79 employees between 2000 to 2001 involved in research and development as we expanded our product offerings, the development of the 90 and 65 nanometer embedded memory technology, increase in depreciation related to capital spending for both computer hardware and software, partially offset by a reduction in consulting fees. Research and development expense as a percentage of revenues was 29% in fiscal 2002, down from 30% in fiscal 2001. Research and development expense excludes $1.4 million, $2.1 million and $2.4 million of amortization of stock-based compensation for the years ended September 30, 2002, 2001 and 2000, respectively.

     Sales and marketing expenses in fiscal 2002, 2001 and 2000 were as follows:

Sales and
Fiscal Year	Marketing Expenses

2002	$11.5 million
2001	8.3 million
2000	4.8 million

     Sales and marketing expense represented an increase of 39% from 2001 to 2002 and an increase of 72% from 2000 to 2001. The increase in sales and marketing expense was primarily due to hiring additional personnel and increased expenditures on sales commissions, advertising and promotional activities. The number of employees increased from 40 to 51 from 2001 to 2002 and 19 to 40 from 2000 to 2001 in sales and marketing. Sales and marketing expense excludes $1.3 million, $1.9 million and $1.4 million of amortization of stock-based compensation for the years ended September 30, 2002, 2001 and 2000, respectively.

     General and administrative expenses in fiscal 2002, 2001 and 2000 were as follows:

General and
Fiscal Year	Administrative Expenses

2002	$5.2 million
2001	4.4 million
2000	2.4 million

     General and administrative expense represented an increase of 19% from 2001 to 2002 and an increase of 82% from 2000 to 2001. The increase in general and administrative expense between 2001 and 2002 was primarily the result of increased professional service costs, principally for legal advisory and accounting services associated with corporate governance and work related to acquisition plans that were not pursued. The increase in general and administrative expense between 2000 and 2001 was primarily the result of increased professional services and fees related to the costs of being a publicly traded company. Number of employees increased from 12 to 14 from 2001 to 2002 and increased from 9 to 12 from 2000 to 2001. General and administrative expense excludes $579,000, $1.0 million and $1.7 million of amortization of stock-based compensation for the years ended September 30, 2002, 2001 and 2000, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregate deferred stock-based compensation of approximately $3.3 million and $3.4 million for the years ended September 30, 2002 and 2001. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. Amortization, net of cancellations, was $4.2 million, $6.3 million and $6.8 million for the years ended September 30, 2002, 2001 and 2000, respectively.

     Interest Income. Interest income was $1.2 million, $3.2 million and $850,000 for the years ended September 30, 2002, 2001 and 2000, respectively. Interest income continues to decrease due to continued lower interest rates.

     Interest and Other Expenses. Interest and other expenses resulted in a net other expense of $81,000, $62,000 and $255,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The net other expense in 2002 includes a loss of $124,000 related to a disposition of an asset, as well as interest expense paid on remaining capital leases, offset by foreign currency transaction gains. The decrease from 2000 to 2001 results from the repayment of the outstanding balance under a credit line.

     Income Tax Provision. The provision for income taxes was $2.3 million, $1.9 million and $293,000 for the years ended September 30, 2002, 2001 and 2000, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes and foreign taxes.

     Deemed Dividend. In connection with the sale of Series C redeemable convertible preferred stock in December 1999, we recorded a non-cash charge of $10.1 million for the year ended September 30, 2000 to accrete the value of the Series C redeemable convertible preferred stock to its deemed fair value. This non-cash charge was recorded as an increase in accumulated deficit with a corresponding credit to additional paid-in capital and was recognized at the date of issuance, which was the period in which the shares became eligible for conversion.

Liquidity and Capital Resources

     At September 30, 2002, we had $35.4 million in cash and cash equivalents, an increase of $7.6 million from cash held at September 30, 2001. The increase in cash balances at September 30, 2002 was due primarily to the maturity of short-term government securities. We also held $24.0 million in investments at September 30, 2002, as compared to $24.8 million at September 30, 2001. In fiscal 2002, operations were funded primarily from revenues received. We financed our operating losses for fiscal 2001 and 2000 through the issuance of notes, borrowing under capital leases and a line of credit, the sale of preferred stock and cash proceeds of $50.7 million from our August 2000 initial public offering.

     Net cash provided by operating activities was $8.5 million, $1.2 million and $372,000 for fiscal 2002, 2001 and 2000, respectively. Net cash provided by operating activities resulted from net income of $225,000 in fiscal 2002, adjusted for non-cash charges associated with depreciation and amortization of $3.9 million and the amortization of stock-based compensation of $4.2 million, decreases in income tax receivable, increases in accrued payroll and related expenses, deferred revenues and income taxes payable, partially offset by increases in accounts receivable, prepaid expenses and deferred tax assets. Days sales outstanding for the fiscal fourth quarter, based on revenues of $13.1 million and accounts receivable of $15.7 million, was 108, up from 98 days the prior period fourth quarter. The increase is primarily due to some large milestone shipments in agreements with integrated device manufacturers late in the year. In fiscal 2001, net cash provided by operating activities resulted from a net loss of $2.1 million adjusted for non-cash charges associated with depreciation and amortization of $2.7 million and the amortization of stock-based compensation of $6.3 million, partially offset by increases in accounts receivable, prepaid expenses, taxes receivable and deferred revenues. In fiscal 2000, net cash provided by operating activities resulted primarily from non-cash charges for depreciation and amortization of $1.5 million and amortization of stock-based compensation of $6.8 million, partially offset by net loss and increases in accounts receivable and deferred tax assets.

     Net cash used in investing activities was $2.0 million, $33.3 million and $3.0 million for fiscal 2002, 2001 and 2000, respectively. The decrease in cash used for investing activities from 2001 to 2002 is due primarily to the disposition of the investment in Atmos Corporation and the net maturities of our investments in government securities, offset by the acquisition of In-Chip Systems, Inc. and acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $8.3 million of additional capital assets, primarily computer equipment and software, during fiscal 2003. In August 2002, a purchase agreement was signed to purchase a building in Armenia for $1.2 million. Including leasehold improvements, the total cost of the building is expected to be approximately $1.5 million. The increase in investing activities from 2000 to 2001 is due primarily to the investment in short-term government and mortgage-backed securities with maturity dates of less than one year, our investment in Atmos Corporation and acquisitions of property and equipment, primarily computer software and hardware.

     Net cash provided by financing activities was $1.0 million, $1.3 million and $59.7 million for fiscal 2002, 2001 and 2000, respectively. Net cash provided by financing activities in fiscal 2002 primarily reflects proceeds from the issuance of common stock of $1.6 million and repayment of notes payable by stockholders of $1.0 million, partially offset by the repayment to stockholders of $1.5 million. Net cash provided by financing activities in 2001 primarily reflects proceeds from the issuance of common stock of $1.1 million, repayment of borrowings by stockholders of $556,000 and the payments on capital lease obligations. Net cash provided by financing activities in 2000 primarily reflects our receipt of $9.8 million in cash proceeds from the issuance of Series C redeemable convertible preferred stock and $50.7 million in cash proceeds from the initial public offering.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions and working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that the Company’s current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period. However, there can be no assurance that we will not require additional financing beyond this time frame. Our capital and operating requirements will depend on many factors, including the levels at which we maintain accounts receivable and increased spending for operating expenses. Our forecast period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

     The following table summarizes our contractual obligations:

	Payments Due by Period (in thousands)

		Less than	1-3	4-5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

Operating lease obligations	$5,081	$1,039	$1,759	$1,756	$527
Capital lease obligations	96	96	—	—	—
Building purchase	950	950	—	—	—
Other contractual obligations	1,500	500	1,000

Total contractual obligations	$7,627	$2,585	$2,759	$1,756	$527

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

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,086	$12,233	$10,647	$9,647	$9,085	$8,483	$7,601	$6,594
Cost of revenues (exclusive of amortization of deferred stock compensation of $332, $287, $172, $195, $241, $284, $345 and $519, respectively)	2,497	2,463	2,175	1,924	1,836	1,698	1,402	1,488

Gross profit	10,589	9,770	8,472	7,723	7,249	6,785	6,199	5,106
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $491, $416, $239, $287, $342, $408, $563, and $782, respectively)	3,692	3,575	3,028	2,840	2,608	2,440	2,287	2,242
Sales and marketing (exclusive of amortization of deferred stock compensation of $419, $363, $214, $254, $520, $388, $492 and $509 respectively)	3,145	3,115	2,716	2,509	2,482	2,320	1,996	1,459
General and administrative (exclusive of amortization of deferred stock compensation of $247, $141, $87, $104, $141, $192, $299 and $324, respectively)	1,855	1,206	1,105	1,025	1,075	1,148	1,212	929
Stock-based compensation	1,489	1,207	712	840	1,244	1,272	1,699	2,134
In-process research and development	—	1,100	—	—	—	—	—	—

Total operating expenses	10,181	10,203	7,561	7,214	7,409	7,180	7,194	6,764

Operating income (loss)	408	(433)	911	509	(160)	(395)	(995)	(1,658)
Interest income	243	261	273	440	618	696	828	1,013
Interest and other expenses	69	(11)	(13)	(2)	6	(18)	(26)	(24)
Disposition (impairment) of investment	5,160	(5,284)	—	—	—	—	—	—

Income (loss) before taxes	5,880	(5,467)	1,171	947	464	283	(193)	(669)
Income tax provision	495	537	659	615	230	586	508	615

Net income (loss) attributable to common stockholders	$5,385	$(6,004)	$512	$332	$234	$(303)	$(701)	$(1,284)

Basic net income (loss) per share	$0.26	$(0.30)	$0.03	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

Diluted net income (loss) per share	$0.25	$(0.30)	$0.02	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	19.1	20.1	20.4	19.9	20.2	20.0	18.4	22.6

Gross profit	80.9	79.9	79.6	80.1	79.8	80.0	81.6	77.4
Operating expenses:
Research and development	28.2	29.2	28.4	29.5	28.7	28.8	30.1	34.0
Sales and marketing	24.0	25.4	25.5	26.0	27.3	27.3	26.3	22.1
General and administrative	14.2	9.9	10.4	10.6	11.8	13.5	15.9	14.1
Stock-based compensation	11.4	9.9	6.7	8.7	13.7	15.0	22.4	32.4
In-process R&D	—	9.0	—	—	—	—	—	—

Total operating expenses	77.8	83.4	71.0	74.8	81.5	84.6	94.7	102.6

Operating income (loss)	3.1	(3.5)	8.6	5.3	(1.7)	(4.6)	(13.1)	(25.2)
Interest income	1.9	2.1	2.6	4.5	6.8	8.2	10.9	15.4
Interest and other expenses	0.5	(0.1)	(0.2)	—	(0.1)	(0.2)	(0.3)	(0.4)
Disposition (impairment) of investment	39.4	(43.2)	—	—	—	—	—	—

Income (loss) before taxes	44.9	(44.7)	11.0	9.8	5.0	3.4	(2.5)	(10.2)
Income tax provision	3.8	4.4	6.2	6.4	2.5	6.9	6.7	9.3

Net income (loss)	41.1%	(49.1)%	4.8%	3.4%	2.5%	(3.5)%	(9.2)%	(19.5)%

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

     If we are unable to adequately address these risks, our intellectual property will become obsolete and our ability to compete and sell our products will be harmed. Further, as new technologies or manufacturing processes are announced, customers may defer licensing our intellectual property until those new technologies become available or our intellectual property has been adopted for that manufacturing process.

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

     Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our intellectual property;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, like timing of manufacturing of semiconductors subject to royalty obligations and the number of such semiconductors actually produced (manufactured);

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

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

If we are unable to maintain existing relationships and develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our intellectual property to them or their customers.

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips and to provide referrals to their customer base. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), and Tower Semiconductor (Tower). If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes. We would then be unable to license our intellectual property to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If demand for products incorporating complex semiconductors does not rise, our business may be harmed.

     Our business and the adoption and continued use of our intellectual property by semiconductor companies depends on the demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business.

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and the U.S. economy has yet to rise out of an economic slowdown that involves lower levels of expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our intellectual property.

     Sales to customers located outside North America accounted for 44%, 42% and 35% of our revenues in fiscal 2002, 2001 and 2000, respectively. We anticipate that sales to customers located outside the United States will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of the United States. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

     We currently rely on license fees from the sale of perpetual and term licenses to generate a large portion of our revenues. These licenses produce large amounts of revenue in the periods in which the license fees are recognized, but are not necessarily indicative of a commensurate level of revenue from the same customers in future periods. In addition, our agreements with our customers do not obligate them to license new or future generations of our intellectual property. As a result, the growth of our business depends significantly on our ability to expand our business with existing customers and attract new customers.

     We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential licensee;

•	competition with the internal design teams of semiconductor companies and with other third-party providers of semiconductor intellectual property; and

•	the need to persuade semiconductor companies to rely on us for critical technology.

     These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. Further, there is a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our intellectual property. If we are unable to establish and maintain these relationships, we will be unable to generate license fees, and our revenues will decrease.

Our international operations may be adversely affected by instability in the countries in which we operate.

     We currently have subsidiaries in Israel and Germany, and we expect to continue expanding our direct sales force in Europe. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel has recently faced an increased level of violence and terror, India is experiencing an increased level of violence and tension with it neighboring country, Pakistan, and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and India and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting intellectual property, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia and India, and to otherwise conduct business effectively in Armenia and India;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks;

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

General economic conditions and recent terrorist attacks may reduce our revenues and harm our business

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the continued economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, the unrest in Israel, the Middle East or India may negatively impact the investments our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

If we are unsuccessful in increasing our royalty based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license and maintenance fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. For the fiscal years ended September 30, 2002 and 2001, we recorded approximately $1.7 million and $1.0 million, respectively, of royalty revenues. Beginning with our CUSTOM-TOUCH STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, the cyclical nature of the semiconductor industry that affect the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

     Recently we have entered into agreements with certain customers that provide for a payment of a project fee each time the customer completes a design incorporating our intellectual property. No revenue related to such project fees has been recorded to date. Our ability to obtain significant revenue under these agreements involves a number of risks, including the number of design starts by customers that enter into such agreements, level of expenditures for products requiring complex semiconductors and the use of our intellectual property for new design starts.

We have a long and varying sales cycle, which can result in uncertainty and delays in generating additional revenues.

     Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our intellectual property to that customer. In addition, purchase of our products is usually made in connection with new design starts, which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2002 and 2000, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

The market for semiconductor intellectual property is highly competitive, and we may lose market share to larger competitors with greater resources in addition to companies that develop their own memory technologies using internal design teams.

     We face competition from both existing suppliers of third-party semiconductor intellectual property as well as new suppliers that may enter the market. We also compete with the internal design teams of large, integrated device manufacturers. Many of these internal design teams have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal teams may develop technologies that compete directly with our technologies or may actively seek to license their own technologies to third parties, which could negatively affect our revenue and operating results.

     Many of our existing competitors have longer operating histories, greater brand recognition and larger customer bases, as well as greater financial and marketing resources, than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their products. In addition, the intense competition in the market for semiconductor IP could result in pricing pressures, reduced license revenues, reduced margins or lost market share, any of which could harm our operating results and cause our stock price to decline.

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

     In addition, our business and operations are substantially dependent on the performance of our key personnel, including Adam A. Kablanian, our President and Chief Executive Officer, and Alexander Shubat, our Vice President of Research and Development and Chief Technical Officer. We do not have formal employment agreements with Mr. Kablanian or Mr. Shubat and do not maintain “key man” life insurance policies on their lives. If Mr. Kablanian or Mr. Shubat were to leave or become unable to perform services for our company, our business would be severely harmed.

We may be unable to deliver our customized memory and logic products in the time-frame demanded by our customers, which could damage our reputation and future sales.

     A portion of our contracts require us to provide customized products within a set delivery timetable. We have experienced delays in the progress of certain projects in the past, and we may experience such delays in the future. Any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

We may have difficulty sustaining profitability and may experience additional losses in the future.

     Fiscal 2002 was the first year in which we reported net profit. In order to sustain profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 138 full-time employees at September 30, 2000 to 202 full-time employees at September 30, 2001 to 284 full-time employees at September 30, 2002. We have continued to increase our international presence, have increased substantially the number of our customers and have acquired In-Chip Systems, Inc. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.

     We have recently acquired In-Chip Systems, Inc., and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. The In-Chip acquisition as well as other future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of the business of In-Chip and of other acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the management, employees, customers and business partners of In-Chip and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from our acquisition of In-Chip or any future acquisitions. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our core business, the sale of semiconductor intellectual property for the memory elements of system-on-a-chip, has limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because all our license agreements provide for payment in U.S. dollars.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $5.0 million at September 30, 2002 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $19.0 million in U.S. government obligations with maturities up to two years. As we intend to hold these investments to maturity also, we do not believe our investment balance is materially exposed to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

     The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6 “Selected Consolidated Financial Data.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Issues

Changes in Accountants

     Previously reported in a current report on Form 8-K filed on September 19, 2001 (file number 000-31089).

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1-Election of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

     The information required by this item concerning our executive officers and family relationships is incorporated by reference to the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”

     The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 11. Executive Compensation

     The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2002.

PART IV

Item 14. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a)	Index to Consolidated Financial Statements:

(b)	Index to Financial Statement Schedules:

(1)	Schedule II Valuation and Qualifying Accounts	66

(c)	Reports on Form 8-K:

The registrant filed Current Reports on a Form 8-K on June 7, 2002 and on August 7, 2002, under Item 2, to disclose the acquisition of In-Chip Systems, Inc.

(d)	Exhibits:

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)

Exhibit
Number	Description Of Document

3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.12	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.13	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.14	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.15	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.16	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.17	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.18	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.19	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.20	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.21	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.22	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.23	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*

Exhibit
Number	Description Of Document

10.24	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan(5)*
10.25	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.26	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.27	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.28	From of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.29	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.30	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.31	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.32	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002.
10.33	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Virage Logic Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 25, 2002, except for Note 11, which is as of November 26, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of Virage Logic Corporation

     We have audited the accompanying consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows of Virage Logic Corporation for the year ended September 30, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Virage Logic Corporation for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
October 30, 2000

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

	(in thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,422	$27,868
Short-term investments	5,008	24,800
Accounts receivable, net	15,688	9,874
Costs in excess of related billings on uncompleted contracts	820	572
Prepaid expenses and other	2,512	1,579
Taxes receivable	—	1,579

Total current assets	59,450	66,272
Property, equipment and leasehold improvements, net	5,708	4,810
Goodwill, net	9,782	270
Other intangible assets, net	3,533	—
Deferred tax assets	2,442	790
Long-term investment	19,029	5,284
Other long-term assets	410	370

Total assets	$100,354	$77,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438	$399
Accrued expenses	4,240	2,789
Deferred revenues	2,936	1,046
Current portion of capital lease obligations	96	240
Income taxes payable	2,049	—

Total current liabilities	9,759	4,474
Long-term portion of capital lease obligations	—	5
Deferred tax liability	1,343	—
Merger-related obligation	1,000	—

Total liabilities	12,102	4,479
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at September 30, 2002 and 2001; Issued and outstanding shares — 20,928,231 and 20,061,095 at September 30, 2002 and 2001, respectively	20	20
Additional paid-in capital	110,530	96,855
Notes receivable from stockholders	—	(1,044)
Deferred stock-based compensation	(3,326)	(3,398)
Accumulated other comprehensive income	28	109
Accumulated deficit	(19,000)	(19,225)

Total stockholders’ equity	88,252	73,317

Total liabilities and stockholders’ equity	$100,354	$77,796

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
License	$43,942	$30,726	$19,578
Royalties	1,671	1,037	88

Revenues	45,613	31,763	19,666
Cost of revenues (exclusive of amortization of deferred stock compensation of $986, $1,389 and $1,307, respectively)	9,059	6,424	4,903

Gross profit	36,554	25,339	14,763
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $1,433, $2,095 and $2,408, respectively)	13,135	9,577	6,737
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,250, $1,909 and $1,393, respectively)	11,485	8,257	4,790
General and administrative (exclusive of amortization of deferred stock compensation of $579, $956 and $1,690, respectively)	5,191	4,364	2,402
Stock-based compensation	4,248	6,349	6,798
In-process research and development	1,100	—	—

Total operating expenses	35,159	28,547	20,727

Operating income (loss)	1,395	(3,208)	(5,964)
Interest income	1,217	3,155	850
Interest and other expenses	(81)	(62)	(255)

Income (loss) before taxes	2,531	(115)	(5,369)
Income tax provision	2,306	1,939	293

Net income (loss)	225	(2,054)	(5,662)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	(10,104)

Net income (loss) attributable to common stockholders	$225	$(2,054)	$(15,766)

Basic and diluted net income (loss) per share	$0.01	$(0.11)	$(1.98)

Shares used in computing basic net income (loss) per share	19,902	18,819	7,952

Shares used in computing diluted net income (loss) per share	21,157	18,819	7,952

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Series C
	Redeemable Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at September 30, 1999	—	—	2,979,099	$3	5,668,875	$6
Issuance of redeemable convertible Preferred stock	5,455,255	10,104	—	—	—	—
Exercise of stock options by employees, net of repurchases	—	—	—	—	1,241,125	1
Stock options exercised via note receivable	—	—	—	—	1,087,500	1
Issuance of warrants to third parties for services and assets	—	—	—	—	—	—
Noncash deemed dividends on Series C redeemable convertible preferred stock	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—
Net proceeds from initial public offering	—	—	—	—	4,715,726	5
Conversion of preferred stock upon IPO	(5,455,255)	(10,104)	(2,979,099)	(3)	7,196,275	7
Amortization of stock-based compensation	—	—	—	—	—	—
Tax benefit on exercise of non-qualified stock options under stock plans	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at September 30, 2000	—	$—	—	$—	19,909,501	$20
Common stock issued under stock option plan and stock purchase plan, net of repurchases	—	—	—	—	99,436	—
Exercise of warrants	—	—	—	—	52,158	—
Repayment from stockholders	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—
Tax benefit from employee stock option plan	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at September 30, 2001	—	$—	—	$—	20,061,095	$20
Common stock issued under stock option plan and stock purchase plan, net of repurchases	—	—	—	—	328,589	—
Options granted for services	—	—	—	—	10,000	—
Repayment from stockholders	—	—	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—
Issuance of common stock in connection with purchase of In-Chip Systems, Inc.	—	—	—	—	528,547	—
Tax benefit from employee stock option plan	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Balance at September 30, 2002	—	$—	—	$—	20,928,231	$20

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Receivable	Deferred	Other		Total
	Paid-in	From	Stock-based	Comprehensive	Accumulated	Stockholder's
	Capital	Stockholders	Compensation	Income	Deficit	Equity (Deficit)

Balance at September 30, 1999	$6,999	$(79)	$(2,201)	$—	$(1,405)	$3,323
Issuance of redeemable convertible Preferred stock	353	—	—	—	—	353
Exercise of stock options by employees, net of repurchases	493	—	—	—	—	494
Stock options exercised via note receivable	1,520	(1,521)	—	—	—	—
Issuance of warrants to third parties for services and assets	731	—	—	—	—	731
Noncash deemed dividends on Series C redeemable convertible preferred stock	10,104	—	—	—	(10,104)	—
Deferred stock-based compensation	14,627	—	(14,627)	—	—	—
Net proceeds from initial public offering	50,654	—	—	—	—	50,659
Conversion of preferred stock upon IPO	10,100	—	—	—	—	10,104
Amortization of stock-based compensation	—	—	6,798	—	—	6,798
Tax benefit on exercise of non-qualified stock options under stock plans	122	—	—	—	—	122
Net loss	—	—	—	—	(5,662)	(5,662)

Balance at September 30, 2000	$95,703	$(1,600)	$(10,030)	$—	$(17,171)	$66,922
Common stock issued under stock option plan and stock purchase plan, net of repurchases	1,098	—	—	—	—	1,103
Exercise of warrants	5	—	—	—	—	—
Repayment from stockholders	—	556	—	—	—	556
Amortization of stock-based compensation	(283)	—	6,632	—	—	6,349
Tax benefit from employee stock option plan	332	—	—	—	—	332
Unrealized gain on investments, net	—	—	—	109	—	109
Net loss	—	—	—	—	(2,054)	(2,054)

Balance at September 30, 2001	$96,855	$(1,044)	$(3,398)	$109	$(19,225)	$73,317
Common stock issued under stock option plan and stock purchase plan, net of repurchases	1,646	—	—	—	—	1,646
Options granted for services	518	—	—	—	—	518
Repayment from stockholders	—	1,044	—	—	—	1,044
Amortization of stock-based compensation	(79)	—	3,944	—	—	3,865
Issuance of common stock in connection with purchase of In-Chip Systems, Inc.	10,709	—	(3,872)	—	—	6,837
Tax benefit from employee stock option plan	881	—	—	—	—	881
Unrealized gain on investments, net	—	—	—	(81)	—	(81)
Net income	—	—	—	—	225	225

Balance at September 30, 2002	$110,530	$—	$(3,326)	$28	$(19,000)	$88,252

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000

	(In thousands)
Operating activities
Net income(loss)	$225	$(2,054)	$(5,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	500	142	19
Depreciation and amortization	3,886	2,696	1,503
Amortization of intangible assets	238	216	162
Consulting expense related to options granted	136	—	—
Issuance of warrants for services	—	—	308
Tax benefit on employee stock plans	881	332	—
Amortization of stock-based compensation	4,248	6,349	6,798
Changes in operating assets and liabilities:
Accounts receivable	(5,694)	(3,893)	(1,879)
Costs in excess of billings on uncompleted contracts	(248)	(308)	68
Prepaid expenses and other	(590)	(643)	(112)
Taxes receivable	1,582	(1,287)	(495)
Deferred tax assets	(1,652)	56	(586)
Other long term assets	(25)	45	(415)
Accounts payable	(258)	(25)	163
Accrued expenses	1,398	375	530
Deferred revenues	1,890	(759)	(30)
Income tax payable	1,972	—	—
Deferred tax liabilities	(22)	—	—

Net cash provided by operating activities	8,467	1,242	372
Investing activities
Purchase of property, plant and equipment	(4,650)	(3,343)	(2,986)
Purchase of investments	(46,268)	(24,691)	—
Proceeds from maturity of investments	46,950	—	—
Investment in Atmos Corporation	5,284	(5,284)	—
Acquisition of business, net of cash acquired	(3,270)	—	—

Net cash used in investing activities	(1,954)	(33,318)	(2,986)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	9,819
Net proceeds from issuance of stock	1,646	1,103	51,152
Repayment of notes from stockholders	1,044	556	—
Repayment of note to stockholder	(1,500)	—	—
Repayments under line of credit	—	—	(1,000)
Payments on capital lease obligations	(149)	(311)	(274)

Net cash provided by financing activities	1,041	1,348	59,697

Net increase (decrease) in cash and cash equivalents	7,554	(30,728)	57,083
Cash and cash equivalents at beginning of year	27,868	58,596	1,513

Cash and cash equivalents at end of year	$35,422	$27,868	$58,596

Supplemental disclosures of cash flow information
Cash paid for interest	$49	$201	$165
Cash paid for income taxes	$1,202	$2,842	$1,357
Supplemental schedules of noncash investing and financing activities
Capital lease obligations incurred for the purchase of equipment	$—	$—	$197
Warrants issued for property, plant and equipment	$—	$—	$422
Options granted for services	136	$—	$—

See accompanying notes.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

  Description of Business

     Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides application-optimized semiconductor intellectual property platforms (semiconductor IP) based on memory, logic and design tools that are silicon proven and production ready. These various forms of intellectual property are utilized by the Company’s customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

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

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Transactions

     Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Accounts related to operations and non-monetary balance sheet items are remeasured at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Revenue Recognition

     The Company’s revenues are derived from licenses of semiconductor intellectual property, which includes memories, standard and custom memory compilers, software development tools and logic components. Standard memory compilers and software development tools include a license of software and related maintenance services. Custom memory compilers typically include a license of software, maintenance services and customization of the software for the customer’s specific applications. Logic components include licenses of intellectual property and may include customization.

     For each arrangement, the Company determines whether persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met.

     Standard memory compiler and software development tool arrangements include either a perpetual license with maintenance or a term license with maintenance. The license fees for perpetual licenses are recognized upon the delivery of the compiler or software and the maintenance ratably over the maintenance period. Delivery is met when the products are electronically placed on our secured FTP (File Transfer Protocol) server for customer download. For agreements which contain multiple elements, the revenue for undelivered elements is unbundled from the total arrangement based on each element’s vendor-specific objective evidence of fair value and that revenue is deferred until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, the residual method is used to recognize revenue for the delivered elements. Vendor specific objective evidence for maintenance revenue is determined based on the stated renewal rate in each contract. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license.

     Revenues from logic components include licenses of intellectual property and may include library development service or technical consulting services. License agreements with no service component are recognized upon delivery. For license agreements with library development services, the library development revenue is recognized using the percentage-of-completion method. For license agreements with technical consulting services, the amount of technical consulting services is deferred based on vendor-specific objective evidence of fair value and that portion is recognized when the services are completed.

     Revenues from custom memory compilers involve customization to the functionality of the software and are recognized over the period that services are performed under the percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, progress-to-completion is determined using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until the acceptance criteria is met.

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

  Fair Value of Financial Instruments

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s financial instruments, including cash, cash equivalents, investments, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents are all highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are invested in money market funds custodied with major financial institutions. Investments with remaining maturity of less than one year are included in current assets and those with maturities greater than one year are considered long term investments. The Company classified all investments as of September 30, 2002 and September 30, 2001 as available-for-sale securities. Such investments consist of government and federal agency bonds, which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income. Realized gains and losses on investments are included in earnings. Capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and their prevailing market rates for similar instruments. The carrying value of capital leases were $96,000 and $245,000 at September 30, 2002 and 2001, respectively.

  Long-term Investment

     In July 2001, the Company completed its investment in Atmos Corporation totaling approximately $5.3 million through the purchase of 3,333,333 shares of Class D Preference Shares for cash consideration. This represented approximately a 17.5% interest in Atmos Corporation. The Company had accounted for this investment under the cost method. Atmos Corporation, later acquired by Monolithic System Technology Inc. (Mosys), was a provider of embedded dynamic random access memory (DRAM) products and associated electronic design automation tools to system-on-a-chip and integrated circuit designers. In September 2002, following the acquisition of Atmos Corporation by Mosys, the Company received approximately $5.3 million in cash consideration in exchange for all of its investment in the Class D preferred stock.

     Other long-term investments include government and federal agency bonds of $19.0 million with maturity dates greater than one year.

  Property and Equipment

     Property and equipment are recorded at cost net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the useful lives of the assets, generally three years, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

  Accounting for Internal-Use Computer Software

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $2.3 million and $1.9 million as of September 30, 2002 and 2001, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

  Intangible Assets

     Intangible assets are being amortized on a straight-line basis over their estimated useful life of five to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

  Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Customer Concentrations

     In fiscal 2002 and 2000, no individual customer accounted for 10% or more of total revenues. Customers that accounted for at least 10% of total revenues in 2001 were as follows:

Year Ended
September 30,
2001

Intel Corporation	14%
Philips Electronics	12%

  Advertising Expense

     The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $780,000, $936,000 and $318,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordingly, software costs incurred after the establishment of technological feasibility have not been significant and, therefore, have been expensed.

  Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

     The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended
	September 30,

	2002	2001	2000

	(In thousands, except per share data)

Net income (loss)	$225	$(2,054)	$(15,766)

Weighted average shares of common stock outstanding	20,452	19,976	8,887
Less weighted average shares subject to repurchase	(550)	(1,157)	(935)

Shares used in computing basic net income (loss) per share	19,902	18,819	7,952

Items net of treasury stock buyback:
Employee stock options	723	—	—
Weighted average shares subject to repurchase	497	—	—
Warrants	35	—	—

Shares used in computing diluted net income per share	21,157	18,819	7,952

Net income (loss) per share:
Basic and diluted	$0.01	$(0.11)	$(1.98)

The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for years ended September 30, 2001 and 2000. Options and warrants to purchase 4,779,596, 3,864,899 and 3,295,997 shares of common stock have been excluded for the years ended September 30, 2002, 2001 and 2000, respectively.

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

     Accumulated other comprehensive income (loss) is as follows (in thousands):

	Year Ended
	September 30,

	2002	2001	2000

Net income (loss)	$225	$(2,054)	$(15,766)
Change in net unrealized gain on investment	(81)	109	—

Accumulated other comprehensive income (loss)	144	(1,945)	(15,766)

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of application-optimized semiconductor intellectual property platforms based on memory, logic and design tools.

  Recent Accounting Pronouncements

     In accordance with Financial Accounting Standards Board Statement (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. SFAS 141 was effective for acquisitions subsequent to June 30, 2001, and SFAS 142 was effective for fiscal years beginning after December 30, 2001. At September 30, 2002 the Company had a net intangible balance of $162,000 related to goodwill and customer list purchased on December 1, 1999, $3.4 million related to technology acquired through the acquisition of In-Chip Systems, Inc. (“In-Chip”) and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In accordance with SFAS 142, the Company did not amortize goodwill relating to the In-Chip acquisition. During the year ended September 30, 2002, the Company amortized $108,000 of goodwill relating to the other acquisitions.

      A reconciliation of reported net income (loss) and net income (loss) per share to amounts adjusted for goodwill amortization, net of tax, is as follows (in thousands, except per share amounts):

	Year Ended September 30,

	2002	2001	2002

Net income (loss)	$225	$(2,054)	$(15,766)
Goodwill amortization, net of tax	—	136	102

Adjusted net income (loss)	225	(1,918)	(15,664)

Net income (loss) per share as adjusted:

Basic and diluted	$0.01	$(0.10)	$(1.97)

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. The Company does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

  Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Note 2. Business Segment Information

     The Company operates only in one segment, the sale of application-optimized semiconductor intellectual property platforms based on memory, logic and design tools.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic region based on the region the customers are located were as follows:

	Year Ended September 30,

	2002	2001	2000

	(in thousands)
Revenues:
North America	$25,622	$18,579	$12,743
Asia	10,677	6,362	5,070
EMEA	9,314	6,822	1,853

Total	$45,613	$31,763	$19,666

Long-lived assets are located primarily in North America with insignificant amounts held at the Company’s foreign locations. The Company has only one product line, therefore disclosure by product groupings is not applicable.

Note 3. Balance Sheet Components

	September 30,			September 30,
	2002			2001

			Gross			Gross
	Fair Market	Amortized	Unrealized	Fair Market		Unrealized
	Value	Cost	Gain	Value	Amortized Cost	Gain

	(in thousands)			(in thousands)
Investments:
Government and Federal Agency bonds	$24,037	$24,009	$28	$9,917	$9,845	$72
Mortgaged and asset backed securities				14,883	14,782	101

Total	$24,037	$24,009	$28	$24,800	$24,627	$173

	September 30,

	2002	2001

	(in thousands)
Accounts receivable, net:
Accounts receivable	$16,392	$10,078
Allowance for doubtful accounts	(704)	(204)

Total	$15,688	$9,874

     Write-offs against the allowance for doubtful accounts of $96,000 were recorded in the year ended September 30, 2002. No write-offs were recorded in the years ended September 30, 2001 and 2000.

	September 30,

	2002	2001

	(in thousands)
Property, equipment and leasehold improvements, net:
Furniture and fixtures	$964	$829
Computers and equipment	4,771	2,840
Software	8,002	5,661
Leasehold improvements	619	242

	14,356	9,572
Less accumulated depreciation	(8,648)	(4,762)

Total	$5,708	$4,810

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation and amortization expense related to property, equipment and leasehold improvements totaled $3.9 million, $2.7 million and $1.5 million for the years ended September 30, 2002, 2001, and 2000, respectively.

     The Company leases certain computer equipment and software under long-term capital leases. Capitalized costs of approximately $937,000 and $950,000 are included in property and equipment at September 30, 2002 and 2001, respectively. Accumulated depreciation amounted to approximately $861,000 and $785,000 at September 30, 2002 and 2001, respectively.

	September 30,

	2002	2001

	(in thousands)
Intangible assets, net:
Intangible asset	$4,149	$648
Accumulated amortization	(616)	(378)

Total	$3,533	$270

Accrued expenses:
Accrued payroll and related expenses	$2,952	$1,595
Accrued software purchase costs	—	259
Accrued maintenance support costs	—	310
Accrued acquisition costs	500	—
Other accruals	788	625

Total	$4,240	$2,789

Accumulated other comprehensive income:
Unrealized gain on investments	$28	$173
Estimated tax provision on other comprehensive income	—	(64)

Total	$28	$109

Note 4. Lease Obligations

     The Company leases its facilities under operating leases. The agreements provide for a rent escalation each year, which is included in the table below. Rent expense under operating leases was approximately $1.2 million, $1.0 million and $563,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

     Aggregate future minimum lease payments under capital leases and operating leases as of September 30, 2002 are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
2003	$105	$1,039
2004	—	704
2005	—	1,055
2006	—	1,291
2007	—	465
Thereafter	—	527

Total minimum lease and principal payments	105	$5,081

Less: Amount representing interest	9

Present value of future lease payments	96
Less: Current portion of capital lease obligations	(96)

Long-term portion of capital lease obligations	$—

     In August 2002, the Company signed a purchase agreement to purchase a building to house our development center in America for $1.2 million. Total cost of the building and leasehold improvements is expected to be approximately $1.5 million. Costs of approximately $250,000 have been incurred to date.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Stockholders’ Equity

  Founders’ Shares

     In August 1997, the Company issued 4,536,000 shares of common stock at $0.017 per share to the founders of the Company in exchange for full-recourse notes receivable of $79,138. The founders’ shares are subject to adjustment for certain events, including mergers, stock dividends, stock splits and other events. As of September 30, 2001, all founders’ shares were vested. Accordingly, no shares were subject to repurchase by the Company. As of September 30, 2002 and 2001, all notes receivable were paid in full.

  Common Stock

     The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2002, 20,928,231 shares of common stock were issued and outstanding.

     At September 30, 2002, common stock was reserved for issuance as follows:

Equity Incentive Plan	5,717,054
Employee Stock Purchase Plan	133,158
Exercise of warrants	50,000

5,900,212

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Equity Incentive Plans

     In March 2001, the stockholders approved the amended 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable immediately or may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the Company at the original exercise price until the underlying options have vested. At September 30, 2002, 311,630 shares issued and outstanding under the plans were subject to repurchase.

     Consulting expense of $136,000 was recorded for options granted to a non-employee for the year ended September 30, 2002. No such options or warrants were granted to non-employees for the years ended September 30, 2001 and 2000.

     Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the plans. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2002, no such shares have been granted.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at September 30, 1999	865,125	2,058,000	$0.20
Additional options authorized	2,195,140	—	—
Options granted	(2,349,375)	2,349,375	$3.11
Options exercised	—	(2,391,625)	$0.85
Options canceled	310,000	(310,000)	$1.28

Balance at September 30, 2000	1,020,890	1,705,750	$3.12
Additional options authorized	1,000,000	—	—
Options granted	(1,740,125)	1,740,125	$14.06
Options exercised	—	(89,769)	$1.06
Options canceled	330,720	(330,720)	$7.31

Balance at September 30, 2001	611,485	3,025,386	$9.01

Additional options authorized	2,335,520	—	—
Options granted and assumed	(1,944,754)	1,944,754	$14.79
Options exercised	—	(255,337)	$2.65
Options canceled	296,837	(296,837)	$11.38

Balance at September 30, 2002	1,299,088	4,417,966	$11.32

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2002:

				Options Outstanding		Options Exercisable

					Weighted
				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
			of	Exercise	Contractual Life	of	Exercise
			Shares	Price	(in years)	Shares	Price

$0.02	-	$1.50	538,138	$0.78	6.84	261,910	$0.56
$2.00	-	$4.00	458,160	$3.27	7.94	322,434	$3.26
$6.00	-	$10.30	517,653	$8.50	8.56	138,048	$7.54
$10.55	-	$14.00	785,407	$12.79	8.81	409,401	$12.49
$14.10	-	$15.05	605,169	$14.90	8.76	149,016	$14.80
$15.10	-	$16.07	343,864	$15.52	9.12	48,026	$15.66
$16.11	-	$16.11	822,725	$16.11	9.36	50,701	$16.11
$16.20	-	$22.81	346,850	$17.22	8.53	26,250	$16.63

Total			4,417,966			1,405,786

     The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions: a risk-free interest rate of 3.25% for 2002, 4.00% for 2001 and, 6.00% for 2000, no dividend yield for all years, expected stock price volatility of 90% in 2002 and 80% for 2001 and 2000 and a weighted average expected option life of five years for all years.

The options’ weighted average fair value, which is the value assigned to the options under SFAS 123, was $11.73, $10.11 and $1.71 for options granted during 2002, 2001 and 2000, respectively.

For purposes of SFAS 123 disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation expense for the Company’s stock option plan and stock purchase plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss would have been increased to the following approximate SFAS 123 amounts:

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended September 30,

	2002	2001	2000

Net income (loss) — as reported	$225	$(2,054)	$(15,766)
Net loss — SFAS 123 adjusted	$(10,876)	$(7,091)	$(16,754)
Basic and diluted net income (loss) per share — as reported	$0.01	$(0.11)	$(1.98)
Basic and diluted net loss per share — SFAS 123 adjusted	$(0.55)	$(0.38)	$(2.11)

     The SFAS 123 adjusted impact of options on the net loss for the years ended September 30, 2002, 2001 and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

  Employee Stock Purchase Plans

     In April 2000, the Company’s board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 320,458 shares of common stock has been reserved for issuance under this plan. In July 2001, the board of directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001 Foreign Plan. On each October 1, starting in 2001, the number of shares will be automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the board of directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year to February 15 and August 15 starting in fiscal year 2002.

     The 2000 Purchase Plan and 2001 Foreign Plan permit eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant’s compensation, at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or the end of each offering period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the 2000 Purchase Plan and 2001 Foreign Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the 2000 Purchase Plan and 2001 Foreign Purchase Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 of stock per year.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Stock-Based Compensation

     During the years ended September 30, 2000, the Company issued stock options to employees with exercise prices that it believed represented the fair value of the options. Subsequent to the commencement of the Company’s initial public offering process, the Company reevaluated the fair value of its stock options. Accordingly, in connection with such stock option grants, during the years ended September 30, 2000, the Company recorded deferred stock-based compensation of $14.6 million. This deferred compensation represents the excess of the fair value of the common stock on the date of grant over the exercise price. Deferred compensation expense is being amortized using the graded vesting method, in accordance with SFAS 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms that result in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four.

  Common Stock Valuation

     In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company reevaluated the fair value of the In-Chip common stock used to record stock-based compensation for employee stock options. In connection with all such stock option grants, during the years ended September 30, 2002, 2001 and 2000, the Company recorded a non-cash charge for stock-based compensation of $4.2 million, $6.3 million and $6.8 million, respectively. Included in the stock-based compensation for fiscal 2001, is a one-time, non-cash charge, totaling $194,000, related to the transfer of tax liability from employer to employee in connection with employee stock options granted to employees in the United Kingdom. In connection with warrants, during the year ended September 30, 2000 the Company recorded non-cash charges of $309,000.

Note 6. Related Party Transactions

     The Company has sold products and services to certain companies that are also stockholders of Virage Logic Corporation. All transactions were conducted at arm’s length. Sales to these stockholders amounted to $227,500 for the year ended September 30, 2000 for compiler development services provided to a related party for the year ended September 30, 2000. No sales to stockholders were made for the year ended September 30, 2002 and 2001, and there were no accounts receivable due from these stockholders as of September 30, 2002 and 2001.

     During fiscal year 2001, the Company sold software totaling $200,000 to Atmos Corporation, in which the Company had a 17.5% equity interest. As of September 30, 2002, the Company liquidated its investment in Atmos Corporation.

     The Company had sales of $0, $200,000 and $500,000 for the years ended September 30, 2002, 2001 and 2000 to a company in which an executive officer of the Company is a board member.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At September 30, 2002, the Company held a promissory note from an executive officer totaling $200,000. The promissory note’s outstanding principal and interest is due in fiscal year 2006.

     Management believes the rates and terms of the agreements are comparable with those entered into with independent third parties.

Note 7. Agreements with Foundries

     The Company has entered into agreements with TSMC, UMC, Chartered and Tower, third-party semiconductor foundries, under which the Company has agreed to develop memory compilers for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2002, 2001 and 2000, royalty revenues were $1.7 million, $1.0 million and $88,000, respectively.

Note 8. Income Taxes

     The domestic and foreign components of income before provision for income taxes are as follows:

	Year Ended September 30,

	2002	2001

Domestic	$2,486,000	$(115,000)
Foreign	45,000	—

Total	$2,531,000	$(115,000)

     The provision for income taxes for the years ended September 30, 2002, 2001 and 2000 consists of the following:

	Year Ended September 30,

	2002	2001	2000

Current:
Federal	$3,357,000	$1,631,000	$689,000
State	277,000	207,000	151,000
Foreign	450,000	44,000	39,000
Deferred:
Federal	(1,518,000)	53,000	(586,000)
State	(260,000)	4,000	—
Foreign	—	—	—

Total	$2,306,000	$1,939,000	$293,000

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax expense differed from the amounts computed at the US statutory federal income tax rate of 34% in 2002 and 35% in 2001 and 2000 to pre-tax income (loss) as a result of the following:

	Year Ended September 30,

	2002	2001	2000

Federal tax at statutory rate	$861,000	$(39,000)	$(1,825,000)
State taxes	139,000	167,000	100,000
Stock-based compensation	1,125,000	1,810,000	2,312,000
R&D credit	(308,000)	(54,000)	(201,000)
Valuation allowance	—	(242,000)	(275,000)
In-process R&D	374,000	—	—
Foreign taxes, net of credit	193,000	47,000	39,000
Other	(78,000)	250,000	143,000

Total	$2,306,000	$1,939,000	$293,000

     Significant components of the Company’s deferred tax assets are as follows:

	Year Ended September 30,

	2002	2001

Deferred tax assets:
Deferred revenue	$1,170,000	$489,000
Compensation accrual	236,000	160,000
Other accruals/reserves not currently deductible	345,000	209,000
Depreciation	691,000	5,000

Total deferred tax assets	2,442,000	863,000
Deferred tax liabilities:
Acquired intangibles	(1,343,000)	—
Other		(73,000)

Net deferred tax assets	$1,099,000	$790,000

     The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2002 based on availability of taxable income in the carryback periods for federal purposes. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is necessary. The Company has used all of its net operating loss carryforwards.

     The Company has not provided US income taxes on any of foreign earnings as management intends to indefinitely reinvest these earnings offshore.

     The earnings from foreign operations in India are subject to tax holiday due to a grant effective through 2009. The grant provides for tax relief if certain conditions are met. The company believes it continues to be in compliance with these conditions at September 30, 2002. Indian earnings will be not be taxed in the current year and will be taxed at 10% in the following year. The impact of this benefit on the current year was not significant.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Acquisition

     On May 24, 2002, the Company acquired In-Chip Systems, Inc., a privately-held corporation based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of the Company’s common stock. The acquisition is expected to strengthen the Company’s position in the semiconductor intellectual property market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition brings to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.

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

$17,034

     The final purchase price allocation will be determined upon finalization of the closing balance sheet, finalization of estimates for direct acquisition costs and a comprehensive final evaluation of the fair value of all assets and liabilities. The purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Tangible assets acquired	$2,067
Liabilities assumed	(1,923)
Deferred compensation	3,873
In process research and development	1,100
Intangible assets	3,500
Goodwill	9,782
Deferred tax liability	(1,365)

Total consideration	$17,034

     The purchase price includes $5.5 million of cash to be paid out, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders as of September 30, 2002, with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. Deferred compensation recorded in connection with the acquisition will be amortized over the original vesting period of the options assumed.

     Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The valuation of the acquired intangible assets was based on management’s estimates using a preliminary valuation report prepared by an independent third-party valuation consultant and consists of existing technology. Acquired intangible assets will be amortized over their estimated useful life of approximately 10 years. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

     Approximately $1.1 million of the purchase price represents the estimated fair value of acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed upon the acquisition date. The value assigned to purchased in-process technology comprises of development costs related to the non-customized version of the product.

     The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues to be earned upon commercialization of the products. These cash flows were then discounted back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects.

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

	Year Ended September 30,

	2002	2001

Revenues	$48,356	$34,744
Net Loss	(1,725)	(4,764)
Basic and diluted EPS	$(0.09)	$(0.25)

     For the years ended September 30, 2002, 2001 and 2000, amortization of the intangible assets was $238,000, $216,000 and $162,000, respectively.

Note 10. Fiscal Year 2002 Bonus Plans

  Fiscal Year 2002 Executive Variable Incentive Pay Plan

     In November 2001, the Company’s board of directors approved the adoption of the Virage Logic Fiscal Year 2002 Executive Variable Incentive Pay Plan (the VIP Plan). The VIP Plan limits eligibility to employees at the president, vice president, director and manager levels. Payments to participants in the VIP Plan are based on the Company’s fiscal year 2002 revenue and operating results as compared to the planned results. Eligible participants may receive additional compensation of 15% to 50% of base salary, depending on the Company’s financial results.

  Fiscal Year 2002 Employee Bonus Program

     For fiscal year 2002, the Company approved the bonus program for its United States employees, other than sales and marketing employees and participants in the Fiscal Year 2002 Executive Variable Incentive Pay Plan. Under this program, a bonus pool of up to 5% of quarterly payroll is distributed quarterly.

     For the years ended September 30, 2002, 2001 and 2000, approximately $758,000, $960,000 and $343,000 of compensation was expensed under all of the Company’s bonus plans.

Note 11. Subsequent Events

Subsequent to year end, Dr. Tushar Gheewala resigned his employment with the Company. In addition, as disclosed in the 8-K filing dated November 26, 2002, Dr. Gheewala filed a lawsuit against the Company. In the lawsuit, Dr. Gheewala is seeking declaratory relief, rescission of his employment agreement with the Company, the monetary value of patents Dr. Gheewala assigned to In-Chip prior to In-Chip’s discussions with the Company, the value of unvested shares and salary payments, punitive damages, interest and cost of suit. The Company believes that the lawsuit has no merit and intends to defend it vigorously. No amounts have been recorded in the financial statements for any contingency associated with this litigation.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Quarterly Results (unaudited)

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,086	$12,233	$10,647	$9,647	$9,085	$8,483	$7,601	$6,594
Cost of revenues (exclusive of amortization of deferred stock compensation of $332, $287, $172, $195, $241, $284, $345 and $519, respectively)	2,497	2,463	2,175	1,924	1,836	1,698	1,402	1,488

Gross profit	10,589	9,770	8,472	7,723	7,249	6,785	6,199	5,106
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $491, $416, $239, $287, $342, $408, $563, and $782, respectively)	3,692	3,575	3,028	2,840	2,608	2,440	2,287	2,242
Sales and marketing (exclusive of amortization of deferred stock compensation of $419, $363, $214, $254, $520, $388, $492 and $509 respectively)	3,145	3,115	2,716	2,509	2,482	2,320	1,996	1,459
General and administrative (exclusive of amortization of deferred stock compensation of $247, $141, $87, $104, $141, $192, $299 and $324, respectively)	1,855	1,206	1,105	1,025	1,075	1,148	1,212	929
Stock-based compensation	1,489	1,207	712	840	1,244	1,272	1,699	2,134
In-process research and development	—	1,100	—	—	—	—	—	—

Total operating expenses	10,181	10,203	7,561	7,214	7,409	7,180	7,194	6,764

Operating income (loss)	408	(433)	911	509	(160)	(395)	(995)	(1,658)
Interest income	243	261	273	440	618	696	828	1,013
Interest and other expenses	69	(11)	(13)	(2)	6	(18)	(26)	(24)
Recovery (impairment) of investment	5,160	(5,284)	—	—	—	—	—	—

Income (loss) before taxes	5,880	(5,467)	1,171	947	464	283	(193)	(669)
Income tax provision	495	537	659	615	230	586	508	615

Net income (loss) attributable to common stockholders	$5,385	$(6,004)	$512	$332	$234	$(303)	$(701)	$(1,284)

Basic net income (loss) per share	$0.26	$(0.30)	$0.03	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

Diluted net income (loss) per share	$0.25	$(0.30)	$0.02	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 16th day of December 2002.

VIRAGE LOGIC CORPORATION

By:	/s/ ADAM A. KABLANIAN
Adam A. Kablanian President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM A. KABLANIAN Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2002

/s/ JAMES R. PEKARSKY James R. Pekarsky	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 16, 2002

/s/ RICHARD ELKUS, JR. Richard Elkus, Jr.	Director	December 16, 2002

/s/ MICHAEL HACKWORTH Michael Hackworth	Director	December 16, 2002

/s/ ALEXANDER SHUBAT Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	December 16, 2002

/s/ MICHAEL STARK Michael Stark	Director	December 16, 2002

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam A. Kablanian, President and Chief Executive Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Virage Logic Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Adam A. Kablanian
Adam A. Kablanian President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Pekarsky, Vice President and Chief Financial Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Virage Logic Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ James R. Pekarsky
James R. Pekarsky Vice President of Finance and Chief Financial Officer

VIRAGE LOGIC CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

Allowance for Doubtful Accounts
Year ended September 30, 2000	$43	$19	$—	$62
Year ended September 30, 2001	$62	$142	$—	$204
Year ended September 30, 2002	$204	$596	$(96)	$704

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.12	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.13	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.14	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.15	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.16	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.17	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.18	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.19	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.20	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.21	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.22	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.23	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*

Exhibit
Number	Description Of Document

10.24	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan(5)*
10.25	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.26	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.27	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.28	From of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.29	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.30	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.31	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.32	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002
10.33	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.