Form 10-Q
period 2002-12-31
VIRAGE LOGIC CORP
filed 2003-02-14
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending December 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

47100 Bayside Parkway
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

Yes  X      No   ___

Indicate by a check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [X]  No  [  ]

As of January 31, 2003 there were 20,983,624 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$49,497	$35,422
Short-term investments	—	5,008
Accounts receivable, net	15,559	15,688
Costs in excess of related billings on uncompleted contracts	620	820
Prepaid expenses and other	2,890	2,512

Total current assets	68,566	59,450
Long-term investments	8,039	19,029
Property and equipment, net	6,881	5,708
Goodwill	9,782	9,782
Intangible assets, net	3,436	3,533
Deferred tax assets	2,442	2,442
Other assets	409	410

Total assets	$99,555	$100,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$438
Accrued expenses	4,173	4,240
Deferred revenue	3,048	2,936
Capital lease obligations, current	71	96
Income taxes payable	845	2,049

Total current liabilities	8,555	9,759
Deferred tax liabilities	1,343	1,343
Other	1,000	1,000

Total liabilities	10,898	12,102
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at December 31, 2002 and September 30, 2002,
Issued and outstanding shares – 20,975 and 20,928 at December 31, 2002 and September 30, 2002, respectively	21	20
Additional paid-in capital	108,736	110,530
Accumulated other comprehensive income	39	28
Deferred stock-based compensation	(754)	(3,326)
Accumulated deficit	(19,385)	(19,000)

Total stockholders’ equity	88,657	88,252

Total liabilities and stockholders’ equity	$99,555	$100,354

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	December 31,

	2002	2001

Revenue:
License	11,050	9,294
Royalties	515	353

Revenues	$11,565	$9,647
Cost of revenues (exclusive of amortization of deferred stock compensation of $132 and $195, respectively)	2,651	1,924

Gross profit	8,914	7,723
Operating expenses:
Research and development (exclusive of amortization of deferred stock compensation of $230 and $287, respectively)	4,629	2,840
Sales and marketing (exclusive of amortization of deferred stock compensation of $154 and $254, respectively)	3,083	2,509
General and administrative (exclusive of amortization of deferred stock compensation of $59 and $104, respectively)	1,185	1,025
Stock-based compensation	575	840

Total operating expenses	9,472	7,214

Operating income (loss)	(558)	509
Interest income and other expense, net	249	438

Income (loss) before taxes	(309)	947
Income tax provision	76	615

Net income (loss)	$(385)	$332

Basic and diluted net income (loss) per share	$(0.02)	$0.02

Shares used in computing per share amounts:
Basic	20,453	19,326

Diluted	20,453	20,607

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,

	2002	2001

Operating activities
Net income (loss)	$(385)	$332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	89
Depreciation and amortization	703	791
Amortization of intangible assets	97	54
Amortization of stock-based compensation	575	840
Changes in operating assets and liabilities:
Accounts receivable	129	(3,104)
Costs in excess of related billings on uncompleted contracts	200	(40)
Prepaid expenses and other	(377)	143
Taxes receivable	—	1,065
Deferred tax assets	—	(41)
Accounts payable	(20)	(20)
Accrued expenses	(67)	411
Deferred revenue	112	956
Income taxes payable	(1,204)	612

Net cash provided by (used in) operating activities	(237)	2,088
Investing activities
Purchase of property and equipment	(1,876)	(1,052)
Purchase of investments	(3,989)	(237)
Proceeds from maturities of investments	19,998	5,000

Net cash provided by investing activities	14,133	3,711
Financing activities
Net proceeds from issuance of common stock	204	187
Repayment from stockholders	—	785
Principal payments on capital lease obligations	(25)	(45)

Net cash provided by financing activities	179	927
Net increase in cash and cash equivalents	14,075	6,726
Cash and cash equivalents at beginning of period	35,422	27,868

Cash and cash equivalents at end of the period	$49,497	$34,594

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Policies

Description of Business

Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides application-optimized semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and IP development tools that are silicon proven and production ready. These various forms of intellectual property are utilized by the Company’s customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2002 and September 30, 2002, and for the three months ended December 31, 2002 and 2001, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of December 31, 2002, and our results of operations and cash flows for the three months ended December 30, 2002 and 2001, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 16, 2002. Our balance sheet as of September 30, 2002, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Our results for the three months ended December 31, 2002 are not necessarily indicative of the expected results for any other interim period or the year ending September 30, 2003. The accompanying condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Net Income (Loss) Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprised of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	December 31,

	2002	2001

Net income (loss)	$(385)	$332

Basic:
Weighted average shares of common stock outstanding	20,971	20,088
Less weighted average shares subject to repurchase	(518)	(762)

Shares used in computing basic net income (loss) per share	20,453	19,326

Diluted:
Items net of treasury stock buyback:
Employee stock options stock outstanding	—	560
Weighted average shares subject to repurchase	—	687
Warrants	—	34

Shares used in computing diluted net income per share	20,453	20,607

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.02

The weighted average dilutive potential shares that were anti-dilutive and excluded from the calculation of diluted net income per share for the three months ended December 31, 2002 amount to approximately 829,000 shares. There were no anti-dilutive shares for the three months ended December 31, 2001.

Note 3. Comprehensive Income (Loss)

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for the reporting and display of comprehensive income (loss) and its related components. Total comprehensive income (loss), related primarily to the change in unrealized gains and losses on investments made by the Company. Total comprehensive income (loss) did not differ materially from net income (loss) reported for the three months ended December 31, 2002 and 2001.

Note 4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the sale of application-optimized semiconductor intellectual property platforms based on memory, logic and design tools.

Information regarding revenues for the three months ended December 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	December 31,

	2002	2001

Revenues:
North America	$5,385	$6,281
EMEA	2,252	1,458
Asia Pacific	3,928	1,908

Total	$11,565	$9,647

The allocation of revenues by geographic region in the table above is based on the location of our customer’s operations. As the majority of the Company’s long-lived assets are located primarily in North America no separate disclosure of the long-lived assets by geographic location is considered meaningful.

Note 5. Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, and early application is encouraged. SFAS 146 is applied prospectively on adoption and, as a result, does not have any impact on the Company's current financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF 00-21 will be effective for interim periods beginning after June 15, 2003. The Company has assessed the impact of EITF 00-21 and believes its current accounting policies are in compliance, therefore the Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of the adoption of this standard is not material as the liability associated with the warranty provisions has not been significant for the period presented.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 6. Commitments and Contingencies

On December 18, 2002, the Company and Dr. Tushar Gheewala reached a resolution of the lawsuit Dr. Gheewala filed against the Company in the California Superior Court in Alameda County. Dr. Gheewala has agreed to dismiss the lawsuit with prejudice and to withdraw his claims against the Company. The results of this settlement were not material to the financial statement for the period ended December 31, 2002.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and includes statements relating to products, customers, business prospects, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, business and economic conditions generally and in the semiconductor industry in particular, competition in the market for embedded memories and logic platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission on December 16, 2002.

Overview

     Virage Logic Corporation provides application-optimized semiconductor intellectual property semiconductor IP) platforms based on memory, logic and IP development tools that are silicon proven and production ready. These various forms of intellectual property are utilized by our customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

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

     The license of our semiconductor IP typically covers a range of embedded memory and logic products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses. All revenues to date have been denominated in U.S. dollars.

     Revenues from sales of perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations of us, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, we defer recognizing the revenues until such time as all criteria are met. Revenues from term licenses are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     In addition, licenses of custom memory compilers or logic libraries require that we customize the functionality of the software for the customer’s specific applications or develop libraries. In that case, we recognize revenues over the period that we perform the customization services using the percentage-of-completion method.

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

     We derive our royalty revenues from third-party foundries that manufacture chips incorporating our ASAP memory products for our fabless customers. In addition, we have entered into agreements that provide for the payment of royalties for our CUSTOM-TOUCH® STAR™ Memory System, NetCAM™ and NOVeA™ technologies directly by our customers, as well as from third-party foundries that manufacture chips incorporating these technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent substantially all of our revenues. Royalty revenues for the three months ended December 31, 2002 and 2001 were $515,000 and $353,000, respectively.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. The composition of our top ten customers has changed from time to time. For the three months ended December 31, 2002, no single customer generated more than 10% of our revenues. For the three months ended December 31, 2001, ATI Technologies and United Microelectronics Company (UMC) accounted for 10% and 15% of revenues, respectively.

     We have incurred, and will incur in future periods, substantial expenses relating to the amortization of stock-based compensation, which represents non-cash charges incurred as a result of the issuance of stock options and restricted stock to employees at less than their deemed fair value. These charges are recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant. The deferred stock-based compensation balance at December 31, 2002 and 2001 was $0.8 million and $3.3 million, respectively. This amount is presented as a reduction of stockholders’ equity and is being amortized using the graded-vesting method over the vesting period of the applicable options, generally four years. The amortization of stock-based compensation for options granted through December 31, 2002 is estimated to be $0.6 million in 2003 and $0.2 million in 2004.

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

     We have identified the following as critical accounting policies to our company:

•	revenue recognition

•	accounts receivable

•	valuation of long-lived assets and investments

•	purchased intangibles, including goodwill

•	accounting for stock options

•	income taxes.

Revenue recognition

     Our revenue recognition policy uses specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenue from term licenses are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     Revenues from custom memory compilers involve customization to the functionality of the software and are therefore recognized over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are being completed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until the acceptance criteria is met.

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

Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

Purchased Intangibles, Including Goodwill

     In accordance with SFAS 142, we will evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip, the valuation of intangible assets was based on management’s estimates using a report prepared by an independent third-party valuation consultant. Such estimates include cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired.

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

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences result in deferred tax assets and liabilities. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need, if any, for additional valuation allowances.

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended
	December 31,

	2002	2001

Revenue:
License	95.5%	96.3%
Royalties	4.5	3.7

Revenues	100.0	100.0
Cost of revenues	22.9	19.9

Gross profit	77.1	80.1
Operating expenses:
Research and development	40.0	29.4
Sales and marketing	26.7	26.0
General and administrative	10.2	10.6
Stock-based compensation	5.0	8.7

Total operating expenses	81.9	74.7

Operating income (loss)	(4.8)	5.4
Interest and other expenses	2.2	4.5
Income tax provision	(0.7)	(6.4)

Net income (loss)	(3.3)%	3.5%

Three Months Ended December 31, 2002 and 2001

     Revenues. Revenues increased by 20% to $11.6 million from $9.6 million for the three months ended December 31, 2002 and 2001, respectively. The increase in revenues for the three months ended December 31, 2002 is primarily due to the continuing sale of our embedded memory and logic products with differing geometry variations for a multitude of process foundries. First quarter sales for fiscal year 2003 were lower than expected due to a delay of purchases by our customers.

     For the three months ended December 31, 2002 and 2001, sales by geometry and by application are as follows:

	Three Months Ended
	December 31,

	2002	2001

By geometry:
0.18 micron technology	19%	19%
0.13 micron technology	53	63
90 nanometer technology	20	5
Other	8	13
By application:
Communications	59%	52%
Consumer electronics	36	28
Computer applications	5	20

     We have experienced increased revenues from EMEA and Asia for the three months ended December 31, 2002 over the same period last fiscal year. These results are attributable to our growing sales forces in these geographies and a further enhancement of customer relationships in these regions. Royalty revenues totaled $515,000 for the three months ended December 31, 2002, up from $353,000 for the same period last fiscal year.

     Gross Profit. Gross profit is calculated as revenues less cost of revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Gross margin percentage decreased to 77% for the three months ended December 31, 2002, from 80% the comparable period in fiscal year 2002. This decrease is primarily due to the lower than expected sales volume, coupled with fixed personnel facilities and equipment costs. Although efforts were made to redeploy engineering capacity to certain research and development activities, such efforts could not fully offset the impact of lower than expected sales. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as sales volume levels continue to fluctuate relative to the engineering capacity. Cost of revenues excludes $132,000 and $195,000 of amortization of stock-based compensation for the three months ended December 31, 2002 and 2001, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense increased 63% to $4.6 million for the three months ended December 31, 2002 from $2.8 million for the same period last fiscal year. The increase in research and development expense was primarily due to the increase in the number of employees involved in research and development for the 90 nanometer and 65 nanometer technologies, NOVeA embedded memory technologies, and ASAP Logic™ product offerings. Research and development expense as a percentage of revenues increased to 40% for the three months ended December 31, 2002, as compared to 29% for the same period last fiscal year. This increase is due to the redeployment of engineering capacity from cost of revenue activities to research and development, increases in depreciation related to capital spending for both computer hardware and software and software license and maintenance fees for software technology used in the development of our products. We anticipate that research and development expense will continue to increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $230,000 and $287,000 of amortization of stock-based compensation for the three months ended December 31, 2002 and 2001, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion related costs. Sales and marketing expense increased 23% to $3.1 million for the three months ended December 31, 2002 from $2.5 million for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 27% for the three months ended December 31, 2002, as compared to 26% for the same period last fiscal year. The increase in sales and marketing expense was due to the hiring of additional personnel, additional commissions based on increased sales volume, advertising and promotional costs and expanded sales and marketing activities. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $154,000 and $254,000 of amortization of stock-based compensation for the three months ended December 31, 2002 and 2001, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased by 16% to $1.2 million for the three months ended December 31, 2002 from $1.0 million for the same period last fiscal year. The increase in general and administrative expense was primarily due to increased professional service costs, principally for legal advisory and accounting services and increased patent amortization costs. General and administrative expense excludes $59,000 and $104,000 of amortization of stock-based compensation for the three months ended December 31, 2002 and 2001, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, the Company has aggregated deferred stock-based compensation of approximately $754,000 for the period ended December 31, 2002 and $3.3 million for the period ended September 30, 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or stock, generally four years. The deferred stock-based compensation balance decreased $2.5 million primarily due to the cancellation of unvested shares associated with the resignation of Tushar Gheewala and amortization of other stock based awards. The Company amortized, net of cancellations, $575,000 and $840,000 during the three months ended December 31, 2002 and 2001, respectively.

     Interest Income and Other Expenses. Interest income decreased to $249,000 for the three months ended December 31, 2002 from $438,000 for the same period last fiscal year. This decrease was due to a continuing decline in interest rates.

     Income Tax Provision. The provision for income taxes was $76,000 and $615,000 for the three months ended December 31, 2002 and 2001, respectively. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had $57.5 million in cash, cash equivalents and government security investments, as compared with $59.5 million at September 30, 2002. We believe that our cash, cash equivalents and investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash used in operating activities was $237,000 for the first three months of fiscal 2003. Net cash used in operating activities resulted from a net loss of $385,000, an increase in prepaid expenses and other, and a decrease in income taxes payable, offset by non-cash charges associated with the amortization of stock-based compensation and depreciation and amortization.

     Net cash provided by investing activities was $14.1 million for the first three months of fiscal 2003. Net cash provided by investing activities was due to the accelerated maturity of government security investments resulting from the exercise of call options by the issuer, offset by the purchase of short-term and long-term government investments and acquisitions of property and equipment.

     Net cash provided by financing activities was $179,000 for the first three months of fiscal 2003. Net cash provided by financing activities was due to proceeds from the issuance of common stock offset in part by principal payments on capital lease obligations.

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

     The Company has outstanding obligations under capital lease lines, with payments due through June 2003. At December 31, 2002, $71,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

     The following table summarizes our contractual obligations as of December 31, 2002 (Less than 1 year amounts are for January 1, 2003 to September 30, 2003):

	Payments Due by Period (in thousands)

		Less than	1-3	4-5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

Operating lease obligations	$4,802	$760	$1,759	$1,756	$527
Capital lease obligations	71	71	—	—	—
Building purchase	524	524	—	—	—
Other contractual obligations	1,500	500	1,000	—	—

Total contractual obligations	$6,897	$1,855	$2,759	$1,756	$527

     In July 2002, the Company signed an initial contract to purchase a building in the Republic of Armenia. The total cost of the building and certain renovations is approximately $1.7 million of which the Company has paid approximately $1.2 million to date. The Company plans to use the building as office space for its engineering and design center based in Yerevan.

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

     We currently have subsidiaries in Israel, Germany and Japan, and we expect to continue expanding our direct sales force in those countries. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and India and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting intellectual property, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia and India, and to otherwise conduct business effectively in Armenia and India

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks;

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

General economic conditions and recent terrorist attacks may reduce our revenues and harm our business.

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

     Sales to customers located outside North America accounted for 53% of our revenues for the quarter ended December 31, 2002, and 44%, 42%, and 35% of our revenues in fiscal 2002, 2001, and 2000, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our CUSTOM-TOUCH STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the quarter ended December 31, 2002 and 2001, we recorded approximately $515,000 and $353,000, respectively, of royalty revenues. In the first quarter of fiscal year 2003, we received our first royalty payment directly from a fabless customer. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, potential slow down for manufacturing of certain newer process technology, the cyclical nature of the semiconductor industry that affect the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the quarter ended December 31, 2002 and in fiscal 2002, no single customer generated more than 10% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

     During the quarter ended December 31, 2002, we recorded a net loss of $385,000. In fiscal year 2002, we recorded our first profitable year of operations. The most recent quarter’s loss was due principally to below target revenues recorded after certain customers deferred purchasing decisions. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business and expect to increase the size of our company in the next twelve months, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 284 full-time employees at September 31, 2002 to 293 full-time employees at December 31, 2002 We have continued to increase our international presence, have increased substantially the number of our customers and acquired In-Chip Systems, Inc in May 2002. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.

     We acquired In-Chip Systems, Inc. in May 2002, and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. The In-Chip acquisition as well as other future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of the business of In-Chip and of other acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners of In-Chip and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our core business, the sale of semiconductor intellectual property for the memory and logic elements of systems-on-a-chip, has limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because our license agreements provide for payment in U.S. dollars.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. At December 31, 2002, we maintained $49.5 million in cash or short-term money market mutual funds and held $8.0 million of United States agency securities with maturities of greater than one year. Due to the overall short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     On December 18, 2002, the Company and Dr. Tushar Gheewala reached a resolution of the lawsuit Dr. Gheewala filed against the Company in the California Superior Court in Alameda County. Dr. Gheewala has agreed to dismiss the lawsuit with prejudice and to withdraw his claims against the Company. Terms of the settlement were not disclosed.

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

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.34 Virage Logic Corporation Fiscal Year 2003 Executive Variable Incentive Pay Plan #*

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential treatment requested.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

The registrant filed Current Reports on a Form 8-K on November 26, 2002 and January 3, 2003, under Item 2, to disclose a litigation matter and its outcome

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN President, Chief Executive Officer and Chairman of the Board

/s/ James R. Pekarsky

JAMES R. PEKARSKY Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam A. Kablanian, President and Chief Executive Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ Adam A. Kablanian

Adam A. Kablanian President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Pekarsky, Vice President and Chief Financial Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ James R. Pekarsky

James R. Pekarsky Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.34	Virage Logic Corporation Fiscal Year 2003 Executive Variable Incentive Pay Plan #*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Confidential treatment requested.

*	Management contract or compensatory plan or arrangement.