Form 10-Q
period 2003-03-31
VIRAGE LOGIC CORP
filed 2003-05-15
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number   000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of	(IRS Employer Identification No.)
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

As of April 30, 2003 there were 20,968,079 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$38,854	$35,422
Short-term investments	20,090	5,008
Accounts receivable, net	11,596	15,688
Costs in excess of related billings on in process contracts	608	820
Prepaid expenses and other current assets	2,515	2,512
Taxes receivable	148	—

Total current assets	73,811	59,450
Long-term investments	—	19,029
Property and equipment, net	7,185	5,708
Goodwill	9,782	9,782
Intangible assets, net	3,341	3,533
Deferred tax assets	2,442	2,442
Other assets	413	410

Total assets	$96,974	$100,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318	$438
Accrued expenses	4,216	4,240
Deferred revenue	2,630	2,936
Capital lease obligations, current	38	96
Income taxes payable	—	2,049

Total current liabilities	7,202	9,759
Deferred tax liabilities	1,343	1,343
Other	500	1,000

Total liabilities	9,045	12,102
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at December 31, 2002 and September 30, 2002,
Issued and outstanding shares – 20,962 and 20,928 at March 31, 2003 and September 30, 2002, respectively	21	20
Additional paid-in capital	109,172	110,530
Accumulated other comprehensive income	5	28
Deferred stock-based compensation	(319)	(3,326)
Accumulated deficit	(20,950)	(19,000)

Total stockholders’ equity	87,929	88,252

Total liabilities and stockholders’ equity	$96,974	$100,354

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
License	$9,046	$10,239	$20,096	$19,533
Royalties	579	408	1,094	761

Revenues	9,625	10,647	21,190	20,294
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $86, $172, $218 and $367, respectively)	2,239	2,175	4,890	4,099
Research and development (exclusive of amortization of deferred stock compensation of $193, $239, $423 and $526, respectively)	5,021	3,028	9,650	5,868
Sales and marketing (exclusive of amortization of deferred stock compensation of $112, $214, $266 and $468, respectively)	2,930	2,716	6,013	5,225
General and administrative (exclusive of amortization of deferred stock compensation of $50, $87, $109 and $191, respectively)	1,309	1,105	2,494	2,130
Stock-based compensation	441	712	1,016	1,552

Total cost and expenses	11,940	9,736	24,063	18,874

Operating income (loss)	(2,315)	911	(2,873)	1,420
Interest income and other expense, net	139	260	388	698

Income (loss) before taxes	(2,176)	1,171	(2,485)	2,118
Income tax provision (benefit)	(611)	659	(535)	1,274

Net income (loss)	$(1,565)	$512	$(1,950)	$844

Basic net income (loss) per share	$(0.08)	$0.03	$(0.09)	$0.04

Diluted net income (loss) per share	$(0.08)	$0.02	$(0.09)	$0.04

Shares used in computing per share amounts:
Basic	20,729	19,624	20,649	19,475
Diluted	20,729	21,194	20,649	20,872

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,

	2003	2002

Operating activities
Net income (loss)	$(1,950)	$844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	29	139
Depreciation and amortization	1,677	1,685
Amortization of intangible assets	192	108
Consulting expense related to options granted	—	34
Amortization of stock-based compensation	1,016	1,552
Changes in operating assets and liabilities:
Accounts receivable	4,063	(3,432)
Costs in excess of related billings on in process contracts	212	(1)
Prepaid expenses and other current assets	(3)	265
Taxes receivable	(148)	872
Deferred tax assets	—	(87)
Other assets	(3)	(58)
Accounts payable	(120)	135
Accrued expenses	(24)	260
Deferred revenue	(306)	850
Income taxes payable	(2,049)	2

Net cash provided by operating activities	2,586	3,168
Investing activities
Purchase of property and equipment	(3,154)	(2,656)
Purchase of investments	(24,023)	(17,222)
Proceeds from maturities of investments	27,947	24,950
Payment of merger related obligation	(500)	—

Net cash provided by investing activities	270	5,072
Financing activities
Net proceeds from issuance of common stock	634	870
Repayment of stockholder notes	—	950
Principal payments on capital lease obligations	(58)	(90)

Net cash provided by financing activities	576	1,730
Net increase in cash and cash equivalents	3,432	9,970
Cash and cash equivalents at beginning of period	35,422	27,868

Cash and cash equivalents at end of the period	$38,854	$37,838

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Policies

  Description of Business

Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides application-optimized semiconductor intellectual property (semiconductor IP) platforms based on memory, logic, I/Os (input/output interface components) and IP development tools that are silicon proven and production ready. These various forms of intellectual property are utilized by the Company’s customers to design and manufacture system-on-a-chip (SOC) integrated circuits for high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

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

  Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2003 and September 30, 2002, and for the three and six months ended March 31, 2003 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of March 31, 2003, our results of operations for the three and six months ended March 31, 2003 and 2002, and cash flows for the six months ended March 31, 2003 and 2002, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our balance sheet as of September 30, 2002, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Our results for the three and six months ended March 31, 2003 are not necessarily indicative of the expected results for any other interim period or the year ending September 30, 2003. The accompanying condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform with current period presentation.

Note 2. Net Income (Loss) Per Share

Basic net income per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprised of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net income (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss)	$(1,565)	$512	$(1,950)	$844

Basic:
Weighted average shares of common stock outstanding	20,965	20,228	20,915	20,158
Less weighted average shares subject to repurchase	(236)	(604)	(266)	(683)

Shares used in computing basic net income (loss) per share	20,729	19,624	20,649	19,475

Diluted:
Employee stock options and unvested common stock outstanding	—	1,520	—	1,345
Unexercised warrants	—	38	—	36
Employee stock purchase plan	—	12	—	16

Shares used in computing diluted net income per share	20,729	21,194	20,649	20,872

Net income (loss) per share:
Basic	$(0.08)	$0.03	$(0.09)	$0.04

Diluted	$(0.08)	$0.02	$(0.09)	$0.04

The weighted average diluted potential shares that were anti-dilutive and excluded from the calculation of diluted net income per share are approximately 209,000 and 448,000 shares for the three and six months ended March 31, 2003, respectively.

Note 3. Comprehensive Income (Loss)

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for the reporting and display of comprehensive income (loss) and its related components. Total comprehensive income (loss) related primarily to the change in unrealized gains and losses on investments made by the Company. Total comprehensive income (loss) did not differ materially from net income (loss) reported for the three and six months ended March 31, 2003 and 2002.

Note 4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the sale of application-optimized semiconductor intellectual property platforms based on memory, logic and IP development tools.

Information regarding revenues for the three and six months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues:
United States	$4,382	$5,612	$9,073	$9,802
Canada	195	626	890	2,717
Japan	1,042	129	2,693	592
Taiwan	1,222	1,025	3,418	2,370
EMEA	1,624	3,221	3,876	4,679
Other	1,160	34	1,240	134

Total	$9,625	$10,647	$21,190	$20,294

EMEA is defined as Europe, Middle East and Africa. The allocation of revenues by geographic region in the table above is based on the location of our customer’s operations. Sales to Singapore were $1.1 million and $1.2 million for the three and six months ended March 31, 2003, respectively. As the majority of the Company’s long-lived assets are located primarily in the United States no separate disclosure of the long-lived assets by geographic location is considered meaningful.

Note 5. Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for its employee stock options and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had recognized compensation expense based upon the fair value of stock options awards at the grant date consistent with the guidelines set forth under SFAS 123, the proforma amounts for net income (loss) and net income (loss) per share would be presented as indicated below (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$(1,565)	$512	$(1,950)	$844
Add: Stock-based compensation expense included in reported net income (loss)	441	712	1,016	1,552
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(3,103)	(3,571)	(5,215)	(5,873)

Proforma net loss	$(4,227)	$(2,347)	$(6,149)	$(3,477)

Shares used in computing per share amounts:
Basic	20,729	19,624	20,649	19,475
Diluted	20,729	21,194	20,649	20,872
Net income (loss) per share - as reported
Basic	$(0.08)	$0.03	$(0.09)	$0.04

Diluted	$(0.08)	$0.02	$(0.09)	$0.04

Net loss per share - proforma
Basic and diluted	$(0.20)	$(0.12)	$(0.30)	$(0.18)

Note 6. Commitments and Contingencies

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these agreements is generally perpetual. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its history. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2003.

Warranties. The Company offers to its customers warranties on its software products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities’” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 is applied prospectively on adoption and, as a result, does not have any impact on the Company’s current financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has assessed the impact of EITF 00-21 and believes its current accounting policies are in compliance. Therefore the Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of the adoption of this standard is not material as the liability associated with the warranty provisions has not been significant for the periods presented.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the interim disclosure requirements. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include statements relating to products, customers, business prospects, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for embedded memories and logic platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission.

Overview

     Virage Logic Corporation provides application-optimized semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/Os (input and output interface components) and IP development tools that are silicon proven and production ready. These various forms of intellectual property are utilized by our customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

     Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memories, logic elements and I/Os;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools.

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

     The license of our semiconductor IP typically covers a range of embedded memory, logic and I/Os products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses. All revenues to date have been denominated in U.S. dollars.

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

     Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

     In connection with the license of logic components we may also offer library development services or technical consulting services. Revenues derived from library development services are recognized using a percentage of completion method using input measures based on labor hours incurred. Revenues from technical consulting services are recognized as the services are completed.

     We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers. In addition, we have entered into agreements that provide for the payment of royalties for our CUSTOM-TOUCH® STAR Memory System™, NetCAM™ and NOVeA™ technologies directly by our customers, as well as from third-party foundries that manufacture chips incorporating these technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement.

Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent substantially all of our revenues. Royalty revenues for the three months ended March 31, 2003 and 2002 were $579,000 and $408,000, respectively. Royalty revenues for the six months ended March 31, 2003 and 2002 were $1.1 million and $761,000, respectively.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. The composition of our top ten customers has changed from time to time. For the three months ended March 31, 2003, Agere Systems and Chartered Semiconductor each accounted for 12% of our revenues and NEC Electronics Corporation accounted for 10% of our revenues. For the three months ended March 31, 2002, Toshiba and Tower Semiconductor accounted for 10% and 17% of revenues, respectively.

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, investments, intangible assets, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term licenses are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     Revenues from custom memory compilers involve customization to the functionality of the software and are therefore recognized over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are being completed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in process contracts. If customer acceptance is required for completion of specified milestones, related revenue is deferred until the acceptance criteria is met.

     For agreements which include multiple elements, such as maintenance, we recognize revenues attributable to delivered or completed elements covered by such agreements. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues, with respect to which recognition was deferred, are recognized once we deliver that element or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

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

Purchased Intangibles, Including Goodwill

     We will evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip, the valuation of intangible assets was based on management’s estimates. Such estimates include cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired. Intangible assets with finite useful lives will continue to be amortized over the estimated life of each asset.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the three months ended March 31, 2003 and 2002 were $35,000 and $171,000, respectively and $755,000 and $206,000 for the six months ended March 31, 2003 and 2002, respectively.

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

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue:
License	94.0%	96.2%	94.8%	96.3%
Royalties	6.0	3.8	5.2	3.7

Revenues	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of revenues	23.3	20.4	23.1	20.2
Research and development	52.2	28.4	45.5	28.9
Sales and marketing	30.4	25.5	28.4	25.7
General and administrative	13.6	10.4	11.8	10.5
Stock-based compensation	4.6	6.7	4.8	7.7

Total cost and expenses	124.1	91.4	113.6	93.0

Operating income (loss)	(24.1)	8.6	(13.6)	7.0
Interest and other expenses	1.5	2.4	1.9	3.4
Income tax (provision) benefit	6.3	(6.2)	2.5	(6.2)

Net income (loss)	(16.3)%	4.8%	(9.2)%	4.2%

Three and Six Months Ended March 31, 2003 and 2002

     Revenues. Revenues decreased by 10% to $9.6 million from $10.6 million for the three months ended March 31, 2003 and 2002, respectively. Revenues increased by 4% to $21.2 million from $20.3 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in revenues for the three months ended March 31, 2003 compared to the first quarter is primarily due to a delay of purchases by our customers and slow-down in industry adoption of 90-nanometer process technology.

     For the three and six months ended March 31, 2003 and 2002, sales by geography and geometry are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

By geography:
United States	$4,382	$5,612	$9,073	$9,802
Canada	195	626	890	2,717
Japan	1,042	129	2,693	592
Taiwan	1,222	1,025	3,418	2,370
EMEA	1,624	3,221	3,876	4,679
Other	1,160	34	1,240	134

Total	$9,625	$10,647	$21,190	$20,294

By geometry:
0.18 micron technology	11%	32%	15%	26%
0.13 micron technology	73	52	62	57
90 nanometer technology	7	6	14	6
Other	9	10	9	11

     EMEA is defined as Europe, Middle East and Africa. We have experienced increased revenues from Asia for the three and six months ended March 31, 2003 over the same period last fiscal year. These results are attributable to our further enhancement of customer relationships in these regions. Sales to EMEA are lower as compared to the same period last year due to the continued effect of the semiconductor industry downturn. Sales for our 0.13 micron technology as a percentage of total revenues has increased over the prior quarter as more customers continue to migrate toward that process geometry, while postponing purchasing decisions on the 90-nanometer technology. During the quarter, we entered into two key royalty-bearing contracts with Chartered Semiconductors and NEC Electronics Corporation on the 0.13 micron technology. Revenue comprised of sales to 26 existing and eight new customers. Royalty revenues totaled $1.1 million for the six months ended March 31, 2003, up from $761,000 the same period last fiscal year. Royalty revenues totaled $579,000 for the three months ended March 31, 2003, up from $408,000 for the same period last fiscal year. During the quarter, we signed four new direct royalty agreements for the STAR Memory System, bringing the total number of STAR Memory System licensees to over 45.

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues remained fairly flat at $2.2 million for the three months ended March 31, 2003 and 2002. Cost of revenues increased 19% to $4.9 million for the six months ended March 31, 2003 from $4.1 million for the same period last fiscal year. This increase is primarily due to the lower than expected sales volume and certain fixed costs. Continuing efforts are being made to redeploy engineering capacity to certain research and development activities to offset the impact of lower than expected sales. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as sales volume levels continue to fluctuate relative to the engineering capacity. Cost of revenues excludes $86,000 and $172,000 of amortization of stock-based compensation for three months ended March 31, 2003 and 2002, respectively, and $218,000 and $367,000 for the six months ended March 31, 2003 and 2002, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense increased 66% to $5.0 million for the three months ended March 31, 2003 from $3.0 million for the same period last fiscal year. Research and development expense increased 64% to $9.7 million for the six months ended March 31, 2003 from $5.9 million for the same period last fiscal year. The increase in research and development expense was primarily due to the increase in the number of employees involved in research and development for the 90-nanometer technology, continued efforts to add product variations for the 0.13 micron technology, NOVeA embedded memory technologies, and ASAP Logic™ product offerings. Research and development expense as a percentage of revenues increased to 52% for the three months ended March 31, 2003, as compared to 28% for the same period last fiscal year. Research and development expense as a percentage of revenues increased to 46% for the six months ended March 31, 2003, as compared to 29% for the same period last fiscal year. This increase is due to the redeployment of engineering capacity from cost of revenue activities to research and development, increases in headcount and related expenses of $1.1 million and increases in software license and maintenance fees of $409,000 for software technology used in the development of our products. Research and development expense excludes $193,000 and $239,000 of amortization of stock-based compensation for the three months ended March 31, 2003 and 2002, respectively, and $423,000 and $526,000 for the six months ended March 31, 2003 and 2002, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion related costs. Sales and marketing expense increased 8% to $2.9 million for the three months ended March 31, 2003 from $2.7 million for the same period last fiscal year. Sales and marketing expense increased 15% to $6.0 million for the six months ended March 31, 2003 from $5.2 million for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 30% for the three months ended March 31, 2003, as compared to 26% for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 28% for the six months ended March 31, 2003, as compared to 26% for the same period last fiscal year. The increase in sales and marketing expense was due to the increase in headcount and related expenses of $211,000. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $112,000 and $214,000 of amortization of stock-based compensation for the three months ended March 31, 2003 and 2002, respectively, and $266,000 and $468,000 for the six months ended March 31, 2003 and 2002, respectively

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased by 18% to $1.3 million for the three months ended March 31, 2003 from $1.1 million for the same period last fiscal year. General and administrative expense increased by 17% to $2.5 million for the six months ended March 31, 2003 from $2.1 million for the same period last fiscal year. General and administrative expense as a percentage of revenues increased to 14% for the three months ended March 31, 2003, as compared to 10% for the same period last fiscal year. General and administrative expense as a percentage of revenues increased to 12% for the six months ended March 31, 2003, as compared to 11% for the same period last fiscal year. The increase in general and administrative expense was primarily due to increased professional service costs of $190,000, principally for legal advisory and accounting services and increased patent amortization costs of $42,000. General and administrative expense excludes $50,000 and $87,000 of amortization of stock-based compensation for the three months ended March 31, 2003 and 2002, respectively, and $109,000 and $191,000 for the six months ended March 31, 2003 and 2002.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, the Company has aggregated deferred stock-based compensation of approximately $319,000 for the period ended March 31, 2003 and $3.3 million for the period ended September 30, 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or stock, generally four years. The deferred stock-based compensation balance decreased $3.0 million primarily due to the cancellation of unvested shares associated with the resignation of Tushar Gheewala and amortization of other stock based awards. The Company amortized, net of cancellations, $1.0 million and $1.6 million during the six months ended March 31, 2003 and 2002, respectively.

     Interest Income and Other Expenses. Interest income and other, net decreased $121,000 or 47%, to $139,000 for the three months ended March 31, 2003 as compared to $260,000 for three months ended March 31, 2002. For the six months ended March 31, 2003, interest income and other, net decreased $310,000, or 44%, to $388,000 as compared to $698,000 for the six months ended March 31, 2003. This decrease was due to a continuing decline in interest rates.

     Income Tax Provision. An income tax benefit of $611,000 was recorded on a pre-tax loss of $2.2 million, yielding an effective tax rate of (28%) for the three months ended March 31, 2003. An income tax provision of $659,000 was recorded on a pre-tax income of $1.2 million, yielding an effective tax rate of 56% for the three months ended March 31, 2002. An income tax benefit of $535,000 was recorded on a pre-tax loss of $2.5 million, yielding an effective tax rate of (22%) for the six months ended March 31, 2003. An income tax provision of $1,274,000 was recorded on a pre-tax income of $2.1 million, yielding an effective income tax rate of 60% for the six months ended March 31, 2002. The effective tax rates differed from U.S. statutory rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes. The change in effective tax rates from a tax provision of approximately 60% for the periods ended March 31, 2002 to a tax benefit of approximately 25% for the periods ended March 31, 2003 is due primarily to the shift from a pre-tax profit to a loss position and also to the reduced amount of stock-based compensation recorded in the 2003 periods consistent with the graded-vesting method of amortization.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had $58.9 million in cash, cash equivalents and government security investments, as compared with $59.5 million at September 30, 2002. We believe that our cash, cash equivalents and investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash provided by operating activities was $2.6 million for the first six months of fiscal 2003. Net cash provided by operating activities resulted from a decrease in accounts receivable of $4.1 million resulting from lower revenues and improved collections, non-cash charges associated with the amortization of stock-based compensation of $1.0 million and depreciation and amortization of $1.7 million, offset by a net loss of $2.0 million and a decrease in income taxes payable of $2.0 million due to the current taxable net loss position.

     Net cash provided by investing activities was $270,000 for the first six months of fiscal 2003. Net cash provided by investing activities was due to the maturity of government security investments of $27.9 million, offset by the purchase of government security investments of $24.0 million, acquisitions of property and equipment or $3.2 million and payout of merger related obligations of $500,000, which is the first of three equal annual installments as set forth in the In-Chip Systems acquisition agreement dated May 4, 2002.

     Net cash provided by financing activities was $576,000 for the first six months of fiscal 2003. Net cash provided by financing activities was due to proceeds from the issuance of common stock of $634,000 offset by principal payments on capital lease obligations of $58,000.

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

     The Company has outstanding obligations under capital lease lines, with payments due through June 2003. At March 31, 2003, $38,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

     The following table summarizes our contractual obligations as of March 31, 2003 (Less than 1 year amounts are for April 1, 2003 to September 30, 2003):

Payments Due by Period (in thousands)

		Less than	2-3	4-5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

Operating lease obligations	$4,524	$482	$1,759	$1,756	$527
Capital lease obligations	38	38	—	—	—
Building purchase	351	351	—	—	—
Other contractual obligations	1,000	500	500	—	—

Total contractual obligations	$5,913	$1,371	$2,259	$1,756	$527

     In July 2002, the Company signed an initial contract to purchase a building in the Republic of Armenia. The total cost of the building and certain renovations is approximately $1.7 million of which the Company has paid approximately $1.4 million to date. The Company plans to use the building as office space for its engineering and design center based in Yerevan.

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

     Our quarterly operating results were lower than expected in the first and second quarters of fiscal 2003 and are likely to fluctuate in the future due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our intellectual property;

•	constrained or deferred spending decisions by customers;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, like timing of manufacturing of semiconductors subject to royalty obligations and the number of such semiconductors actually produced (manufactured);

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the first quarter of fiscal 2003.

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

General economic conditions and future terrorist attacks may reduce our revenues and harm our business.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the continued economic slowdown in the United States and in other parts of the world, many industries are delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, continued unrest in Israel and the Middle East may negatively impact the investments our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

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

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and the U.S. economy has yet to rise out of an economic slowdown that involves lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our intellectual property.

     Sales to customers located outside North America accounted for 52% of our revenues for the six month period ended March 31, 2003, and 44%, 42%, and 35% of our revenues in fiscal 2002, 2001, and 2000, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries that may be outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our CUSTOM-TOUCH STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the quarters ended March 31, 2003 and 2002, we recorded approximately $579,000 and $408,000, respectively, of royalty revenues. For the six months ended March 31, 2003 and 2002, we recorded approximately $1.1 million and $761,000, respectively, of royalty revenues. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affect the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the three months ended March 31, 2003, Agere Systems and Chartered Semiconductor each accounted for 12% of our revenues, and NEC

Electronics Corporation accounted for 10% of our revenues. For the six months ended March 31, 2003, no single customer generated more than 10% of our revenues. In fiscal 2002, no single customer generated more than 10% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict the length of our relationship with any of our significant customers. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

     A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering product to our customers, the duration of these delays was sufficiently short in length so as to not materially damage our relationship with our customers. Furthermore, these delays did not result in a material impact on our operations. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

     During the quarter ended March 31, 2003, we recorded a net loss of $1.6 million. For the six months ended March 31, 2003, we recorded a net loss of $2.0 million. In fiscal year 2002, we recorded our first profitable year of operations. The two most recent quarters’ loss was due principally to below target revenues recorded after certain customers deferred purchasing decisions. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 284 full-time employees at September 30, 2002 to 301 full-time employees at March 31, 2003. We have continued to increase our international presence, have increased substantially the number of our customers and acquired In-Chip Systems, Inc. in May 2002. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. At March 31, 2003, we maintained $38.9 million in cash or short-term money market mutual funds and held $20.1 million of United States agency securities with maturities of less than one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

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

ITEM 3. Defaults upon Senior Securities

                None

ITEM 4. Submission of Matters to a Vote of Security Holders

                We held our Annual Meeting of Stockholders on February 25, 2003. Out of 20,981,759 shares of Common Stock (as of the record date of January 8, 2003) entitled to vote at the meeting, a total of 18,509,368 shares were represented at the Annual Meeting. The stockholders approved the following proposals:

               (a)     Election of Adam Kablanian, Richard Elkus, Jr. and Michael L. Hackworth as Class III directors until the 2006 Annual Meeting of Stockholders and until their successors are elected. The vote for nominated directors was as follows:

Nominee	In Favor	Withheld

Adam Kablanian	18,076,676	432,692
Richard Elkus, Jr.	17,905,486	603,882
Michael L. Hackworth	17,908,586	600,782

               (b)     Approve the amendment to the Virage Logic Corporation 2002 Equity Incentive Plan to increase the number of shares reserved under the plan by 950,000 shares. There were 11,542,670 votes in favor, 6,951,871 votes against, 14,827 abstentions and no broker non-votes.

               (c)     Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2003. There were 18,040,015 votes in favor, 465,253 votes against, 4,100 abstentions and no broker non-votes.

ITEM 5. Other Information

          None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The registrant filed a Current Report on a Form 8-K on February 18, 2003 in connection with the filing by Virage Logic of a registration statement on Form S-3 for the resale of 77,500 shares of Common Stock and in order to comply with Article 11 of Regulation S-X.

The registrant furnished a Current Report on Form 8-K on April 3, 2003 to report its revised outlook for the second fiscal quarter of fiscal 2003.

The registrant furnished a Current Report on Form 8-K on April 16, 2003 to provide its earning release for the second fiscal quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN
President, Chief Executive Officer
and Chairman of the Board

/s/ James R. Pekarsky

JAMES R. PEKARSKY
Vice President, Finance and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam A. Kablanian, President and Chief Executive Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Adam A. Kablanian

Adam A. Kablanian
President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Pekarsky, Vice President and Chief Financial Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ James R. Pekarsky

James R. Pekarsky
Vice President of Finance and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002