Form 10-K/A
period 2002-09-30
VIRAGE LOGIC CORP
filed 2003-05-23
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
To

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

Explanatory Note

     This Amendment No. 1 to Annual Report on Form 10-K amends certain parts of the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which was originally filed on December 16, 2002. For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the Form 10-K. This Amendment No. 1 (including the certifications included herein) has not been updated to reflect any events that occurred after the date of the original filing of the Form 10-K.

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

Corporate Information

     We incorporated in California on November 27, 1995. We reincorporated in Delaware on July 25, 2000. Our principal executive offices are located at 47100 Bayside Parkway, Fremont, California 94538. Our telephone number is (510) 360-8000. Our website address is www.viragelogic.com. Information on our website, and websites linked to it, is not intended to be part of this report.

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

     During fiscal 2002 our revenue mix by technology was characterized as follows: 56% for 0.13 micron technology, 22% for 0.18 micron technology, 12% for 90 nanometer technology and 10% from the sale of other products. In fiscal year 2001, revenues from these product technologies were broken down as 53% for 0.13 micron technology, 36% for 0.18 micron technology, 0% for 90 nanometer technology and 11% for other products. In fiscal 2000, our revenue mix by technology was characterized as follows: 3% for 0.13 micron technology, 17% for 0.15 micron technology, 57% for 0.18 micron technology and 23% from the sale of other products.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,

	2002(1)	2001	2000	1999	1998

	(In thousands, except per share data)
Revenues	$45,613	$31,763	$19,666	$9,589	$1,970

Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $986, $1,389, $1,307, $90 and $0 respectively)	9,059	6,424	4,903	2,562	853
Research and development (exclusive of amortization of deferred stock compensation of $1,433, $2,095, $2,408, $222 and $0, respectively)	13,135	9,577	6,737	2,709	924
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,250, $1,909, $1,393, $294 and $0, respectively)	11,485	8,257	4,790	2,378	622
General and administrative (exclusive of amortization of deferred stock compensation of $579, $956, $1,690, $95 and $0, respectively)	5,191	4,364	2,402	1,202	411
Stock-based compensation	4,248	6,349	6,798	701	—
In-process research and development	1,100	—	—-	—	—

Total cost and expenses	44,218	34,971	25,630	9,552	2,810

Operating income (loss)	1,395	(3,208)	(5,964)	37	(840)
Interest income	1,217	3,155	850	42	16
Interest and other expenses	(81)	(62)	(255)	(111)	(27)

Income (loss) before taxes	2,531	(115)	(5,369)	(32)	(851)
Income tax provision	2,306	1,939	293	154	—

Net income (loss)	225	(2,054)	(5,662)	(186)	(851)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	(10,104)	—	—

Net income (loss) attributable to common stockholders	$225	$(2,054)	$(15,766)	$(186)	$(851)

Basic and diluted net income (loss) per share	$0.01	$(0.11)	$(1.98)	$(0.04)	$(0.19)

Shares used in computing basic net income (loss) per share	19,902	18,819	7,952	5,301	4,379

Shares used in computing diluted net income (loss) per share	21,157	18,819	7,952	5,301	4,379

	September 30,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,422	$27,868	$58,596	$1,513	$1,972
Investments	24,037	30,084	—	—	—
Working capital	49,691	61,798	61,285	1,554	2,368
Total assets	100,354	77,796	72,121	9,050	3,265
Debt obligations	96	245	556	633	112
Accumulated deficit	(19,000)	(19,225)	(17,171)	(1,405)	(1,219)
Total stockholders’ equity	88,252	73,317	66,922	3,323	2,743

(1)	Fiscal 2002 results include the impact of revenues and expenses from the operations of In-Chip Systems, Inc. subsequent to its acquisition. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the acquisition of In-Chip Systems, Inc. which was consummated on May 24, 2002.

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

     For agreements which include multiple elements, such as maintenance, we recognize revenues attributable to delivered or completed elements covered by such agreements. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product or service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues with respect to which, recognition was deferred are recognized once we deliver that element or once we complete the provision of the services. Maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year.

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

Purchased Intangibles, Including Goodwill

     In accordance with SFAS 142, we will evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results and projected cash flows. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip, the valuation of intangible assets was based on management's estimates. Such estimates include cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired.

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

Results of Operations — Years Ended September 30, 2002, 2001 and 2000

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenues	19.9	20.2	24.9
Research and development	28.8	30.2	34.2
Sales and marketing	25.2	26.0	24.4
General and administrative	11.4	13.7	12.2
Stock-based compensation	9.3	20.0	34.6
In-process research and development	2.4	0.0	0.0

Total cost and expenses	97.0	110.1	130.3

Operating income (loss)	3.0	(10.1)	(30.3)
Interest income	2.7	9.9	4.3
Interest and other expenses	(0.1)	(0.2)	(1.3)
Income tax provision	5.1	6.1	1.5

Net income (loss)	0.5%	(6.5)%	(28.8)%

     Total revenues in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Total Revenues

2002	$45.6 million
2001	31.8 million
2000	19.7 million

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

     Cost of revenues in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Cost of revenues

2002	$9.1 million
2001	6.4 million
2000	4.9 million

     Cost of Revenues.  Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues increased 41% from 2001 to 2002 and 31% from 2000 to 2001. These increases are primarily due to the personnel expenses associated with greater engineering resources necessary to design and deliver products to meet the increase in sales volume. Cost of revenues as a percentage of revenues was 20% in fiscal 2002 and 2001 and 25% in fiscal 2000. The decreases in cost of revenues as a percentage of revenues from 2001 to 2002 and from 2000 to 2001 were attributable to increased sales volume and increased license fees from fabless semiconductor companies for standard products that require minimal labor costs for customization. Cost of revenues excludes $986,000, $1.4 million and $1.3 million of amortization of stock-based compensation for the years ended September 30, 2002, 2001 and 2000, respectively.

     Research and development expenses in fiscal 2002, 2001 and 2000 were as follows:

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

     Income Tax Provision. For fiscal 2002 we recorded a provision for income taxes of $2.3 million on a pre-tax income of $2.5 million, yielding an effective tax rate of 91%. For fiscal 2001 we recorded a provision for income taxes of $1.9 million on a pre-tax loss of $115,000, yielding an effective tax rate of (1686%). The rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes, as well as in-process research and development charges for fiscal 2002. The change in the effective tax rate from fiscal 2001 to fiscal 2002 is primarily the result of an increase in the company's pre-tax earnings from a nearly break-even point in fiscal 2001 to pre-tax income of $2.5 million in fiscal 2002. The Company fully utilized its net operating loss carryforwards by fiscal 1999.

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

     Net cash provided by operating activities was $8.5 million, $1.2 million and $372,000 for fiscal 2002, 2001 and 2000, respectively. Net cash provided by operating activities resulted from net income of $225,000 in fiscal 2002, adjusted for non-cash charges associated with depreciation and amortization of $3.9 million and the amortization of stock-based compensation of $4.2 million. The increase in cash provided from operating activities from 2001 to 2002 is due to decreases in income tax receivable of $1.6 million due to the receipt of tax refunds received during the year resulting from tax credits and differences in timing of payments, and increases in accrued payroll and related expenses of $1.4 million arising from increased headcount from 202 to 284 employees, in deferred revenues of $1.9 million resulting from greater deferred maintenance revenue and in income tax payable of $2.0 million resulting from continued earnings growth and further by reduced amortization of stock-based compensation. The increase in cash provided from operating activities from 2001 to 2002 was partially offset by increases in accounts receivable of $5.7 million related to higher revenues, in prepaid expenses of $590,000 related to purchases of software maintenance and in deferred tax assets of $1.7 million. Days sales outstanding for the fiscal fourth quarter, based on revenues of $13.1 million and accounts receivable of $15.7 million, was 108, up from 98 days the prior period fourth quarter. The increase is primarily due to some large milestone shipments in agreements with integrated device manufacturers late in the year. In fiscal 2001, net cash provided by operating activities resulted from a net loss of $2.1 million adjusted for non-cash charges associated with depreciation and amortization of $2.7 million and the amortization of stock-based compensation of $6.3 million, partially offset by increases in accounts receivable, prepaid expenses, taxes receivable and deferred revenues. In fiscal 2000, net cash provided by operating activities resulted primarily from non-cash charges for depreciation and amortization of $1.5 million and amortization of stock-based compensation of $6.8 million, partially offset by net loss and increases in accounts receivable and deferred tax assets.

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

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,086	$12,233	$10,647	$9,647	$9,085	$8,483	$7,601	$6,594

Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $332, $287, $172, $195, $241, $284, $345 and $519, respectively)	2,497	2,463	2,175	1,924	1,836	1,698	1,402	1,488
Research and development (exclusive of amortization of deferred stock compensation of $491, $416, $239, $287, $342, $408, $563, and $782, respectively)	3,692	3,575	3,028	2,840	2,608	2,440	2,287	2,242
Sales and marketing (exclusive of amortization of deferred stock compensation of $419, $363, $214, $254, $520, $388, $492 and $509 respectively)	3,145	3,115	2,716	2,509	2,482	2,320	1,996	1,459
General and administrative (exclusive of amortization of deferred stock compensation of $247, $141, $87, $104, $141, $192, $299 and $324, respectively)	1,855	1,206	1,105	1,025	1,075	1,148	1,212	929
Stock-based compensation	1,489	1,207	712	840	1,244	1,272	1,699	2,134
In-process research and development	—	1,100	—	—	—	—	—	—

Total cost and expenses	12,678	12,666	9,736	9,138	9,245	8,878	8,596	8,252

Operating income (loss)	408	(433)	911	509	(160)	(395)	(995)	(1,658)
Interest income	243	261	273	440	618	696	828	1,013
Interest and other expenses	69	(11)	(13)	(2)	6	(18)	(26)	(24)
Disposition (impairment) of investment	5,160	(5,284)	—	—	—	—	—	—

Income (loss) before taxes	5,880	(5,467)	1,171	947	464	283	(193)	(669)
Income tax provision	495	537	659	615	230	586	508	615

Net income (loss) attributable to common stockholders	$5,385	$(6,004)	$512	$332	$234	$(303)	$(701)	$(1,284)

Basic net income (loss) per share	$0.26	$(0.30)	$0.03	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

Diluted net income (loss) per share	$0.25	$(0.30)	$0.02	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost and expenses:
Cost of revenues	19.1	20.1	20.4	19.9	20.2	20.0	18.4	22.6
Research and development	28.2	29.2	28.4	29.5	28.7	28.8	30.1	34.0
Sales and marketing	24.0	25.4	25.5	26.0	27.3	27.3	26.3	22.1
General and administrative	14.2	9.9	10.4	10.6	11.8	13.5	15.9	14.1
Stock-based compensation	11.4	9.9	6.7	8.7	13.7	15.0	22.4	32.4
In-process R&D	—	9.0	—	—	—	—	—	—

Total cost and expenses	96.9	103.5	91.4	94.7	101.7	104.6	113.1	125.2

Operating income (loss)	3.1	(3.5)	8.6	5.3	(1.7)	(4.6)	(13.1)	(25.2)
Interest income	1.9	2.1	2.6	4.5	6.8	8.2	10.9	15.4
Interest and other expenses	0.5	(0.1)	(0.2)	—	(0.1)	(0.2)	(0.3)	(0.4)
Disposition (impairment) of investment	39.4	(43.2)	—	—	—	—	—	—

Income (loss) before taxes	44.9	(44.7)	11.0	9.8	5.0	3.4	(2.5)	(10.2)
Income tax provision	3.8	4.4	6.2	6.4	2.5	6.9	6.7	9.3

Net income (loss)	41.1%	(49.1)%	4.8%	3.4%	2.5%	(3.5)%	(9.2)%	(19.5)%

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

     A portion of our contracts require us to provide customized products within a set delivery timetable. While we have experienced delays in delivering products to our customers, the duration of these delays were sufficiently short in length so as to not materially damage our relationship with our customers. Furthermore, these delays did not result in a material impact on our operations. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

(d)	Exhibits:

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)

Exhibit
Number	Description Of Document

3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.12	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.13	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.14	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.15	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.16	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.17	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.18	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.19	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.20	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.21	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.22	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.23	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*

Exhibit
Number	Description Of Document

10.24	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan(5)*
10.25	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.26	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.27	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.28	From of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.29	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.30	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.31	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.32	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002.†
10.33	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)†
21.1	Subsidiaries of Registrant†
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

†	Previously filed.

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

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
License	$43,942	$30,726	$19,578
Royalties	1,671	1,037	88

Revenues	45,613	31,763	19,666

Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $986, $1,389 and $1,307, respectively)	9,059	6,424	4,903
Research and development (exclusive of amortization of deferred stock compensation of $1,433, $2,095 and $2,408, respectively)	13,135	9,577	6,737
Sales and marketing (exclusive of amortization of deferred stock compensation of $1,250, $1,909 and $1,393, respectively)	11,485	8,257	4,790
General and administrative (exclusive of amortization of deferred stock compensation of $579, $956 and $1,690, respectively)	5,191	4,364	2,402
Stock-based compensation	4,248	6,349	6,798
In-process research and development	1,100	—	—

Total cost and expenses	44,218	34,971	25,630

Operating income (loss)	1,395	(3,208)	(5,964)
Interest income	1,217	3,155	850
Interest and other expenses	(81)	(62)	(255)

Income (loss) before taxes	2,531	(115)	(5,369)
Income tax provision	2,306	1,939	293

Net income (loss)	225	(2,054)	(5,662)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	(10,104)

Net income (loss) attributable to common stockholders	$225	$(2,054)	$(15,766)

Basic and diluted net income (loss) per share	$0.01	$(0.11)	$(1.98)

Shares used in computing basic net income (loss) per share	19,902	18,819	7,952

Shares used in computing diluted net income (loss) per share	21,157	18,819	7,952

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

See accompanying notes.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000

	(In thousands)
Operating activities
Net income(loss)	$225	$(2,054)	$(5,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	500	142	19
Depreciation and amortization	3,886	2,696	1,503
Amortization of intangible assets	238	216	162
Consulting expense related to options granted	136	—	—
Issuance of warrants for services	—	—	308
Tax benefit on employee stock plans	881	332	—
Amortization of stock-based compensation	4,248	6,349	6,798
Changes in operating assets and liabilities:
Accounts receivable	(5,694)	(3,893)	(1,879)
Costs in excess of billings on uncompleted contracts	(248)	(308)	68
Prepaid expenses and other	(590)	(643)	(112)
Taxes receivable	1,582	(1,287)	(495)
Deferred tax assets	(1,652)	56	(586)
Other long term assets	(25)	45	(415)
Accounts payable	(258)	(25)	163
Accrued expenses	1,398	375	530
Deferred revenues	1,890	(759)	(30)
Income tax payable	1,972	—	—
Deferred tax liabilities	(22)	—	—

Net cash provided by operating activities	8,467	1,242	372
Investing activities
Purchase of property, plant and equipment	(4,650)	(3,343)	(2,986)
Purchase of investments	(46,268)	(24,691)	—
Proceeds from maturity of investments	46,950	—	—
Investment in Atmos Corporation	5,284	(5,284)	—
Acquisition of business, net of cash acquired	(3,270)	—	—

Net cash used in investing activities	(1,954)	(33,318)	(2,986)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	9,819
Net proceeds from issuance of stock	1,646	1,103	51,152
Repayment of notes from stockholders	1,044	556	—
Repayment of note to stockholder	(1,500)	—	—
Repayments under line of credit	—	—	(1,000)
Payments on capital lease obligations	(149)	(311)	(274)

Net cash provided by financing activities	1,041	1,348	59,697

Net increase (decrease) in cash and cash equivalents	7,554	(30,728)	57,083
Cash and cash equivalents at beginning of year	27,868	58,596	1,513

Cash and cash equivalents at end of year	$35,422	$27,868	$58,596

Supplemental disclosures of cash flow information
Cash paid for interest	$49	$201	$165
Cash paid for income taxes	$1,202	$2,842	$1,357
Supplemental schedules of noncash investing and financing activities
Capital lease obligations incurred for the purchase of equipment	$—	$—	$197
Warrants issued for property, plant and equipment	$—	$—	$422
Options granted for services	$136	$—	$—
Common stock issued for the acquisition	$8,940	$—	$—
Fair value of stock options assumed in conjunction with the acquisition	$1,769	$—	$—

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

     Standard memory compiler and software development tool arrangements include either a perpetual license with maintenance or a term license with maintenance. The license fees for perpetual licenses are recognized upon the delivery of the compiler or software and the maintenance ratably over the maintenance period. Delivery is met when the products are electronically placed on our secured FTP (File Transfer Protocol) server for customer download. For agreements which contain multiple elements, the revenue for undelivered elements is unbundled from the total arrangement based on each element’s vendor-specific objective evidence of fair value and that revenue is deferred until delivery of that element occurs. Once the undelivered elements have been unbundled and valued, the residual method is used to recognize revenue for the delivered elements. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product or service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each arrangement. For term licenses accompanied by maintenance, the entire arrangement fee is recognized ratably over the term of the license.

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

  Long-term Investment

     In July 2001, the Company completed its investment in Atmos Corporation totaling approximately $5.3 million through the purchase of 3,333,333 shares of Class D Preference Shares for cash consideration. This represented approximately a 17.5% interest in Atmos Corporation. The Company had accounted for this investment under the cost method. Atmos Corporation, later acquired by Monolithic System Technology Inc. (Mosys), was a provider of embedded dynamic random access memory (DRAM) products and associated electronic design automation tools to system-on-a-chip and integrated circuit designers. The Company recorded an impairment charge to its investment in Atmos for the third quarter of 2002 because the information available to the Company prior to the issuance of its third quarter financial statements indicated that it was probable that Atmos lacked the capital and other resources necessary to continue operating, the entire board of directors of Atmos had resigned in the preceding weeks, the intellectual property assets of Atmos were pledged to MoSys and claims the Company believed it had against Atmos, MoSys and other related parties were under dispute. As a result, the Company believed it was probable that the investment was impaired and the Company estimated the loss to be a total loss of the investment. In September 2002, in connection with the subsequently announced acquisition of Atmos by Mosys, Virage Logic entered into agreements with Atmos, the other shareholders of Atmos and Mosys pursuant to which the Company received approximately $5.3 million in cash consideration in exchange for all of its investment in the Class D preferred stock and a release by the Company of its claims against the parties to the acquisition that allowed the Company to recover the value of the Atmos investment.

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

  Intangible Assets

     Intangible assets are being amortized on a straight-line basis over their estimated useful life of five to ten years. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended September 30, 2002, 2001 and 2000, amortization of intangible assets was $238,000, $216,000 and $162,000, respectively.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the years ended September 30, 2002, 2001 and 2000, were $635,000, $141,000 and $350,000, respectively.

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

  Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains and losses on investments and is presented in the Statement of Stockholders’ Equity (Deficit).

     Total comprehensive income (loss) is as follows (in thousands):

	Year Ended
	September 30,

	2002	2001	2000

Net income (loss)	$225	$(2,054)	$(15,766)
Change in net unrealized gain on investment	(81)	109	—

Total comprehensive income (loss)	144	(1,945)	(15,766)

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

      A reconciliation of reported net income (loss) and net income (loss) per share to amounts adjusted for goodwill amortization, net of tax, is as follows (in thousands, except per share amounts):

	Year Ended September 30,

	2002	2001	2000

Net income (loss)	$225	$(2,054)	$(15,766)
Goodwill amortization, net of tax	71	136	102

Adjusted net income (loss)	296	(1,918)	(15,664)

Net income (loss) per share as adjusted:

Basic and diluted	$0.01	$(0.10)	$(1.97)

     The Company is now required to assess these assets for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. On adoption of SFAS No. 142, the Company determined that its operations represent a single reporting unit. To assess goodwill for impairment, the Company will perform the following procedures:

     Step 1: The Company will compare its fair value to the carrying value, including goodwill. The fair value will consider two components 1) the Company’s market capitalization during the reporting period and 2) the expected present value of future cash flows and future operating trends. If the Company’s fair value exceeds the carrying value, no impairment charge is necessary. Where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step two as described below.

     Step 2: The Company will perform an evaluation of the fair value of its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for its goodwill. The Company will then compare the implied fair value of goodwill with the carrying amount of its goodwill. If the carrying amount of the goodwill is greater than the implied fair value of its goodwill, an impairment loss will be recognized for the excess of such amount.

     As required by the provisions of SFAS No. 142, the Company will evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by geographic region based on the region the customers are located were as follows:

	Year Ended September 30,

	2002	2001	2000

Revenues:
United States	$21,359	$17,521	$9,806
Canada	4,263	1,058	2,937
Japan	4,645	2,999	2,441
Taiwan	5,708	2,828	2,329
Europe, Middle East, and Africa (“EMEA”)	9,314	6,722	1,400
Other	324	635	753

Total	$45,613	$31,763	$19,666

Long-lived assets are located primarily in the United States with insignificant amounts held at the Company’s foreign locations. The Company has only one product line, therefore disclosure by product groupings is not applicable.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2000, the Company entered into a license agreement with Credence and its wholly-owned subsidiary, Fluence Technology, under which the Company licenses from Fluence memory built-in self test logic for integration into the Company’s compilers. In exchange for this license, the Company issued a warrant to purchase 50,000 shares of common stock at $4.00 per share to Credence and its affiliates. The Company determined the fair value of the warrant, using the Black-Scholes valuation model and the following assumptions: volatility factor of 80%, life of 3.0 years, fair value of the Company’s common stock on date of grant of $11.00, expected dividend yield of 0.0% and risk-free rate of 6.00%. The resulting valuation was: $8.44 per share. The fair value of the warrant for 50,000 shares was $422,000 and was reflected in the financial statements as an acquisition of software which is being amortized over a three-year period, in accordance with the Company’s capitalization policy for perpetual software licenses, ending in June 2003. The credit was recorded in stockholders’ equity. As of yet, this warrant has not been exercised.

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

  Common Stock Valuation

     In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company reevaluated the fair value of the In-Chip common stock used to record stock-based compensation for employee stock options and restricted stock. In connection with all such stock option and restricted stock grants, during the years ended September 30, 2002, 2001 and 2000, the Company recorded a non-cash charge for stock-based compensation of $4.2 million, $6.3 million and $6.8 million, respectively. Included in the stock-based compensation for fiscal 2001, is a one-time, non-cash charge, totaling $194,000, related to the transfer of tax liability from employer to employee in connection with employee stock options granted to employees in the United Kingdom. In connection with warrants, during the year ended September 30, 2000 the Company recorded non-cash charges of $309,000.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Acquisition

     On May 24, 2002, the Company acquired In-Chip Systems, Inc., a privately-held corporation based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of the Company’s common stock. All outstanding options of In-Chip were exchanged for options to purchase an aggregate of 150,991 shares of the Company’s common stock under terms that are consistent with the original grant terms. The In-Chip options which were initially granted by In-Chip on June 30, 2001, vest annually on the anniversary of the grant date with full vesting by June 30, 2004 and expire on June 30, 2011. As of the date of acquisition, 50,679 shares were vested. The acquisition is expected to strengthen the Company’s position in the semiconductor intellectual property market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition brings to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.

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

     Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The acquired intangible assets which included patented technology that supports all of the logic semiconductor IP products allows semiconductor manufacturers to enhance IC design productivity by reducing the space required on the physical architecture of the chip. While products in the semiconductor industry are typically subject to rapid technological evolution, the nature of this patented technology is estimated to have a significant life because the patent forms a basis for process improvements of each successive generation. This technology is valuable for currently available products and will continue to be the basis for products under development at smaller dimensions. The valuation of the acquired intangible assets was based on management’s estimates. These assets will be amortized over their useful life estimated to be five to ten years.

     Approximately $1.1 million of the purchase price represents the estimated fair value of an acquired in-process research and development project that at the time of the acquisition had not reached technological feasibility. The project involved the development of a standardized version of In-Chip’s custom logic semiconductor IP product. The value assigned to the in-process technology represents primarily the engineering costs incurred to the date of the acquisition in the development of this product, which was approximately 30% complete as of the date of acquisition. The remaining 70% of the development work was completed by Virage Logic prior to September 30, 2002 at an incremental cost to Virage Logic of approximately $420,000. A commercially viable product was made available to Virage Logic’s customers in October 2002.

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

     The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and In-Chip been a consolidated entity during the periods presented. The following unaudited proforma information presents a summary of the results of operations of the Company assuming the acquisition of In-Chip occurred at the beginning of the earliest period presented (unaudited, in thousands, except per share amounts):

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Quarterly Results (unaudited)

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2002	2002	2002	2001	2001	2001	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,086	$12,233	$10,647	$9,647	$9,085	$8,483	$7,601	$6,594

Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $332, $287, $172, $195, $241, $284, $345 and $519, respectively)	2,497	2,463	2,175	1,924	1,836	1,698	1,402	1,488
Research and development (exclusive of amortization of deferred stock compensation of $491, $416, $239, $287, $342, $408, $563, and $782, respectively)	3,692	3,575	3,028	2,840	2,608	2,440	2,287	2,242
Sales and marketing (exclusive of amortization of deferred stock compensation of $419, $363, $214, $254, $520, $388, $492 and $509 respectively)	3,145	3,115	2,716	2,509	2,482	2,320	1,996	1,459
General and administrative (exclusive of amortization of deferred stock compensation of $247, $141, $87, $104, $141, $192, $299 and $324, respectively)	1,855	1,206	1,105	1,025	1,075	1,148	1,212	929
Stock-based compensation	1,489	1,207	712	840	1,244	1,272	1,699	2,134
In-process research and development	—	1,100	—	—	—	—	—	—

Total cost and expenses	12,678	12,666	9,736	9,138	9,245	8,878	8,596	8,252

Operating income (loss)	408	(433)	911	509	(160)	(395)	(995)	(1,658)
Interest income	243	261	273	440	618	696	828	1,013
Interest and other expenses	69	(11)	(13)	(2)	6	(18)	(26)	(24)
Recovery (impairment) of investment	5,160	(5,284)	—	—	—	—	—	—

Income (loss) before taxes	5,880	(5,467)	1,171	947	464	283	(193)	(669)
Income tax provision	495	537	659	615	230	586	508	615

Net income (loss) attributable to common stockholders	$5,385	$(6,004)	$512	$332	$234	$(303)	$(701)	$(1,284)

Basic net income (loss) per share	$0.26	$(0.30)	$0.03	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

Diluted net income (loss) per share	$0.25	$(0.30)	$0.02	$0.02	$0.01	$(0.02)	$(0.04)	$(0.07)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 23rd day of May 2003.

VIRAGE LOGIC CORPORATION

By:	/s/ Adam A. Kablanian
Adam A. Kablanian President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam A. Kablanian Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2003

/s/ James R. Pekarsky James R. Pekarsky	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2003

/s/ Richard Elkus, Jr. Richard Elkus, Jr.	Director	May 23, 2003

/s/ Michael Hackworth Michael Hackworth	Director	May 23, 2003

/s/ Dr. Alexander Shubat Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	May 23, 2003

/s/ Michael Stark Michael Stark	Director	May 23, 2003

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam A. Kablanian, President and Chief Executive Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Virage Logic Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 23, 2003

/s/ Adam A. Kablanian
Adam A. Kablanian President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Pekarsky, Vice President and Chief Financial Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Virage Logic Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 23, 2003

/s/ James R. Pekarsky
James R. Pekarsky Vice President of Finance and Chief Financial Officer

VIRAGE LOGIC CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

Allowance for Doubtful Accounts
Year ended September 30, 2000	$43	$19	$—	$62
Year ended September 30, 2001	$62	$142	$—	$204
Year ended September 30, 2002	$204	$596	$(96)	$704

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.5	Virage Logic Corporation Fiscal Year 2001 Executive Variable Incentive Pay Plan(3)*
10.6	Form of Indemnification Agreement(1)
10.7	Form of Secured Full Recourse Promissory Note granted by each of Adam Kablanian, Alexander Shubat, Vincent Ratford, and James Pekarsky in March 2000(1)*
10.8	Form of Stock Pledge Agreement, dated March 2000 between the Company and each of Adam Kablanian, Alexander Shubat, Vincent Ratford and James Pekarsky(1)*
10.9	Distribution Agreement between Seiko Instruments Inc. and Virage Logic dated as of October 1, 1998(1)#
10.10	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.11	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.12	Memorandum of Understanding between Virage Logic and Nurlogic(1)
10.13	Industrial Space Lease between Renco Bayside Investors and Virage Logic dated as of March 17, 1999(1)
10.14	Office Service Agreement between HQ Global Workplaces, Inc. and Virage Logic dated as of August 3, 1999(1)
10.15	Office Lease between Morris Piha Real Estate Services, Inc. and Virage Logic dated as of March 25, 1999(1)
10.16	Master Lease Agreement among Leasing Technologies International, Inc., Virage Logic and VLI dated as of February 12, 1999(1)
10.17	Employment Offer Letter to Raymond Leung dated August 6, 1998(1)*
10.18	Employment Offer Letter to James Pekarsky dated April 5, 1999(1)*
10.19	Employment Offer Letter to Kenneth Rousseau dated January 18, 2000(1)*
10.20	Source Code License Agreement among Virage Logic, Fluence Technology Inc., and Credence Systems Corp.(1)#
10.21	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.22	Form of Secured Full Recourse Promissory Note dated as of July 7, 2000 granted by Yervant Zorian(2)*
10.23	Form of Stock Pledge Agreement, dated July 7, 2000 between the Company and Yervant Zorian(2)*

Exhibit
Number	Description Of Document

10.24	Virage Logic Corporation Fiscal Year 2002 Executive Variable Incentive Pay Plan(5)*
10.25	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.26	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.27	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.28	From of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.29	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.30	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.31	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.32	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002‡
10.33	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)‡
21.1	Subsidiaries of Registrant‡
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

‡	Previously filed.