Form 10-Q/A
period 2002-12-31
VIRAGE LOGIC CORP
filed 2003-05-23
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Amendment No. 1
To

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q amends certain parts of the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, which was originally filed on February 14, 2003. For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the Form 10-Q. This Amendment No. 1 (including certifications included herein) has not been updated to reflect any events that occurred after the date of the original filing of the Form 10-Q.

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

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	December 31,

	2002	2001

Revenue:
License	11,050	9,294
Royalties	515	353

Revenues	$11,565	$9,647

Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $132 and $195, respectively)	2,651	1,924
Research and development (exclusive of amortization of deferred stock compensation of $230 and $287, respectively)	4,629	2,840
Sales and marketing (exclusive of amortization of deferred stock compensation of $154 and $254, respectively)	3,083	2,509
General and administrative (exclusive of amortization of deferred stock compensation of $59 and $104, respectively)	1,185	1,025
Stock-based compensation	575	840

Total cost and expenses	12,123	9,138

Operating income (loss)	(558)	509
Interest income and other expense, net	249	438

Income (loss) before taxes	(309)	947
Income tax provision	76	615

Net income (loss)	$(385)	$332

Basic and diluted net income (loss) per share	$(0.02)	$0.02

Shares used in computing per share amounts:
Basic	20,453	19,326

Diluted	20,453	20,607

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

Information regarding revenues for the three months ended December 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended
	December 31,

	2002	2001

Revenues:
U.S.	$4,691	$4,190
Canada	695	2,091
Japan	1,651	463
Taiwan	2,196	1,345
Europe, Middle East, and Africa (“EMEA”)	2,252	1,458
Other	80	100

Total	$11,565	$9,647

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

     For agreements which include multiple elements, such as maintenance, we recognize revenues attributable to delivered or completed elements covered by such agreements. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of each element of an arrangement is based upon the normal pricing for such licensed product or service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues with respect to which, recognition was deferred are recognized once we deliver that element or once we complete the provision of the services. Maintenance revenues are recognized ratably over the term of the maintenance period, which is generally one year.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” or EITF 96-18. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the three months ended December 31, 2002 and 2001 were $719,000 and $35,000, respectively.

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

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended
	December 31,

	2002	2001

Revenue:
License	95.5%	96.3%
Royalties	4.5	3.7

	100.0	100.0

Cost and expenses:
Cost of revenues	22.9	19.9
Research and development	40.0	29.4
Sales and marketing	26.7	26.0
General and administrative	10.2	10.6
Stock-based compensation	5.0	8.7

Total cost and expenses	104.8	94.6

Operating income (loss)	(4.8)	5.4
Interest and other expenses	2.2	4.5
Income tax provision	(0.7)	(6.4)

Net income (loss)	(3.3)%	3.5%

Three Months Ended December 31, 2002 and 2001

     Revenues. Revenues increased by 20% to $11.6 million from $9.6 million for the three months ended December 31, 2002 and 2001, respectively. The increase in revenues for the three months ended December 31, 2002 is primarily due to the continuing sale of our embedded memory and logic products with differing geometry variations for a multitude of process foundries. First quarter sales for fiscal year 2003 were lower than expected due to a delay of purchases by our customers and slow-down in industry adoption of 90-nanometer process technology.

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

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues increased 38% to $2.7 million for the three months ended December 31, 2002 from $1.9 million for the same period last fiscal year. This increase is primarily due to the personnel expenses associated with greater engineering resources necessary to design and deliver products to meet the increase in sales volume. Cost of revenues as a percentage of revenues increased to 23% for the three months ended December 31, 2002, as compared to 20% for the same period last fiscal year. This increase is primarily due to the lower than expected sales volume, coupled with fixed personnel, facilities and equipment costs. Although efforts were made to redeploy engineering capacity to certain research and development activities, such efforts could not fully offset the impact of lower than expected sales. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as sales volume levels continue to fluctuate relative to the engineering capacity. Cost of revenues excludes $132,000 and $195,000 of amortization of stock-based compensation for the three months ended December 31, 2002 and 2001, respectively.

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

     Income Tax Provision. An income tax provision of $76,000 was recorded on a pre-tax loss of $309,000, yielding an effective tax rate of (25%) for the three months ended December 31, 2002. An income tax provision of $615,000 was recorded on a pre-tax income of $947,000, yielding an effective tax rate of 65% for the three months ended December 31, 2001. The effective tax rates differed from the combined federal and state rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had $57.5 million in cash, cash equivalents and government security investments, as compared with $59.5 million at September 30, 2002. We believe that our cash, cash equivalents and investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash used in operating activities was $237,000 for the first three months of fiscal 2003. Net cash used in operating activities resulted from a net loss of $385,000, an increase in prepaid expenses and other of $377,000 related to purchases of software maintenance, and a decrease in income taxes payable of $1.2 million due to the current net loss position, offset by non-cash charges associated with the amortization of stock-based compensation of $575,000 and depreciation and amortization of $703,000.

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

     Our quarterly operating results were lower than expected in the first quarter of fiscal 2003 and are likely to fluctuate in the future due to a variety of factors, many of which are outside of our control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

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

     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and may cause our operating results to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the first quarter of fiscal 2003.

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

     A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering product to our customers, the duration of these delays were sufficiently short in length so as not to materially damage our relationship with our customers. Furthermore, these delays did not result in a material impact on our customers. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

     We have continued to grow our headcount from 284 full-time employees at September 31, 2002 to 293 full-time employees at December 31, 2002. We have continued to increase our international presence, have increased substantially the number of our customers and acquired In-Chip Systems, Inc in May 2002. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

The registrant filed Current Reports on a Form 8-K on November 26, 2002 and January 3, 2003, under Item 2, to disclose a litigation matter and its outcome.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2003	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN President, Chief Executive Officer and Chairman of the Board

/s/ James R. Pekarsky

JAMES R. PEKARSKY Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Adam A. Kablanian, President and Chief Executive Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
/s/ Adam A. Kablanian

Adam A. Kablanian President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Pekarsky, Vice President and Chief Financial Officer of Virage Logic Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Virage Logic Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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