Form 10-Q
period 2003-06-30
VIRAGE LOGIC CORP
filed 2003-08-14
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of	(IRS Employer Identification No.)
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

As of July 31, 2003 there were 21,035,627 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$41,399	$35,422
Short-term investments	15,092	5,008
Accounts receivable, net of allowance of $733 in 2003 and $703 in 2002	12,381	15,688
Costs in excess of related billings on in process contracts	611	820
Prepaid expenses and other current assets	3,104	2,512
Taxes receivable	925	—

Total current assets	73,512	59,450
Long-term investments	—	19,029
Property and equipment, net	6,420	5,708
Goodwill	9,782	9,782
Intangible assets, net	3,244	3,533
Deferred tax assets	2,442	2,442
Other assets	387	410

Total assets	$95,787	$100,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208	$438
Accrued expenses	4,099	4,240
Deferred revenue	2,550	2,936
Capital lease obligations, current	15	96
Income taxes payable	—	2,049

Total current liabilities	6,872	9,759
Deferred tax liabilities	1,343	1,343
Other	500	1,000

Total liabilities	8,715	12,102
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at June 30, 2003 and September 30, 2002,
Issued and outstanding shares – 21,028 and 20,928 at June 30, 2003 and September 30, 2002, respectively	21	20
Additional paid-in capital	109,383	110,530
Accumulated other comprehensive income	12	28
Deferred stock-based compensation	(181)	(3,326)
Accumulated deficit	(22,163)	(19,000)

Total stockholders’ equity	87,072	88,252

Total liabilities and stockholders’ equity	$95,787	$100,354

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
License	$8,467	$11,798	$28,563	$31,331
Royalties	1,097	435	2,191	1,196

Revenues	9,564	12,233	30,754	32,527
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $27, $287, $245 and $654, respectively)	2,224	2,463	7,114	6,562
Research and development (exclusive of amortization of deferred stock compensation of $56, $416, $479 and $942, respectively)	4,678	3,575	14,328	9,443
Sales and marketing (exclusive of amortization of deferred stock compensation of $40, $363, $306 and $831, respectively)	3,344	3,115	9,357	8,340
General and administrative (exclusive of amortization of deferred stock compensation of $14, $141, $123 and $332, respectively)	1,135	1,206	3,629	3,336
Stock-based compensation	137	1,207	1,153	2,759
In-process research and development	—	1,100	—	1,100

Total cost and expenses	11,518	12,666	35,581	31,540

Operating income (loss)	(1,954)	(433)	(4,827)	987
Interest income and other expenses, net	145	250	533	948
Impairment of investment	—	(5,284)	—	(5,284)

Loss before taxes	(1,809)	(5,467)	(4,294)	(3,349)
Income tax provision (benefit)	(596)	537	(1,131)	1,811

Net loss	$(1,213)	$(6,004)	$(3,163)	$(5,160)

Basic and diluted net loss per share	$(0.06)	$(0.30)	$(0.15)	$(0.27)

Shares used in computing per share amounts:
Basic and diluted net loss per share	20,822	20,039	20,742	19,355

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,

	2003	2002

Operating activities
Net loss	$(3,163)	$(5,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	29	130
Depreciation and amortization	2,607	2,896
Amortization of intangible assets	289	140
Consulting expense related to options granted	—	136
Impairment of investment	—	5,284
Amortization of stock-based compensation	1,153	2,759
Changes in operating assets and liabilities:
Accounts receivable	3,278	(3,547)
Costs in excess of related billings on in process contracts	209	26
Prepaid expenses and other current assets	(592)	132
Taxes receivable	(925)	872
Deferred tax assets	—	(41)
Other assets	23	(42)
Accounts payable	(230)	7
Accrued expenses	(141)	1,036
Deferred revenue	(386)	1,998
Income taxes payable	(2,049)	234

Net cash provided by operating activities	102	6,860
Investing activities
Purchase of property and equipment	(3,319)	(3,483)
Purchase of investments	(24,016)	(20,268)
Proceeds from maturities of investments	32,945	41,950
Acquisition of business, net of cash received	—	(2,919)
Payment of In-Chip merger-related obligation	(500)	—

Net cash provided by investing activities	5,110	15,280
Financing activities
Net proceeds from issuance of common stock	846	1,066
Repayment of stockholder notes	—	950
Principal payments on capital lease obligations	(81)	(114)

Net cash provided by financing activities	765	1,902
Net increase in cash and cash equivalents	5,977	24,042
Cash and cash equivalents at beginning of period	35,422	27,868

Cash and cash equivalents at end of the period	$41,399	$51,910

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of June 30, 2003, our results of operations for the three and nine months ended June 30, 2003 and 2002, and cash flows for the nine months ended June 30, 2003 and 2002, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our balance sheet as of September 30, 2002, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Our results for the three and nine months ended June 30, 2003 are not necessarily indicative of the expected results for any other interim period or the year ending September 30, 2003. Certain reclassifications have been made to conform with current period presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprised of unvested, restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are included in diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June,

	2003	2002	2003	2002

Net loss	$(1,213)	$(6,004)	$(3,163)	$(5,160)

Basic:
Weighted average shares of common stock outstanding	20,992	20,524	20,976	20,281
Less weighted average shares subject to repurchase	(170)	(485)	(234)	(926)

Shares used in computing basic and diluted net loss per share	20,822	20,039	20,742	19,355

Net loss per share:
Basic and diluted	$(0.06)	$(0.30)	$(0.15)	$(0.27)

The weighted average diluted potential shares that were anti-dilutive and excluded from the calculation of diluted net loss per share are approximately 145,000 and 370,000 shares for the three and nine months ended June 30, 2003, respectively, and 1,249,000 and 1,727,000 for the three and nine months ended June 30, 2002.

Note 3. Comprehensive Income (Loss)

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for the reporting and display of comprehensive income (loss) and its related components. Total comprehensive income (loss) related primarily to the change in unrealized gains and losses on investments made by the Company. Total comprehensive income (loss) did not differ materially from net income (loss) reported for the three and nine months ended June 30, 2003 and 2002.

Note 4. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the sale of application-optimized semiconductor intellectual property platforms based on memory, logic, I/Os and IP development tools.

Information regarding revenues for the three and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
United States	$4,341	$5,948	$13,414	$15,750
Canada	232	1,171	1,122	3,888
Japan	921	1,126	3,614	1,718
Taiwan	1,130	1,554	4,548	3,924
Europe, Middle East and Africa (EMEA)	1,636	2,278	5,512	6,957
Other	1,304	156	2,544	290

Total	$9,564	$12,233	$30,754	$32,527

The allocation of revenues by geographic region in the table above is based on the location of our customer’s operations. Sales to a customer located in Malaysia were $1.1 million for the three and nine months ended June 30, 2003. There were no sales to customers located in Malaysia for the three and nine months ended June 30, 2002. As the majority of the Company’s long-lived assets are located primarily in the United States no separate disclosure of the long-lived assets by geographic location is considered meaningful.

Note 5. Stock-based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for its employee stock options and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company had recognized compensation expense based upon the fair value of stock options awards at the grant date consistent with the guidelines set forth under SFAS 123, the proforma amounts for net loss and net loss per share would be presented as indicated below (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,213)	$(6,004)	$(3,163)	$(5,160)
Add: Stock-based compensation expense included in reported net loss, net of tax	90	772	761	1,766
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,582)	(2,271)	(5,024)	(5,849)

Proforma net loss	$(2,705)	$(7,503)	$(7,426)	$(9,243)

Shares used in computing per share amounts:
Basic and diluted	20,822	20,039	20,742	19,355
Net loss per share - as reported
Basic and diluted	$(0.06)	$(0.30)	$(0.15)	$(0.27)

Net loss per share - proforma
Basic and diluted	$(0.13)	$(0.37)	$(0.36)	$(0.48)

Note 6. Commitments and Contingencies

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of June 30, 2003.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Acquisition

On May 24, 2002, the Company acquired In-Chip Systems, Inc. (In-Chip), a privately-held corporation based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of the Company’s common stock. All outstanding options of In-Chip were exchanged for options to purchase an aggregate of 150,991 shares of the Company’s common stock under terms that are consistent with the original grant terms. The In-Chip options which were initially granted by In-Chip on June 30, 2001, vest annually on the anniversary of the grant date with full vesting by June 30, 2004 and expire on June 30, 2011. As of the date of acquisition, 50,679 shares were vested. The acquisition has strengthened the Company’s position in the semiconductor intellectual property market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition has brought to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.

The purchase price of approximately $17.0 million, measured using the average fair market value of Virage Logic’s common stock from May 3, 2002 to May 9, 2002, the five trading days surrounding the date the acquisition agreement with In-Chip was announced, plus the fair value of the options to be issued by Virage Logic in the acquisition, and other costs directly related to the acquisition is as follows (in thousands):

Cash payment	$5,500
Fair market value of common stock	8,940
Fair market value of options	1,769
Estimated acquisition costs	825

$17,034

The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$2,067
Liabilities assumed	(1,923)
Deferred compensation	3,873
In process research and development	1,100
Intangible assets	3,500
Goodwill	9,782
Deferred tax liability	(1,365)

Total consideration	$17,034

The purchase price includes $5.5 million of cash to be paid out, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders as of September 30, 2002, with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. During the quarter ended June 30, 2003, the Company paid $0.5 million of the purchase price as a result. Deferred compensation recorded in connection with the acquisition is being amortized over the original vesting period of the options assumed.

Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The acquired intangible assets which included patented technology that supports all of the logic semiconductor IP products allows semiconductor manufacturers to enhance integrated circuit design productivity by reducing the space required on the physical architecture of the chip. While products in the semiconductor industry are typically subject to rapid technological evolution, the nature of this patented technology is estimated to have a significant life because the patent forms a basis for process improvements of each successive generation. This technology is valuable for currently available products and will continue to be the basis for products under development at smaller dimensions. The valuation of the acquired intangible assets was based on management’s estimates. These assets are being amortized over their useful life estimated to be five to ten years.

Approximately $1.1 million of the purchase price represents the estimated fair value of acquired in-process research and development project that at the time of the acquisition had not yet reached technological feasibility. The project involved the development of a standardized version of In-Chip’s custom logic semiconductor IP product. The value assigned to purchased in-process technology represents primarily the engineering costs incurred to the date of the acquisition in the development of this product, which was approximately 30% complete as of the date of acquisition. The remaining 70% of the development work was completed by Virage Logic prior to September 30, 2002 at an incremental cost to Virage Logic of approximately $420,000. A commercially viable product was made available to Virage Logic’s customers in October 2002.

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

The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and In-Chip been a consolidated entity during the periods presented. The following unaudited proforma information presents a summary of the results of operations of the Company assuming the acquisition of In-Chip had occurred at the beginning of the earliest period presented (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenues	$9,564	$13,703	$30,754	$35,270
Net loss	(1,213)	(5,312)	(3,163)	(7,110)
Basic and diluted EPS	$(0.06)	$(0.26)	$(0.15)	$(0.36)

Note 8. Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 is applied prospectively on adoption and, as a result, does not have any impact on the Company’s current financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has assessed the impact of EITF 00-21 and believes its current accounting policies are in compliance. Therefore, the Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact of the adoption of this standard is not considered to be material to the financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the interim disclosure requirements. The Company believes that the adoption of this standard has had no material impact on its financial statements.

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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on our financial position, cash flows or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include statements relating to products, customers, business prospects, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to execute on our strategy to become a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission.

Overview

     Virage Logic Corporation provides application-optimized semiconductor intellectual property (semiconductor IP) platforms based on memory, logic, I/Os (input/output interface components) and IP development tools that are silicon proven and production ready. These various forms of intellectual property are utilized by our customers to design and manufacture system-on-a-chip (SOC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, digital cameras, DVD players, switches and modems.

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

     The license of our semiconductor IP typically covers a range of embedded memory, logic and I/O products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses. All revenues to date have been denominated in U.S. dollars.

     Revenues from the sale of perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations of us, the fee is fixed or determinable, and collectability is probable. If any of these criteria are not met, we defer recognizing the revenues until such time as all criteria are met. Revenues from term-based licenses, in which no maintenance is purchased, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     In addition, licenses of custom memory compilers or logic libraries require that we customize the functionality of the software for the customer’s specific applications or develop libraries. In that case, we recognize revenues over the period that we perform the customization services using the percentage-of-completion method using input measures based on labor hours incurred.

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

     We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our CUSTOM-TOUCH® STAR Memory System™, NetCAM™ and NOVeA™ technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent a significant portion of our revenues. Royalty revenues for the three months ended June 30, 2003 and 2002 were $1.1 million and $435,000, respectively. Royalty revenues for the nine months ended June 30, 2003 and 2002 were $2.2 million and $1.2 million, respectively.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. The composition of our top ten customers has changed from time to time. For the three months ended June 30, 2003, Silterra Malaysia accounted for 12% of our revenues. For the three months ended June 30, 2002, Agere Systems generated 14% of revenues. For the nine months ended June 30, 2003 and 2002, no single customer accounted for more than 10% of our revenues.

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

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, in which no maintenance is purchased, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     Revenues from custom memory compilers and logic libraries involve customization to the functionality of the software and are therefore recognized over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are being completed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion using input measures based on labor hours incurred. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

     For agreements which include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver that element or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

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

Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their then current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

Purchased Intangibles, Including Goodwill

     We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates include cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired. Intangible assets with finite useful lives are amortized over the estimated life of each asset.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration

Other Than Employee Services under SFAS 123,”. We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the three months ended June 30, 2003 and 2002 were $35,000 and $344,000, respectively and $790,000 and $550,000 for the nine months ended June 30, 2003 and 2002, respectively.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $2.4 million at June 30, 2003. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need, if any, for additional valuation allowances. Taxes receivable, reflecting the recovery of prior taxes paid due to loss carrybacks, was $925,000 at June 30, 2003.

Results of Operations

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
License	89.0%	96.4%	92.9%	96.3%
Royalties	11.0	3.6	7.1	3.7

Revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	23.2	20.1	23.1	20.2
Research and development	48.9	29.2	46.6	29.0
Sales and marketing	35.0	25.4	30.4	25.6
General and administrative	11.9	9.9	11.8	10.3
Stock-based compensation	1.4	9.9	3.8	8.5
In-process R&D	—	9.0	—	3.4

Total cost and expenses	120.4	103.5	115.7	97.0

Operating income (loss)	(20.4)	(3.5)	(15.7)	3.0
Interest and other expenses	1.5	2.0	1.7	2.9
Impairment of investment	—	(43.2)	—	(16.2)
Income tax provision (benefit)	(6.2)	4.4	(3.7)	5.6

Net loss	(12.7)%	(49.1)%	(10.3)%	(15.9)%

Three and Nine Months Ended June 30, 2003 and 2002

     Revenues. Revenues decreased by 22% to $9.6 million from $12.2 million for the three months ended June 30, 2003 and 2002, respectively. Revenues decreased by 5% to $30.8 million from $32.5 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in revenues for the three months ended June 30, 2003 compared to the same period last fiscal year was primarily due to certain fabless semiconductor and IDM customers delaying purchases on advanced technology processes, as well as engaging in agreements with select IDM customers, who purchased a full suite of products, which include higher future royalties in exchange for lower upfront license fees. The decrease in revenues for the nine months ended June 30, 2003 compared to the same period last fiscal year was due to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer technology.

     For the three and nine months ended June 30, 2003 and 2002, sales by geography and geometry are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

By geography:
United States	$4,341	$5,948	$13,414	$15,750
Canada	232	1,171	1,122	3,888
Japan	921	1,126	3,614	1,718
Taiwan	1,130	1,554	4,548	3,924
Europe, Middle East and Africa (EMEA)	1,636	2,278	5,512	6,957
Other	1,304	156	2,544	290

Total	$9,564	$12,233	$30,754	$32,527

By geometry:
0.18 micron technology	18%	20%	18%	11%
0.13 micron technology	48	45	55	53
90 nanometer technology	18	24	8	25
Other	16	11	19	11

     We have experienced increased revenues from Asia, for the three and nine months ended June 30, 2003 over the same period last fiscal year as we continued to build customer relationships and engaged with two additional foundries in that region. Sales to Canada and EMEA were lower as compared to the same period last year due to the timing of certain customer orders and the limited number of customers in those regions. Sales to the United States were lower as compared to the same period last year due to the extended poor economic environment in the U.S. semiconductor industry.

     As a percentage of total revenues, sales for our 0.13 micron and 90-nanometer technologies were down slightly quarter over quarter due to higher product sales on older technology processes. For the quarter ended June 30, 2003, revenue was comprised of sales to 29 existing and six new customers.

     Royalty revenues totaled $1.1 million for the three months ended June 30, 2003, up from $435,000 for the same period last fiscal year. Royalty revenues totaled $2.2 million for the nine months ended June 30, 2003, up from $1.2 million the same period last fiscal year. Royalties increased due to the improved tracking data by our customers on semiconductor IP used in older process nodes and improved processes for obtaining this data. We also collected back royalties for products ramping to volume production on 0.25 micron and 0.18 micron process nodes. During the quarter, we entered into two royalty-bearing contracts with foundries, entered into a royalty-bearing agreement with a large U.S.-based IDM on the 90-nanometer technology for our entire line of memory products, expanded a prior relationship with a Japanese IDM to include a royalty-bearing agreement on the 0.15 micron, 0.13 micron and 90-nanometer ASAP Logic™ products and 90-nanometer ASAP Memory™ products, and signed seven new direct royalty agreements for the STAR Memory System, bringing the total number of STAR Memory System™ licenses to over 50. We believe that these and other arrangements will allow us to strengthen our royalty base over the next few years.

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues decreased 10% to $2.2 million from $2.5 million for the three months ended June 30, 2003 and 2002, respectively. This decrease was due to the redeployment of engineering capacity to certain research and development activities as a result of lower than expected sales. Cost of revenues increased 8% to $7.1 million for the nine months ended June 30, 2003 from $6.6 million for the same period last fiscal year. This increase was primarily due to the year over year increase in engineering capacity and the inability to make timely redeployments of engineering resources between engineering operations and research and development projects. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as sales volume levels continue to fluctuate relative to the engineering capacity. Cost of revenues excludes $27,000 and $287,000 of amortization of stock-based compensation for the three months ended June 30, 2003 and 2002, respectively, and $245,000 and $654,000 for the nine months ended June 30, 2003 and 2002, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense increased 31% to $4.7 million for the three months ended June 30, 2003 from $3.6 million for the same period last fiscal year. Research and development expense increased 52% to $14.3 million for the nine months ended June 30, 2003 from $9.4 million for the same period last fiscal year. Research and development expense as a percentage of revenues increased to 49% for the three months ended June 30, 2003, as compared to 29% for the same period last fiscal year. Research and development expense as a percentage of revenues increased to 47% for the nine months ended June 30, 2003, as compared to 29% for the same period last fiscal year. The increase in research and development expense was primarily due to the redeployment of engineering capacity from cost of revenue activities to research and development projects involving our 90-nanometer technology and our continued efforts to add product variations for the 0.13 micron technology, the NOVeA™ embedded memory technologies, and the ASAP Logic product offerings. For the three months ended June 30, 2003 as compared to the same period last year, the redeployment of engineering capacity reduced headcount and related expenses by $608,000, while software license and maintenance fees increased by $244,000. Research and development expense excludes $56,000 and $416,000 of amortization of stock-based compensation for the three months ended June 30, 2003 and 2002, respectively, and $479,000 and $942,000 for the nine months ended June 30, 2003 and 2002, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion related costs. Sales and marketing expense increased 7% to $3.3 million for the three months ended June 30, 2003 from $3.1 million for the same period last fiscal year. Sales and marketing expense increased 12% to $9.4 million for the nine months ended June 30, 2003 from $8.3 million for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 35% for the three months ended June 30, 2003, as compared to 25% for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 30% for the nine months ended June 30, 2003, as compared to 26% for the same period last fiscal year. For the three month ended June 30, 2003 as compared to the same period last year, the increase in sales and marketing expense was primarily due to the increase in headcount and related costs of $140,000. For the nine months ended June 30, 2003, the increase is related to headcount and related costs of $644,000 and consulting expense of $205,000. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $40,000 and $363,000 of amortization of stock-based compensation for the three months ended June 30, 2003 and 2002, respectively, and $306,000 and $831,000 for the nine months ended June 30, 2003 and 2002, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense decreased by 6% to $1.1 million for the three months ended June 30, 2003 from $1.2 million for the same period last fiscal year. General and administrative expense increased by 9% to $3.6 million for the nine months ended June 30, 2003 from $3.3 million for the same period last fiscal year. General and administrative expense as a percentage of revenues increased to 12% for the three months ended June 30, 2003, as compared to 10% for the same period last fiscal year. General and administrative expense as a percentage of revenues increased to 12% for the nine months ended June 30, 2003, as compared to 10% for the same period last fiscal year. The decrease in general and administrative expense for the three months ended June 30, 2003 as compared to the same period last year was primarily due to decreased professional service costs of $45,000, principally for legal advisory and accounting services. The increase in general and administrative expense for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 is due to higher legal fees of $284,000 and amortization expense of $149,000. General and administrative expense excludes $14,000 and $141,000 of amortization of stock-based compensation for the three months ended June 30, 2003 and 2002, respectively, and $123,000 and $332,000 for the nine months ended June 30, 2003 and 2002.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, the Company has aggregated deferred stock-based compensation of approximately $181,000 at June 30, 2003 and $3.3 million at September 30, 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options or stock, generally four years. The deferred stock-based compensation balance decreased $3.1 million primarily due to the cancellation of unvested shares associated with the resignation of Tushar Gheewala and amortization of other stock based awards. The Company amortized, net of cancellations, $137,000 and $1.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.2 million and $2.8 million during the nine months ended June 30, 2003 and 2002, respectively.

     Interest Income and Other Expenses. Interest income and other expenses, net decreased $105,000 or 42%, to $145,000 for the three months ended June 30, 2003 as compared to $250,000 for three months ended June 30, 2002. For the nine months ended June 30, 2003, interest income and other, net decreased $415,000, or 44%, to $533,000 as compared to $948,000 for the nine months ended June 30, 2002. This decrease was due to a continuing decline in interest rates.

     Income Tax Provision. An income tax benefit of $596,000 was recorded on a pre-tax loss of $1.8 million, yielding an effective tax rate of (33%) for the three months ended June 30, 2003. An income tax provision of $537,000 was recorded on a pre-tax loss of $5.5 million, yielding an effective tax rate of 10% for the three months ended June 30, 2002. An income tax benefit of $1.1 million was recorded on a pre-tax loss of $4.3 million, yielding an effective tax rate of (26%) for the nine months ended June 30, 2003. An income tax provision of $1.8 million was recorded on a pre-tax loss of $3.3 million, yielding an effective income tax rate of 54% for the nine months ended June 30, 2002. The effective tax rates differed from U.S. statutory rates due primarily to stock-based compensation related charges that are non-deductible for tax purposes. The change in effective tax rates from a tax provision of 54% for the nine month period ended June 30, 2002 to a tax benefit of (26%) for the nine month ended June 30, 2003 is due primarily to the application of loss carrybacks to prior taxes paid during tax paying years and also to the reduced amount of stock-based compensation recorded in the 2003 period consistent with the graded vesting method of amortization.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had $56.5 million in cash, cash equivalents and government security investments, as compared with $59.5 million at September 30, 2002. We believe that our cash, cash equivalents and investments will be sufficient to meet our operating and capital needs for at least the next 12 months.

     Net cash provided by operating activities was $102,000 for the first nine months of fiscal 2003. Net cash provided by operating activities resulted from a decrease in accounts receivable of $3.3 million resulting from lower revenues, non-cash charges associated with the amortization of stock-based compensation of $1.2 million, depreciation and amortization of $2.9 million, offset by a net loss of

$3.2 million and net effect of the increase in taxes receivable and decrease in income taxes payable of $3.0 million due to the current taxable net loss position.

     Net cash provided by investing activities was $5.1 million for the first nine months of fiscal 2003. Net cash provided by investing activities was due to the maturity of government security investments of $32.9 million, offset by the purchase of government security investments of $24.0 million, acquisitions of property and equipment of $3.3 million and payout of merger related obligations of $500,000, which is the first of three equal annual installments as set forth in the In-Chip Systems acquisition agreement dated May 4, 2002.

     Net cash provided by financing activities was $765,000 for the first nine months of fiscal 2003. Net cash provided by financing activities was due to proceeds from the issuance of common stock of $846,000 offset by principal payments on capital lease obligations of $81,000.

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

     The Company has outstanding obligations under capital lease lines, with payments due through July 2003. At June 30, 2003, $15,000 was outstanding under these lines. There is no remaining availability under these capital lease lines.

     The following table summarizes our contractual obligations as of June 30, 2003 (Less than 1 year amounts are for July 1, 2003 to September 30, 2003):

	Payments Due by Period (in thousands)

		Less than	2-3	4-5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

Operating lease obligations	$4,251	$203	$1,765	$1,756	$527
Capital lease obligations	15	15	—	—	—
Building purchase	260	260	—	—	—
Other contractual obligations	1,000	500	500	—	—

Total contractual obligations	$5,526	$978	$2,265	$1,756	$527

     In July 2002, the Company signed an initial contract to purchase a building in the Republic of Armenia. The total cost of the building and certain renovations is approximately $2.0 million of which the Company has paid approximately $1.7 million to date. The Company plans to use the building as office space for its engineering and design center based in Yerevan.

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

     We currently have subsidiaries in Israel, Germany and Japan. In addition, a growing portion of our intellectual property is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips and to provide referrals to their customer base. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), Tower Semiconductor (Tower), Silterra Malaysia (Silterra) and Semiconductor Manufacturing International Corporation (SMIC). If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes. We would then be unable to license our intellectual property to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not rise, our business may be harmed.

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

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and a continued economic slowdown resulting in lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor intellectual property have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our intellectual property.

     Sales to customers located outside North America accounted for 56% of our revenues for the nine month period ended June 30, 2003, and 44%, 42%, and 35% of our revenues in fiscal 2002, 2001, and 2000, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our CUSTOM-TOUCH STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the quarters ended June 30, 2003 and 2002, we recorded royalty revenues of approximately $1.1 million and $435,000, respectively. For the nine months ended June 30, 2003 and 2002, we recorded royalty revenues of approximately $2.2 million and $1.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Recently we have completed agreements whereby significant upfront license fees are foregone in exchange for higher royalty rates, which should result in future royalty revenues. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our intellectual property may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our intellectual property, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affect the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the three months ended June 30, 2003, Silterra Malaysia accounted for 12% of our revenues. For the nine months ended June 30, 2003, no single customer generated more than 10% of our revenues. In fiscal 2002, no single customer generated more than 10% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our intellectual property and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

The market for semiconductor IP platforms is highly competitive, and we may lose market share to larger competitors with greater resources and to companies that develop their semiconductor IP platforms using internal design teams.

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

     During the quarter ended June 30, 2003, we recorded a net loss of $1.2 million. For the nine months ended June 30, 2003, we recorded a net loss of $3.2 million. In fiscal year 2002, we recorded our first profitable year of operations. The losses recorded in the first three quarters of fiscal 2003 were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of 90-nanometer process technology. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 284 full-time employees at September 30, 2002 to 298 full-time employees at June 30, 2003. We have continued to increase our international presence, have increased substantially the number of our customers and acquired In-Chip Systems, Inc. in May 2002. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. At June 30, 2003, we maintained $41.4 million in cash or short-term money market mutual funds and held $15.1 million of United States agency securities with maturities of less than one year. Due to the short-term nature of our investment portfolio and our intent to hold these investments to maturity, we do not believe our investment balance is materially exposed to interest rate risk.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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

Date: August 14, 2003	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN
President and Chief Executive Officer

/s/ James R. Pekarsky

JAMES R. PEKARSKY
Vice President, Finance and Chief
Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibits	Description

31.1	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002