Form 10-K
period 2003-09-30
VIRAGE LOGIC CORP
filed 2003-11-14
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2003

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

     Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of October 31, 2003 was approximately $100 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s Common Stock outstanding as of October 31, 2003 was 21,213,487.

Documents incorporated by reference

     Portions of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Virage Logic Corporation
Index to
Annual Report on Form 10-K
For Year Ended September 30, 2003

i

PART I

     With the exception of statements of historical fact, all statements made in this Form 10-K, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects and relationships, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to execute on our strategy to become a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1. Business

General

     Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic, I/Os (input/output interface components) and IP development tools that are silicon proven and production ready. Historically, we have engaged in the development and marketing of embedded memory products. After the acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to include also logic and I/Os products and IP development tools, and have recently began marketing these components as a semiconductor IP platform for our customers’ system-on-a-chip (SoC) designs. The expanded product offering positions us to capture additional “real estate” on the chip, which we believe will enable us to pursue greater market opportunities. These various forms of intellectual property (IP) are utilized by our customers to design and manufacture SoC integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. Our semiconductor IP consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, (4) software development tools that can be used to build memory compilers, (5) logic elements, and (6) I/Os. We also provide custom design services. Our customers include leading fabless semiconductor companies such as Altera, AMCC, ATI Technologies, Broadcom, PMC-Sierra, Sandisk, TranSwitch, and Vitesse Semiconductor, as well as leading integrated device manufacturers (IDMs) such as Agere, Agilent, AMI Semiconductor, Conexant, IBM, Infineon, Intel, Kawasaki, LSI Logic, Motorola, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba.

     We develop our embedded memories, logic and I/O elements to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, that these companies rely on to manufacture the silicon chips for their products. We also pre-test our products before their release on the market by having actual chips containing our semiconductor IP produced by third-party foundries, so that we can provide our customers with test data and assurance that chips produced using our semiconductor IP will be manufacturable, while producing optimal silicon wafer yields. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies. These include Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Company (UMC), Chartered Semiconductor Manufacturing (Chartered), Silterra Malaysia Sdn. Dhd. (Silterra), Silicon Manufacturing International Corporation (SMIC), and Tower Semiconductor, Ltd. (Tower). Because we ensure our products are silicon proven and production ready, our customers benefit from shorter design times for new product development and reduced design and manufacturing costs.

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

Industry Background

     The growth of the Internet and the development of optical and wireless communications infrastructure are creating demand for communications equipment and digital appliances that can utilize the increases in available bandwidths. The system designers of these products are seeking technologies that will enable them to decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called a system-on-a-chip (SoC), rather than on a circuit board.

     SoC design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and IP is required for each component of a SoC, it is difficult for many companies to internally develop the various IP needed for these components. In addition, the designers of products that use SoCs are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development involved in the design of a SoC. In order to accommodate the continuously increasing technical expertise required for the design of a SoC and the timing constraints involved in such design, many semiconductor companies are increasingly relying on external sources for the technical expertise and IP for various components of their SoC designs. The use of proven third-party IP components allows semiconductor companies to meet market pressures while continuing to focus on the components of the SoC that constitute their core competencies.

     The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of SoCs used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in external devices. In order to achieve increased speeds, chip designs now require closer physical proximity and better integration between the logic and memory functions and require more customized memory functions. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a SoC, is creating increased demand for embedded memory. It is now common for a SoC to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. We estimate that memory functions typically comprise between 30-50% of the chip area in a SoC design and believe that this percentage will increase with the growth of memory-intensive applications.

     Semiconductor companies face significant challenges designing high-performance memories that can be easily integrated with other components, including logic, for their SoC devices. Due to continuing advancements in the semiconductor manufacturing processes, new designs have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory designs. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack sufficient design expertise and software tools to provide custom high-performance memory for SoC designs. Similarly, suppliers of stand-alone logic and I/O components generally lack the focus and expertise necessary to develop embedded logic and I/O elements for

SoC designs. These factors have created a market need for third-party providers of highly reliable, high-performance memory, logic and I/O IP for SoC design.

The Virage Logic Solution

     We provide IP for high-performance embedded memories, logic and I/O elements used in SoC designs, as well as software development tools and custom design services. We offer to our customers embedded memories, logic and I/O elements that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of leading third-party semiconductor foundries. Key benefits of our solution include:

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 175 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, Flash and EPROM.

•	Logic Design Expertise. Our historical design expertise in carefully integrating large amounts of memory with advanced logic designs allows us to provide our customers with logic technologies for advanced manufacturing processes. We currently have a design team of over 25 engineers focused exclusively on logic design.

•	Broad Product Line. We offer multiple types of memories, memory compilers, logic libraries and I/Os for advanced 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron and 90-nanometer processes. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their SoC designs.

•	Manufacturing-Tested Solutions. Each of our embedded memories has been customized, verified and tested for a particular manufacturing process on a silicon chip, or silicon proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be defective and thereby reduces costly development delays our customers might experience from using in-house or other third-party designs that are not silicon proven. Our memories have been purchased by over 200 customers and by foundries that comprise over 90% of the third-party foundry market.

•	Significant Design-Time Advantages. We offer silicon proven memories, logic and I/O components that comply with the standards for specific manufacturing processes. Our memories and software tools can be easily integrated into our customers’ SoC design processes. By eliminating the need to design specific embedded memories, our customers can shorten the design time for their system-on-a-chip.

•	High-Density, High-Performance and Ultra-Low Power Consumption Embedded Memories. We have continued to expand our Area, Speed and Power (ASAP) Memory™ compiler offering to enable the generation of high-density, high-speed and ultra-low power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

•	High Density and Ultra High Density ASAP Logic Libraries. We offer an innovative and patented approach to routing and cell architecture for standard cell libraries that consistently yields smaller designs and higher routing utilization without sacrificing performance. We also provide patented metal programmable libraries that offer the flexibility to easily and quickly modify SoC designs while minimizing mask costs associated with frequent design changes.

•	I/O Libraries. We offer highly differentiated base I/O libraries that results in smaller overall die sizes and provide an architecture that can accommodate specialty I/Os from partner providers of specialty I/O cells.

•	Redundancy, Embedded Test and Repair. Our Self-Test and Repair (STAR) Memory System™, the first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC, includes an integrated test and repair capability that enables our customers to achieve higher yields of semiconductors. The system includes one or more STAR SRAM memory blocks, a STAR Processor and a STAR Fuse Box. The STAR SRAM comes with redundant locations, the STAR Processor decides how to test and repair defective SRAMs and the STAR Fuse Box stores the repair information. We believe these potentially higher yields will save our customers millions of dollars in recovered silicon and other raw materials, thereby substantially reducing test costs and enabling faster time-to-volume.

•	Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories, logic and I/Os with the other elements of a SoC design.

The Virage Logic Strategy

     Our objective is to be the leading supplier of semiconductor IP platforms based on memory, logic and I/Os and to gain increasing “real estate” for complex SoCs designed and manufactured by our customers. Key elements of our strategy include the following:

•	Position Virage Logic as a Leading Provider of Semiconductor IP Platforms. We have been known historically for our expertise in providing numerous embedded memory solutions for a variety of advanced products utilizing sophisticated SoC technologies. Our memory solutions have enabled designers to choose from a broad suite of memory products based on their requirements for area, speed, power consumption, redundancy and other technical parameters. With the addition of logic and I/O products to our semiconductor IP platforms, our goal is to position Virage Logic to capture additional “real estate” on the chip, while enabling our customers to choose highly integrated, high-performance, memory, logic and I/O solutions from our product portfolio, based on their unique design requirements. We believe this will position us to pursue larger market opportunities, while further entrenching our existing position as a leading provider of embedded memories to our customers.

•	Enable the Manufacturing of Semiconductors Using Our Semiconductor IP at Leading Third-Party Semiconductor Foundries. We work with leading third-party foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and I/O elements, as well as compilers that are silicon proven for a specific foundry’s manufacturing process, directly to that foundry’s entire customer base. Our close associations with these foundries also give us early access to information for advanced processes thereby enabling us to be the first to market products on smaller process geometries.

•	Become a Preferred IP Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and I/O elements to incorporate in their chips. Since these companies often lack the time and resources to internally develop embedded memories and logic components, which may be outside of their core competencies, or subject them to time-to-market constraints, they license IP from us. To date, we have licensed our IP to many leading fabless semiconductor companies including Altera, AMCC, ATI Technologies, Broadcom, PMC-Sierra, Sandisk, TranSwitch and Vitesse Semiconductor. We intend to continue to target the fabless semiconductor companies that produce the largest number of chips, which will enable us to increase the royalty revenue payments we receive based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers (IDMs) produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory and logic technologies and the rapid innovation of these technologies and integration with other SoC components for advanced manufacturing processes. To date, we have licensed our IP to many leading IDMs including Agere, Agilent, AMI Semiconductor, Conexant, IBM, Infineon, Intel, Kawasaki, LSI Logic, Motorola, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba. In addition, several IDMs are aligning their internal design flows with leading third party foundries and outsourcing semiconductor IP for SoCs to be produced at both the third-party foundries and their own internal foundries. These types of relationships will broaden our market for silicon proven standard products which are designed for the leading third-party foundries. We intend to build upon our ability to reduce these customers’ design time and costs in order to attract additional IDM customers.

•	Continue to Innovate Existing Technologies for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a team of over 175 engineers and we believe this will allow us to be the first to market with semiconductor IP platforms for advanced manufacturing processes.

•	Continue to Solve Manufacturing and Yield Issues Facing Complex SoCs Circuits that Employ Multi-Megabit Embedded Memory Cells. We introduced the industry’s first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC. The integrated test and repair capability ensures higher yields of semiconductors and can potentially save millions of dollars in recovering chips that historically would have been rendered unrepairable, or repairable at significant cost. This capability also substantially reduces test costs and enables faster time-to-volume production. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SoC is used in the end product, thereby enhancing the overall reliability of the product.

•	Expand our Research and Development Efforts. We are focusing on developing new memory and logic architectures to support the convergence between computers, consumer products and communications markets. We intend to continue working with our development partners, TSMC, UMC, Chartered, Silterra, SMIC and Tower, to define the focus of our research and development activities to best address the changing needs of our customers.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to selectively hire direct sales force members to serve key markets worldwide. In November 2002, we established a sales subsidiary in Japan. In Asia, we continue to distribute our products through well-established independent distributors. We also intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic Intellectual Property Partner Program (VIP) to leverage their extensive U.S. and international sales organizations.

Our Products

     We offer a wide range of semiconductor IP including:

•	embedded memories, logic and I/O elements;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools that can be used to build memory compilers; and

•	custom design services.

     Our Embedded Memory Semiconductor IP. We provide embedded memory semiconductor IP in predetermined shapes, sizes and types that can be incorporated by semiconductor designers into their SoC designs. We deliver our memory semiconductor IP to our customers through downloads from secure servers or on computer disks in a form that can be integrated directly into the design of the SoC.

     Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their SoC designs. Our compiler products include:

•	ASAP Memory. These compilers are optimized for high density, high performance and low-power consumption and can generate memories up to 512 kilobits in size. The ASAP memory product line is available in many different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•	NetCAM™. Our content-addressable memory, or CAM, compilers can be used in SoCs that are used in routers, switches and other high-bandwidth Internet infrastructure equipment to accelerate hardware-based searches. These high-speed ternary and binary CAMs are key enablers in moving high speed traffic through a network.

•	STAR Memory System™. The system allows the designer to embed multiple megabits of SRAM into an SoC economically without sacrificing yield and manufacturability. The system includes one or more SRAM blocks, a STAR Processor and a STAR Fuse Box. These memories are optimized for area, speed or power, incorporate self-test and repair capabilities and can generate up to eight megabits of embedded memory.

•	NOVeA®. This innovative non-volatile electrically alterable embedded memory can be manufactured using standard logic processes. NOVeA can retain its data at power-off while allowing data to be reprogrammed and erased during normal operation. NOVeA provides on-chip storage of calibration data, passwords, critical access information, etc. It also helps the designer reduce overall system size, achieve lower power operation and increase system performance.

     Our Logic Semiconductor IP. We provide logic libraries through our ASAP Logic™ product line. These products are designed to improve logic block area utilization and SoC performance while decreasing the price and power consumption of the overall chip. We deliver our logic semiconductor IP to our customers through the same manner as our embedded memory semiconductor IP.

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

     Our Base I/O library. This fiscal year we added an input/output (I/O) library to our product portfolio. It contains all necessary elements to complete an I/O ring, a key element for the SoC’s communication with external electrical components.

     Our Software Development Tools. Our primary software development tool is EMBED-IT!® Architect, which allows semiconductor design companies to develop their own compilers with re-characterization capabilities. We also provide a software tool called EMBED-IT! Integrator to facilitate the design of multiple memory configurations used with SoCs.

     Our Custom Design Services. We offer custom memory design services for companies that require special configurations or functionality not supported by our compilers. This has led to a number of innovations and new technologies, such as our NetCAM technology. In addition we offer custom Standard Cell, Metal Programmable Cell and I/O libraries.

     During fiscal year 2003, revenues for 0.13 micron technology accounted for 53% of total revenues, revenues for 0.18 micron technology was 21% of total revenues, revenues for 90-nanometer technology was 7% of total revenues and revenues from the sale of other products was 19% of total revenues. In fiscal year 2002, revenues from these product technologies were broken down as 56% for 0.13 micron technology, 22% for 0.18 micron technology, 12% for 90-nanometer technology and 10% for other products. In fiscal year 2001, revenues from these product technologies were broken down as 53% from 0.13 micron technology, 36% from 0.18 micron technology, 0% for 90-nanometer technology and 11% for other products.

Markets and Applications

     We target markets with companies that utilize SoC technologies with high-performance, low-power architectures and high density requirements where we believe our silicon proven, semiconductor IP platforms provide customers with significant time-to-market, design and manufacturing cost advantages. Examples of the markets and applications in which our IP is implemented include:

•	Communications and Internet Infrastructure. Communications SoCs are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Digital Appliances. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our memories can be found in video game players, mobile phones, pagers, PDAs, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

Research and Development

     We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memory and logic semiconductor IP. Currently, we are focusing our research and development efforts on development of different configurations for memories, logic and I/O platforms that support the latest manufacturing processes: 90-nanometer and 65-nanometer. We are also developing new memory and logic architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.

     We have entered into agreements with TSMC, UMC, Chartered, Silterra, SMIC and Tower for the development and licensing of various semiconductor IP platform products for certain design rules of each of these foundry’s design rules. Our relationship with these foundries assists us to develop the focus of our research and development activities. Under such agreements each party owns its own IP, and the parties to each agreement jointly own any intellectual property co-developed under such agreements. Following development, we license the developed technologies to third parties that manufacture their silicon chips at the foundry. In exchange for our development, the foundries pay us licensing fees, as well as royalties based on silicon chips manufactured at the foundry using our semiconductor IP. In addition, both parties agree to provide technical, marketing and sales support as appropriate.

     Our research and development expenses were $18.7 million, $13.1 million and $9.6 million in fiscal 2003, 2002 and 2001, respectively, exclusive of amortization of deferred stock-based compensation. We expect that these costs will increase in the future in order to maintain a leading position as a third-party provider of silicon infrastructure in the form of semiconductor IP. At September 30, 2003, we had 135 employees engaged in research and development. We expect to identify and hire additional technical personnel in fiscal year 2004 to staff our planned research and development activities.

Sales and Marketing

     We focus our sales efforts through direct sales in North America, Europe and Asia. In Asia, we also derive indirect sales through distributors.

     Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Fremont, Los Angeles, Newark, West Palm Beach and Ottawa. To serve our European customers, we have a direct sales organization based in the United Kingdom with additional sales personnel in Germany and Israel. This past year, we added experienced sales personnel for Japan and we will utilize a direct sales team in Asia to help support our independent distributors. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a licensee relationship typically involves a three to six month sales cycle. In the past two years, we have sold our products to more than 200 customers.

     We enter into license agreements with our customers for a range of embedded memory, logic and I/O technologies. For our ASAP memory, ASAP logic and I/O products, in addition to collecting license and consulting fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our STAR Memory System, NetCAM and NOVeA products, we receive both license and royalty fees directly from our customers, as well as royalties from the third-party foundries that manufacture their chips. Our license agreements contain limited warranties and limits our liability for consequential damages arising from indemnification of IP infringement.

     We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies that provide us with customer referrals.

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries, including TSMC, UMC, Chartered, Silterra, SMIC and Tower. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	EDA Vendors. We have entered into joint marketing relationships with a number of electronic design automation, or EDA vendors. These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

•	Design Services. We have developed technology alliances with several design service companies who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

     Indirect Sales. In addition to the direct sales force, we also sell our technologies through a distributor in Japan and a distributor for the rest of Asia, primarily in Taiwan. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships are exclusive.

Customers

     We have developed a strong customer base of semiconductor companies that use our semiconductor IP platforms to design complex SoCs. Purchasers of our embedded memories and logic elements include fabless semiconductor companies, integrated device manufacturers and third-party foundries. For fabless semiconductor customers, we license our semiconductor IP on either a single or multiple project basis. For IDMs, we license our semiconductor IP on a multiple project basis and offer our Embed-IT! Architect software as an option to develop and maintain their memory IP on the same software platform.

     The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	Altera Corporation, ATI Technologies*, General Dynamics, PMC- Sierra, Sandisk, Via Technologies

Integrated Device Manufacturers	Agere*, Agilent Technologies AMI Semiconductor, Atmel, Conexant, Infineon*, Intel*, Kawasaki, LSI Logic*, Motorola, NEC*, Philips Electronics, STMicroelectronics*

Third-party Foundries	TSMC*, UMC*, Chartered*, Silterra, SMIC, Tower

*	Indicates the ten customers that generated the highest level of revenues for us in fiscal 2003

     We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal 2003 and 2002, no customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. However, as our sales to fabless semiconductor companies grow, we will become more dependent on the availability of new manufacturing process technologies and capacity from third-party foundries to manufacture our customers’ products.

Acquisition

     On May 24, 2002, the Company acquired In-Chip Systems, Inc., a provider of logic platforms for SoC applications, thereby extending our product offerings for our semiconductor IP platform.

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

     As of October 31, 2003, we had 29 U.S. patents issued, 26 U.S. patent applications on file and twelve draft applications being prepared for filing with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2023, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we can not be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.

     In addition to patent protection, at October 31, 2003, we had three U.S. trademarks registered and two pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

     We protect the source code of our technologies as both trade secrets and unpublished copyrighted works. We license the object code to our customers for limited uses and maintain contractual controls over the use of our software, but we may not have the resources to enforce such controls, and such controls may be declared invalid or unenforceable. Wide dissemination of our software makes protection of our proprietary rights difficult, particularly outside the United States, and we may not be able to assert equivalent rights with respect to source code developed by our employees in the Republic of Armenia (Armenia) and India as we could if it were developed in the United States.

     We protect our trade secrets and other proprietary information through nondisclosure agreements with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.

     Although we believe that our technologies do not infringe on any copyright or other proprietary rights of third parties, from time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. As of October 31, 2003, no such claims exist.

Competition

     The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large IDMs that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as Artisan Components and Synopsys and certain DRAM IP providers, such as Monolithic System Technology, Inc.

     As we continue to introduce new technologies, we may face competition from both existing semiconductor IP suppliers and new ones entering the market. We may also face competition from semiconductor companies that currently offer stand-alone memory technologies, such as Cypress Semiconductor, Hynix Semiconductor, IDT, Micron Technology and Samsung, if these companies were to make their technologies available in embedded form.

In addition, third-party foundries may decide in the future to distribute embedded memories and logic themselves, in addition to manufacturing chips containing third-party embedded memories.

     We believe that important competitive factors in our market include performance and functionality of product, the ability to customize products for customer needs, length of development cycle, price, compatibility with prevailing design methodologies, interoperability with other devices or subsystems, reputation for successful designs and installed base, and the level of technical service and support.

Employees

     At October 31, 2003, we had 300 employees, including 57 in sales and marketing, 135 in research and development, 95 in engineering and operations and 13 in general and administrative functions. We have 129 of our engineers and other significant employees located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

     The names and ages of our existing executive officers and significant employees at November 14, 2003 are set forth below.

Name	Age	Position(s)

Adam A. Kablanian*	44	President, Chief Executive Officer and Director
Alexander Shubat*	41	Vice President of Research and Development, Chief Technical Officer and Director
James R. Pekarsky*(1)	44	Vice President of Finance and Chief Financial Officer
Raymond T. Leung*	45	Vice President of Engineering
Raj Singh*	49	Vice President of Worldwide Sales
James J. Ensell*	42	Vice President of Marketing
Yervant Zorian	47	Vice President and Chief Scientist
William J. Palumbo	45	Vice President and General Manager of New Jersey Operations
Greer Person	41	Vice President of Business Development
Kenneth V. Rousseau	46	Vice President of Software Development
Alok Singh	43	Vice President and General Manager of India Operations

(*)	Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.

(1)	Mr. Pekarsky has tendered his resignation effective mid-November 2003.

     Adam A. Kablanian co-founded Virage Logic and has served as our President, Chief Executive Officer and Director since January 1996. In August 2003, Mr. Kablanian resigned his position as Chairman of the Board and continues to serve as President, Chief Executive Officer and a member of the Board as a Director. Before co-founding Virage Logic, Mr. Kablanian was a Department Manager for LSI Logic, a semiconductor integrated device manufacturer, from August 1994 to December 1995 where he was responsible for the embedded memory design division. Before he joined LSI Logic, Mr. Kablanian managed multi-foundry technology transfer programs as an engineering manager at Waferscale Integration, a designer of programmable system devices, from April 1990 to January 1994. Mr. Kablanian holds a B.A. in Physics from the University of California at Berkeley and an M.S. in Electrical Engineering from Santa Clara University.

     Alexander Shubat co-founded Virage Logic and has served as our Vice President of Research and Development and Chief Technical Officer and as a Director since January 1996. Before co-founding Virage Logic, Dr. Shubat served as Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds fourteen patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D. in Electrical Engineering from Santa Clara University.

     James R. Pekarsky has served as our Vice President of Finance and Chief Financial Officer since May 1999. In October 2003, Mr. Pekarsky tendered his resignation effective mid-November 2003 to pursue other opportunities. Before joining Virage Logic, Mr. Pekarsky served as Director, General Manager in several divisions at Mentor Graphics, where he worked from May 1997 to May 1999, including Mentor Graphics’ Emulation Division in Paris, France and Embedded Software Division in San Jose, California. Before joining Mentor Graphics, Mr. Pekarsky served as the Director of Operations of Advanced Molecular Systems, a genetics research company, from December 1995 to May 1997. Before that, Mr. Pekarsky held senior management positions in finance and operations at Sclavo Diagnostics, a clinical diagnostic company in Milan, Italy, and Bio-Rad Laboratories, a life science research company. Mr. Pekarsky holds a B.S. in Accounting from Indiana University of Pennsylvania and an M.B.A. in Finance from Golden Gate University.

     Raymond T. Leung has served as our Vice President of Engineering since August 1998. Before joining Virage Logic, Mr. Leung was Senior Director of Mixed Signal Development at LSI Logic where he worked from June 1989 to August 1998. He also managed the embedded memory development group at LSI Logic and holds two patents on memory design techniques. Mr. Leung holds a B.S. in Electrical Engineering from Columbia University and an M.S. in Electrical Engineering from Stanford University.

     Raj Singh has served as our Vice President of Worldwide Sales since March 2002. Before joining Virage Logic, Mr. Singh was Executive Vice President and General Manager and previously, Vice President of Worldwide Sales at 3Dlabs where he worked from April 1994 to March 2002. From February 1989 to March 1994, Mr. Singh held various positions with Dupont including Business Manager and Vice President of its Dupont Pixel operation. Mr. Singh holds a B.A. and an M.A. in English literature from Kings College, Aberdeen University of Scotland.

     James J. Ensell, joined Virage Logic as our Vice President of Marketing in October 2003. Before joining Virage Logic, Mr. Ensell served as Vice President, Business Development and Chief Information Officer for fabless custom integrated circuit maker eSilicon from August 2000 to October 2003. Before joining eSilicon, Mr. Ensell held positions as Senior Vice President of Products and Services at Zland, an internet eBusiness provider, from July 1999 to August 2000, and served as Vice President of Marketing at Cadence Design Systems’ Deep Submicron Business Unit from April 1997 to January 1999. Mr. Ensell also serves as chairman of the IP Committee of the Fabless Semiconductor Association (FSA). Mr. Ensell holds a B.S. in Electrical Engineering from Villanova University and an M.S. in Electrical Engineering from the University of Pennsylvania.

     Yervant Zorian served as a Director from November 1997 to March 2001 and joined our management team as Vice President and Chief Scientist in May 2000. From November 1996 to June 2000, Dr. Zorian served as Chief Technical Advisor of LogicVision. Before that Mr. Zorian served as a Distinguished Member of the Technical Staff at Lucent Technologies, Bell Laboratories. Since August 2000, Dr. Zorian has served as a board member of HPL Technologies, Inc. Dr. Zorian holds a B.S. in Electrical Engineering from the University of Aleppo in Syria, an M.Sc. in Computer Engineering from the University of Southern California and a Ph.D. in Electrical Engineering from McGill University.

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

     Greer Person has served as our Vice President of Business Development since July 2003. Before joining Virage Logic, Mr. Person served as Senior Director and Head of Business Development at LSI Logic from November 2000 to July 2003, as Director of Business Development from June 1998 to November 2000, and previously in Product Line Management and Marketing Management for LSI Logic from August 1993 to February 1998. Before joining LSI Logic, Mr. Person held several engineering and operations management positions at Intergraph Corporation. Mr. Person holds a BSEE from the University of Mississippi and an M.B.A. from Santa Clara University.

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

Item 2. Properties

Facilities

     In October 2002, our principal administrative, sales, marketing and research and development facility moved to a new building in Fremont, California and occupies approximately 61,500 square feet. This facility is leased through August 2004. We also lease additional offices in Bellevue, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering personnel. The Bellevue office, which occupies approximately 4,100 square feet, is leased through March 2005. The Clinton office, which occupies approximately 10,900 square feet, is leased through July 2005. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into our new building owned by us. The office space is approximately 40,000 square feet and the total cost of the building and leasehold improvements is approximately $1.9M. The development center in India is located in Noida, near Delhi, and occupies approximately 26,000 square feet in a building leased through July 2004.

Item 3. Legal Proceedings

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

	High	Low

Fiscal year 2001
First quarter	$16.06	$9.13
Second quarter	$16.31	$11.94
Third quarter	$15.84	$9.38
Fourth quarter	$15.91	$9.52
Fiscal year 2002
First quarter	$20.30	$9.43
Second quarter	$22.81	$14.00
Third quarter	$18.99	$11.45
Fourth quarter	$14.10	$7.38
Fiscal year 2003
First quarter	$14.29	$6.26
Second quarter	$10.07	$4.90
Third quarter	$8.56	$4.05
Fourth quarter	$12.50	$7.19

     As of October 31, 2003, there were approximately 97 stockholders of record of our common stock.

     The Company has never paid or declared any cash dividends on our common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

     The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2003.

Recent Sales of Unregistered Securities

     In June 2003, we sold 50,000 shares of common stock to a licensor at $4.00 per share following the exercise of a warrant issued in July 1999. There were no underwriters employed in connection with this transaction. The issuance of the common stock was deemed to be exempted from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6. Selected Consolidated Financial Data.

     The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for each of the fiscal years ended September 30, 2003, 2002 and 2001 and the consolidated balance sheet data at September 30, 2003 and 2002 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statement of operations data for the fiscal years ended September 30, 2000 and 1999 and the consolidated balance sheet data at September 30, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,

	2003 (1)	2002 (1)	2001	2000	1999

	(in thousands, except per share data)
Revenues	$40,657	$45,613	$31,763	$19,666	$9,589
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $255, $986, $1,389, $1,307 and $90 respectively)	9,256	9,059	6,424	4,903	2,562
Research and development (exclusive of amortization of deferred stock compensation of $499, $1,433, $2,095, $2,408 and $222, respectively)	18,678	13,135	9,577	6,737	2,709
Sales and marketing (exclusive of amortization of deferred stock compensation of $322, $1,250, $1,909, $1,393 and $294, respectively)	12,781	11,485	8,257	4,790	2,378
General and administrative (exclusive of amortization of deferred stock compensation of $128, $579, $956, $1,690 and $95, respectively)	4,859	5,191	4,364	2,402	1,202
Stock-based compensation	1,204	4,248	6,349	6,798	701
In-process research and development	—	1,100	—	—	—

Total cost and expenses	46,778	44,218	34,971	25,630	9,552

Operating income (loss)	(6,121)	1,395	(3,208)	(5,964)	37
Interest income	812	1,217	3,155	850	42
Interest and other expenses	(73)	(81)	(62)	(255)	(111)

Income (loss) before taxes	(5,382)	2,531	(115)	(5,369)	(32)
Income tax provision (benefit)	(1,532)	2,306	1,939	293	154

Net income (loss)	(3,850)	225	(2,054)	(5,662)	(186)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	—	(10,104)	—

Net income (loss) attributable to common stockholders	$(3,850)	$225	$(2,054)	$(15,766)	$(186)

Basic and diluted net income (loss) per share	$(0.19)	$0.01	$(0.11)	$(1.98)	$(0.04)

Shares used in computing basic net income (loss) per share	20,750	19,902	18,819	7,952	5,301

Shares used in computing diluted net income (loss) per share	20,750	21,157	18,819	7,952	5,301

	September 30,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,930	$35,422	$27,868	$58,596	$1,513
Investments	20,180	24,037	30,084	—	—
Working capital	62,453	49,691	61,798	61,285	1,554
Total assets	96,562	100,354	77,796	72,121	9,050
Debt obligations	—	96	245	556	633
Accumulated deficit	(22,850)	(19,000)	(19,225)	(17,171)	(1,405)
Total stockholders’ equity	87,373	88,252	73,317	66,922	3,323

(1)	Fiscal 2002 and 2003 results included the impact of revenues and expenses from the operations of In-Chip Systems, Inc. subsequent to its acquisition. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the acquisition of In-Chip Systems, Inc., which was consummated on May 24, 2002.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Overview

     Virage Logic Corporation provides semiconductor IP (semiconductor IP) platforms based on memory, logic, I/Os (input/output interface components) and IP development tools that are silicon proven and production ready. These various forms of IP are utilized by our customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s Internet and high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems.

     Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memories, logic and I/O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools.

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

     We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System™, NetCAM™ and NOVeA™ technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent a significant portion of our revenues. Royalty revenues for the years ended September 30, 2003, 2002 and 2001 were $3.5 million, $1.7 million and $1.0 million, respectively.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. In fiscal 2003 and 2002, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively.

     Sales to customers located outside North America accounted for 52%, 44% and 42% of our revenues in fiscal 2003, 2002 and 2001, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, investments, intangible assets, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the following as critical accounting policies to our company:

•	revenue recognition

•	valuation of accounts receivable

•	valuation of long-lived assets and investments

•	valuation of purchased intangibles, including goodwill

•	accounting for stock options

•	income taxes.

Revenue Recognition

     Our revenue recognition policy uses specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4, Statement of Position 98-9 and Statement of Position 81-1.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, in which no maintenance is purchased, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

     For agreements which include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

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

     While we believe our estimates used in calculating percentage-of-completion for certain agreements involving customization are reasonable, different assumptions could materially affect the timing of our revenue recognition.

Valuation of Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their then-current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivables and our future operating results.

Valuation of Long-Lived Assets and Investments

     We periodically review the carrying value of our long-lived assets and investments for continued realizability. This review is based upon our projections of anticipated future cash flows from such assets and investments. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge.

Valuation of Purchased Intangibles, Including Goodwill

     We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2003, management believes no impairment of intangible assets has occurred.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses recorded for stock options granted to non-employees for the years ended September 30, 2003, 2002 and 2001 were $790,000, $635,000 and $141,000, respectively.

     We make estimates and assumptions for the inputs used in the fair value calculation. Material differences in amounts of expense may result if different estimates and assumptions are used.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $2.9 million at September 30, 2003. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need, if any, for additional valuation allowances. Taxes payable was $309,000 and $2.0 million at September 30, 2003 and 2002, respectively.

Results of Operations — Years Ended September 30, 2003, 2002 and 2001

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2003	2002	2001

Revenue:
License	91.3%	96.3%	96.7%
Royalties	8.7	3.7	3.3

	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	22.8	19.9	20.2
Research and development	45.9	28.8	30.2
Sales and marketing	31.4	25.2	26.0
General and administrative	12.0	11.4	13.7
Stock-based compensation	3.0	9.3	20.0
In-process research and development	0.0	2.4	0.0

Total cost and expenses	115.1	97.0	110.1

Operating income (loss)	(15.1)	3.0	(10.1)
Interest income	2.0	2.7	9.9
Interest and other expenses	(0.2)	(0.1)	(0.2)
Income tax provision (benefit)	(3.8)	5.1	6.1

Net income (loss)	(9.5)%	0.5%	(6.5)%

     Total revenues in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Total Revenues

2003	$40.7 million
2002	45.6 million
2001	31.8 million

     Revenues declined $4.9 million from 2002 to 2003 and increased $13.8 million from 2001 to 2002. The 2003 decline in revenues was due to a decline in license revenues, partially offset by an increase in royalties. The 2002 increase in revenues was the result of increases in license revenues and royalties.

     License revenues declined $6.8 million from 2002 to 2003 and increased $13.2 million from 2001 to 2002. The 2003 decrease in license revenues was primarily due to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology as evidenced by the decrease in sales of the 0.13 micron technology from 56% to 53% of total revenues from 2002 to 2003, the slow-down in projected industry adoption of the 90-nanometer technology as evidenced by the decrease in sales of the 90-nanometer technology from 12% to 7% of total revenues from 2002 to 2003, and entering into agreements with select IDM customers, who have purchased a full suite of products, which include higher future royalties in exchange for lower upfront license fees. The 2002 increase in license revenues was primarily due to increased sales of our embedded memory products and their different geometry variations, which included the continued sale of 0.13 micron embedded memory technologies, the introduction of the 90-nanometer technology and the introduction of logic products following our acquisition of In-Chip.

     Royalties increased $1.8 million from 2002 to 2003 and $637,000 from 2001 to 2002. The 2003 increase was due to increased royalties from foundries as a result of higher manufacturing volumes, entry of higher number of products into production incorporating our IP and the receipt of our first wafer-based royalties directly from customers using our STAR Memory System product family that was expanded in fiscal 2002. The 2002 increase was due to increased royalties from foundries as a result of increased entry of products into production incorporating our IP and higher manufacturing volumes.

     For the year ended September 30, 2003, 2002 and 2001, revenues by geography and geometry are as follows:

	Year Ended September 30, 2003

	2003	2002	2001

By geography:
United States	$17,254	$21,359	$17,521
Canada	2,158	4,263	1,058
Japan	4,110	4,645	2,999
Taiwan	6,702	5,708	2,828
Europe, Middle East and Africa (EMEA)	6,890	9,314	6,722
Other	3,543	324	635

Total	$40,657	$45,613	$31,763

By geometry:
0.18 micron technology	21%	22%	36%
0.13 micron technology	53	56	53
90-nanometer technology	7	12	0
Other	19	10	11

     We have experienced increased revenues from Asia year over year as we continued to build customer relationships and engaged with two additional foundries in that region. Sales to Canada and EMEA were lower in fiscal 2003 as compared to fiscal 2002 due to the timing of certain customer orders and the limited number of customers in those regions. Sales to the United States were lower in fiscal 2003 as compared to fiscal 2002 due to the extended poor economic environment in the U.S. semiconductor industry. Sales in all regions were higher in 2002 then 2001 due to an expanded customer base.

     Cost of revenues in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Cost of revenues

2003	$9.3 million
2002	9.1 million
2001	6.4 million

     Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues increased 2% from 2002 to 2003 and 42% from 2001 to 2002. The slight increase between 2002 and 2003 was due to increased labor and overhead expenses, which could not be redeployed in a timely manner to research and development projects. The increase between 2001 and 2002 was primarily due to personnel expenses of $1.4 million associated with greater engineering resources necessary to design and deliver products to meet the increase in sales volume in 2002, an increase in depreciation of $0.3 million related to purchases of computer hardware and software and an increase of $0.4 million related to purchases of software license and maintenance. Cost of revenues as a percentage of revenues was 23%, 20% and 20% for fiscal year 2003, 2002 and 2001, respectively. The increase in cost of revenues as a percentage of revenues from 2002 to 2003 was attributable to lower than anticipated revenues year-over-year and the inability to make timely redeployments of engineering resources between engineering and research and development projects. Cost of revenues excludes $255,000, $986,000 and $1.4 million of amortization of stock-based compensation for the years ended September 30, 2003, 2002 and 2001, respectively.

     Research and development expenses fiscal 2003, 2002 and 2001 were as follows:

Research and
Fiscal Year	Development Expenses

2003	$18.7 million
2002	13.1 million
2001	9.6 million

     Research and development expense increased 42% from 2002 to 2003 and 37% from 2001 to 2002. The increase in research and development expense from 2002 to 2003 was due to personnel and related expenses of $3.1 million, much of which was associated with the scaling of a logic engineering organization, as well as an increase of $1.3 million in software license and maintenance fees. Headcount increased in 2003 to 135 at fiscal year end from 110 the prior year. The increase in research and development expense between 2001 and 2002 was primarily due to a $2.1 million increase resulting from an increase in the number of employees from 79 to 110 who are involved in research and development as we expanded our product offerings, the development of the 90 and 65 nanometer embedded memory technology, an increase in depreciation of $0.5 million related to capital spending for both computer hardware and software, and purchases of software license and maintenance of $0.6 million. Research and development expense as a percentage of revenues was 46% in fiscal 2003, up from 29% in fiscal 2002 due to the 90-nanometer process research and development effort as well as the redeployment of engineering capacity from cost of revenue activities to research and development projects involving expanded product variations for our technology. Research and development expense excludes $499,000, $1.4 million and $2.1 million of amortization of stock-based compensation for the years ended September 30, 2003, 2002 and 2001, respectively.

     Sales and marketing expenses in fiscal 2003, 2002 and 2001 were as follows:

Sales and
Fiscal Year	Marketing Expenses

2003	$12.8 million
2002	11.5 million
2001	8.3 million

     Sales and marketing expense increased 11% from 2002 to 2003 and 39% from 2001 to 2002. The increase in sales and marketing expense in 2003 was primarily due to costs of hiring additional personnel of $0.9 million and increased consulting expenses of $0.3 million related to market research. In 2002, the increase was primarily due to the cost of hiring additional personnel of $2.5 million and increased sales commissions of $0.5 million. The number of employees increased from 51 to 57 from 2002 to 2003 and 40 to 51 from 2001 to 2002 in sales and marketing. Sales and marketing as a percentage of revenues was 31% in fiscal 2003, up from 25% in fiscal 2002. The increase in expenses as a percentage of revenues resulted from our decision to maintain spending on advertising and promotional activities at the same level as in fiscal 2002 and our decreased revenues. Sales and marketing expense excludes $322,000, $1.3 million and $1.9 million of amortization of stock-based compensation for the years ended September 30, 2003, 2002 and 2001, respectively.

     General and administrative expenses in fiscal 2003, 2002 and 2001 were as follows:

General and
Fiscal Year	Administrative Expenses

2003	$4.9 million
2002	5.2 million
2001	4.4 million

     General and administrative expense decreased 6% from 2002 to 2003 and increased 18% from 2001 to 2002. The decrease in general and administrative expense between 2002 and 2003 was primarily the result of reduced bad debt expense of $0.5 million. The increase in general and administrative expense between 2001 and 2002 was primarily the result of increased professional service costs of $0.4 million, principally for legal advisory and accounting services associated with corporate governance and work related to acquisition plans that were not pursued. The number of employees decreased from 14 to 13 from 2002 to 2003 and increased from 12 to 14 from 2001 to 2002. General and administrative expense excludes $128,000, $579,000 and $1.0 million of amortization of stock-based compensation for the years ended September 30, 2003, 2002 and 2001, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregate deferred stock-based compensation of approximately $130,000 and $3.3 million for the years ended September 30, 2003 and 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is being amortized under the multiple option approach, which results in recognizing expense on an accelerated basis over the vesting period of the applicable options, generally four years. Amortization, net of cancellations, was $1.2 million, $4.2 million and $6.3 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     Interest Income. Interest income was $812,000, $1.2 million and $3.2 million for the years ended September 30, 2003, 2002 and 2001, respectively. Interest income has continued to decrease due to the declining interest rate environment.

     Interest and Other Expenses. Interest and other expenses resulted in a net other expense of $73,000, $81,000 and $62,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The net other expense in 2003 primarily includes interest expense paid on capital leases of $58,000. Net other expense in 2002 primarily includes interest expense paid on remaining capital leases of $49,000.

     Income Tax Provision. For fiscal 2003, we recorded an income tax benefit of $1.5 million on a pre-tax loss of $5.4 million, yielding an effective tax rate of 28%. For fiscal 2002, we recorded a provision for income taxes of $2.3 million on a pre-tax income of $2.5 million, yielding an effective tax rate of 91%. For fiscal 2001 we recorded a provision for income taxes of $1.9 million on a pre-tax loss of $115,000, yielding an effective tax rate of (1686%). The rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes, as well as in-process research and development charges for fiscal 2002. The change in the effective tax rate from fiscal 2002 to fiscal 2003 is primarily the result of the company’s pre-tax loss due to lower than expected revenues in fiscal 2003 after its pre-tax income of $2.5 million in fiscal 2002. The change in the effective tax rate from fiscal 2001 to fiscal 2002 is primarily the result of an increase in the Company’s pre-tax earnings from a nearly break-even point in fiscal 2001 to pre-tax income of $2.5 million in fiscal 2002.

Liquidity and Capital Resources

     At September 30, 2003, we had $38.9 million in cash and cash equivalents, an increase of $3.5 million from cash and cash equivalents held at September 30, 2002. The increase in cash balances at September 30, 2003 was due primarily to the maturity of short-term government securities. We also held $20.1 million in investments at September 30, 2003, as compared to $24.0 million at September 30, 2002. In fiscal 2003 and 2002, operations were funded primarily from revenues received. The Company financed operating losses up to fiscal 2001 through borrowing under capital leases, the sale of preferred stock and cash proceeds of $50.7 million from our August 2000 initial public offering.

     Net cash provided by operating activities was $2.9 million, $8.5 million and $1.2 million for fiscal 2003, 2002 and 2001, respectively. Net cash provided by operating activities resulted from a net loss of $3.9 million in fiscal 2003, adjusted for non-cash charges associated with depreciation and amortization of $3.8 million and the amortization of stock-based compensation of $1.2 million. A focus on collection and reduced revenue levels from 2002 to 2003 led to significant decreases in accounts receivable of $5.2 million partially offset by increases in prepaid expenses of $1.3 million resulting from purchases of software maintenance, a decrease in income taxes payable of $1.7 million due to the Company’s loss position and a decrease in accrued expenses of $0.5 million due to timing of payments. Days sales outstanding for the fiscal fourth quarter, based on revenues of $9.9 million and accounts receivable of $10.5 million, was 95, down from 108 days in the fourth quarter of fiscal 2002. The decrease is primarily due to improving collections efforts. In fiscal 2002, net cash provided by operating activities resulted from net income of $225,000, adjusted for non-cash charges associated with depreciation and amortization of $3.9 million and the amortization of stock-based compensation of $4.2 million. The increase in cash provided by operating activities from 2001 to 2002 is due to decreases in income tax receivable of $1.6 million for the receipt of tax refunds received during the year resulting from tax credits and differences in timing of payments, increases in accrued payroll and related expenses of $1.4 million due to increased headcount from 202 to 284 employees, an increase in deferred revenues of $1.9 million from greater deferred maintenance revenue and an increase in income tax payable of $2.0 million from continued earnings growth and a reduction of the amount of amortization of stock-based compensation. The increase in cash provided from operating activities from 2001 to 2002 was partially offset by increases in accounts receivable of $5.7 million related to higher revenues, prepaid expenses of $590,000 related to purchases of software maintenance and deferred tax assets of $1.7 million. Days sales outstanding for the fiscal fourth quarter of 2002, based on revenues of $13.1 million and accounts receivable of $15.7 million, was 108, up from 98 days in the fourth quarter of fiscal 2001. The increase is primarily due to some large milestone shipments in agreements with integrated device manufacturers late in the year. In fiscal 2001, net cash provided by operating activities resulted from a net loss of $2.1 million adjusted for non-cash charges associated with depreciation and amortization of $2.7 million and the amortization of stock-based compensation of $6.3 million, partially offset by increases in accounts receivable, prepaid expenses, taxes receivable and deferred revenues.

     Net cash used in investing activities was $995,000, $2.0 million and $33.3 million for fiscal 2003, 2002 and 2001, respectively. The decrease in cash used for investing activities from 2002 to 2003 is due primarily to reduced treasury investment activity as a result of lower interest rates leading to net maturities of our investments in government securities of $4.5 million and no significant technology investment or merger and acquisition activity. The decrease in cash used for investing activities from 2001 to 2002 is due primarily to the disposition of the investment in Atmos Corporation and the net maturities of our investments in government securities, offset by the acquisition of In-Chip Systems, Inc. and acquisitions of property and equipment, primarily computer software and hardware. We intend to purchase approximately $4.0 million of additional capital assets, primarily computer equipment and software, during fiscal 2004.

     Net cash provided by financing activities was $1.6 million, $1.0 million and $1.3 million for fiscal 2003, 2002 and 2001, respectively. Net cash provided by financing activities in fiscal 2003 primarily reflects proceeds from the issuance of common stock of approximately $1.7 million. In 2002, the proceeds from issuance of common stock totaling $1.6 million and the repayment of notes payable by stockholders of $1.0 million further contributed to the net cash provided but was offset by the repayment to stockholder of $1.5 million.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions, levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

     The following table summarizes our contractual obligations:

	Payments Due by Period (in thousands)

		Less than	1-3	4-5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

Operating lease obligations	$2,363	$1,025	$614	$393	$331
Other contractual obligations	1,000	500	500

Total contractual obligations	$3,363	$1,525	$1,114	$393	$331

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

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2003	2003	2003	2002	2002	2002	2002	2001

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$9,903	$9,564	$9,625	$11,565	$13,086	$12,233	$10,647	$9,647
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $10, $27, $86, $132, $332, $287, $172 and $195 respectively)	2,142	2,224	2,239	2,651	2,497	2,463	2,175	1,924
Research and development (exclusive of amortization of deferred stock compensation of $20, $56, $193, $230, $491, $416, $239 and $287, respectively)	4,350	4,678	5,021	4,629	3,692	3,575	3,028	2,840
Sales and marketing (exclusive of amortization of deferred stock compensation of $16, $40, $112, $154, $419, $363, $214 and $254, respectively)	3,424	3,344	2,930	3,083	3,145	3,115	2,716	2,509
General and administrative (exclusive of amortization of deferred stock compensation of $5, $14, $50, $59, $247, $141, $87, and $104, respectively)	1,230	1,135	1,309	1,185	1,855	1,206	1,105	1,025
Stock-based compensation	51	137	441	575	1,489	1,207	712	840
In-process research and development	—	—	—	—	—	1,100	—	—

Total cost and expenses	11,197	11,518	11,940	12,123	12,678	12,666	9,736	9,138

Operating income (loss)	(1,294)	(1,954)	(2,315)	(558)	408	(433)	911	509
Interest income	203	179	176	254	243	261	273	440
Interest and other expenses	3	(34)	(37)	(5)	69	(11)	(13)	(2)
Disposition (impairment) of investment	—	—	—	—	5,160	(5,284)	—	—

Income (loss) before taxes	(1,088)	(1,809)	(2,176)	(309)	5,880	(5,467)	1,171	947
Income tax provision (benefit)	(401)	(596)	(611)	76	495	537	659	615

Net income (loss) attributable to common stockholders	$(687)	$(1,213)	$(1,565)	$(385)	$5,385	$(6,004)	$512	$332

Basic net income (loss) per share	$(0.03)	$(0.06)	$(0.08)	$(0.02)	$0.26	$(0.30)	$0.03	$0.02

Diluted net income (loss) per share	$(0.03)	$(0.06)	$(0.08)	$(0.02)	$0.25	$(0.30)	$0.02	$0.02

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	21.6	23.2	23.3	22.9	19.1	20.1	20.4	19.9
Research and development	43.9	48.9	52.2	40.0	28.2	29.2	28.4	29.5
Sales and marketing	34.6	35.0	30.4	26.7	24.0	25.4	25.5	26.0
General and administrative	12.4	11.9	13.6	10.2	14.2	9.9	10.4	10.6
Stock-based compensation	0.5	1.4	4.6	5.0	11.4	9.9	6.7	8.7
In-process R&D	—	—	—	—	—	9.0	—	—

Total cost and expenses	113.0	120.4	124.1	104.8	96.9	103.5	91.4	94.7

Operating income (loss)	(13.0)	(20.4)	(24.1)	(4.8)	3.1	(3.5)	8.6	5.3
Interest income	2.1	1.9	1.8	2.2	1.9	2.1	2.6	4.5
Interest and other expenses	—	(0.4)	(0.3)	—	0.5	(0.1)	(0.2)	—
Disposition (impairment) of investment	—	—	—	—	39.4	(43.2)	—	—

Income (loss) before taxes	(10.9)	(18.9)	(22.6)	(2.6)	44.9	(44.7)	11.0	9.8
Income tax provision (benefit)	(4.0)	(6.2)	(6.3)	0.7	3.8	4.4	6.2	6.4

Net income (loss)	(6.9)%	(12.7)%	(16.3)%	(3.3)%	41.1%	(49.1)%	4.8%	3.4%

Risk Factors

Inability or delay to execute on our strategy to be a provider of semiconductor IP platforms could adversely affect our revenues and profitability.

     Historically, we have derived all of our revenues from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to include also logic and I/Os products and IP development tools, and have recently began marketing these components as a semiconductor IP platform which we provide. If our strategy to be a provider of semiconductor IP platforms is not accepted by potential customers or acceptance is delayed, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could cause failure to gain market acceptance to our semiconductor IP platform include:

•	Difficulty convincing customers of our memory products to purchase other products from us;

•	Competition resulting in minority market share;

•	Inability to migrate technologies to new foundries due to less design experience; and

•	Limited experience in sales and marketing of the platform strategy and knowledge of the market.

The technology used in the semiconductor industry is rapidly changing and if we are unable to develop new technologies and adapt our existing IP to new processes, we will be unable to attract or retain customers.

     The semiconductor industry has been characterized by an increasingly rapid rate of development of new technologies and manufacturing processes, rapid changes in customer requirements, frequent product introductions and ongoing demands for greater speed and functionality. Our future success depends on our ability to develop new technologies and introduce new products to the marketplace in a timely manner, and to adapt our existing IP to satisfy the requirements of new processes and our customers. If our development efforts are not successful or are significantly delayed, or if the enhancements or new generations of our products do not achieve market acceptance, we may be unable to attract or retain customers and our operating results could be harmed.

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

     If we are unable to adequately address these risks, our IP will become obsolete and we will be unable to sell our products. Further, as new technologies or manufacturing processes are announced, customers may defer licensing our IP until those new technologies become available or our IP has been adopted for that manufacturing process.

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

     Our quarterly operating results were lower than expected in the first and second quarters of fiscal 2003 and are likely to fluctuate in the future due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, like timing of manufacturing of semiconductors subject to royalty obligations and the number of such semiconductors actually produced (manufactured);

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

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

     We currently have subsidiaries in Israel, Germany and Japan. In addition, a growing portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and India and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting IP, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia and India, and to otherwise conduct business effectively in Armenia and India;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks;

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

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

If we are unable to maintain existing relationships and develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers.

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to define the focus of our research and development activities. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), Tower Semiconductor (Tower), Silterra Malaysia (Silterra) and Semiconductor Manufacturing International Corporation (SMIC). If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not rise, our business may be harmed.

     Our business and the adoption and continued use of our IP by semiconductor companies depends on the demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business.

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry is currently experiencing a downturn and a continued economic slowdown resulting in lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our IP.

     Sales to customers located outside North America accounted for 52%, 44% and 42% of our revenues for fiscals 2003, 2002, and 2001, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	obtaining governmental approvals for certain technologies.

     If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

If we are unable to continue establishing relationships with semiconductor companies to license our IP, our business will be harmed.

     We currently rely on license fees from the sale of perpetual and term licenses to generate a large portion of our revenues. These licenses produce large amounts of revenue in the periods in which the license fees are recognized, but are not necessarily indicative of a commensurate level of revenue from the same customers in future periods. In addition, our agreements with our customers do not obligate them to license new or future generations of our IP. As a result, the growth of our business depends significantly on our ability to expand our business with existing customers and attract new customers.

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

     These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. Further, there is a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our IP. If we are unable to establish and maintain these relationships, we will be unable to generate license fees, and our revenues will decrease.

If we are unsuccessful in increasing our royalty based and project based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the quarters ended September 30, 2003 and 2002, we recorded royalty revenues of approximately $1.3 million and $475,000, respectively. For the fiscal years ended September 30, 2003 and 2002, we recorded royalty revenues of approximately $3.5 million and $1.7 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Recently we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees. Although we have the right to audit the records of semiconductor manufacturers and fabless semiconductor companies, we face risks relating to the accuracy and completeness of the royalty collection process, due to our limited experience and systems in place to conduct reviews of the accuracy of royalty reports we receive from our customers. In addition, many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that effects the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, limit our ability to forecast our royalty revenues.

We have a long and variable sales cycle, which can result in uncertainty and delays in generating additional revenues.

     Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our IP to that customer. In addition, purchase of our products is usually made in connection with new design starts, which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. In fiscal 2003 and 2002, no single customer generated more than 10% of our revenues. In fiscal 2001, Philips Electronics and Intel Corporation generated 12% and 14% of our revenues, respectively. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

The market for semiconductor IP platforms is highly competitive, and we may lose market share to larger competitors with greater resources and to companies that develop their semiconductor IP platforms using internal design teams.

     We face competition from both existing suppliers of third-party semiconductor IP as well as new suppliers that may enter the market. We also compete with the internal design teams of large, integrated device manufacturers. Many of these internal design teams have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal teams may develop technologies that compete directly with our technologies or may actively seek to license their own technologies to third parties, which could negatively affect our revenue and operating results.

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

Our stock price may be volatile and could decline substantially.

     The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are: variations between our operating results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

•	sale of our common stock or other securities in the future;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.

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

     For the year ended September 30, 2003, we recorded a net loss of $3.9 million. In fiscal year 2002, we recorded our first profitable year of operations. The loss recorded in fiscal 2003 was due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. Continued losses would prevent us from being able to fully utilize our deferred tax asset therefore resulting in the need for a valuation allowance to be recorded. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We have continued to grow our headcount from 284 full-time employees at September 30, 2002 to 300 full-time employees at October 31, 2003. We have continued to increase our international presence, have increased substantially the number of our customers and acquired In-Chip Systems, Inc. in May 2002. This growth has placed, and is expected to continue to place, significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Since our growth has occurred over such a limited time period, we do not have sufficient experience managing the current size of our business to be able to fully assess our ability to continue to manage its growth in the future. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

If we are not able to protect our IP adequately, we will have less proprietary technology to license, which will reduce our revenues and profits.

     Our patents, copyrights, trademarks, trade secrets and other IP are critical to our success. We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. We cannot be sure that the U.S. Patent and Trademark Office will issue patents or trademark registrations for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We have not attempted to secure patent protection in foreign countries, and the laws of some foreign countries may not adequately protect our IP as well as the laws of the United States. Also, the portion of our IP developed outside of the United States may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.

     We use licensing agreements, confidentiality agreements and employee nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. Even though we have taken all customary industry precautions, we cannot be sure that we have taken adequate steps to protect our IP rights and deter misappropriation of these rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. Since we also rely on unpatented trade secrets to protect some of our proprietary technology, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to our unpatented proprietary technology. In addition, third parties might obtain patent rights to such unpatented trade secrets, which they could use to assert infringement claims against us.

Third parties may claim we are infringing or assisting others to infringe their IP rights, and we could suffer significant litigation or licensing expenses or be prevented from licensing our technology.

     While we do not believe that any of our technology infringes the valid IP rights of third parties, we may be unaware of IP rights of others that may cover some of our technology. As a result, third parties may claim we or our customers are infringing their IP rights. Our license agreements typically require us to indemnify our customers for infringement actions related to our technology.

     Any litigation regarding patents or other IP could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved makes any outcome uncertain. If we do not prevail in any infringement action, we may be required to pay significant damages and may be prevented from developing some of our technology or from licensing some of our IP for certain manufacturing processes unless we enter into a royalty or license agreement. In addition, if challenging a claim is not feasible, we might be required to enter into royalty or license agreements in order to settle a claim and continue to license or develop our IP, which may result in significant expenditures. We may not be able to obtain such agreements on terms acceptable to us or at all, and thus, may be prevented from licensing or developing our technology.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our core business, the sale of semiconductor IP for the design and manufacture of system-on-a-chip integrated circuits, has limited exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because all of our license agreements provide for payment in U.S. dollars.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $16.1 million at September 30, 2003 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $4.1 million in U.S. government obligations with maturities up to two years.

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

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1-Election of Directors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

     The information required by this item concerning our executive officers and family relationships is incorporated by reference to the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”

     The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

     The information required by this item concerning the Company's Code of Ethics is incorporated by reference to the section entitled “Code of Ethics” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

Item 11. Executive Compensation

     The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2003.

PART IV

Item 14. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are being filed as part of this report on Form 10-K:

(a)	Index to Consolidated Financial Statements:

(b)	Index to Financial Statement Schedules:

(1)	Schedule II Valuation and Qualifying Accounts	61

(c)	Reports on Form 8-K:

The registrant furnished Current Reports on a Form 8-K on July 24, 2003 and August 14, 2003, to provide its earnings release for the third quarter of fiscal 2003 and its revised financial results for that quarter.

(d)	Exhibits:

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate(1)

4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)

10.1	1997 Equity Incentive Plan, as amended(3)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

Exhibit
Number	Description Of Document

10.5	Form of Indemnification Agreement(1)

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#

10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)

10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)

10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.11	Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*

10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*

10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#

10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)

10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

10.18	Notices of Grant of Stock options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell*

14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

     Stockholders of Virage Logic Corporation:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
October 30, 2003

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$38,930	$35,422
Short-term investments	16,085	5,008
Accounts receivable, net	10,499	15,688
Costs in excess of related billings on uncompleted contracts	619	820
Prepaid expenses and other	3,820	2,512

Total current assets	69,953	59,450
Property, equipment and leasehold improvements, net	6,250	5,708
Goodwill, net	9,782	9,782
Other intangible assets, net	3,148	3,533
Deferred tax assets	2,942	2,442
Long-term investment	4,095	19,029
Other long-term assets	392	410

Total assets	$96,562	$100,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$807	$438
Accrued expenses	3,771	4,240
Deferred revenues	2,613	2,936
Capital lease obligations	—	96
Income taxes payable	309	2,049

Total current liabilities	7,500	9,759
Deferred tax liability	1,189	1,343
Merger-related obligation	500	1,000

Total liabilities	9,189	12,102
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at September 30, 2003 and 2002; Issued and outstanding shares — 21,200,159 and 20,928,231 at September 30, 2003 and 2002, respectively	21	20
Additional paid-in capital	110,330	110,530
Deferred stock-based compensation	(130)	(3,326)
Accumulated other comprehensive income	2	28
Accumulated deficit	(22,850)	(19,000)

Total stockholders’ equity	87,373	88,252

Total liabilities and stockholders’ equity	$96,562	$100,354

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,

	2003	2002	2001

Revenue:
License	$37,137	$43,942	$30,726
Royalties	3,520	1,671	1,037

Revenues	40,657	45,613	31,763
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $255, $986 and $1,389, respectively)	9,256	9,059	6,424
Research and development (exclusive of amortization of deferred stock compensation of $499, $1,433 and $2,095, respectively)	18,678	13,135	9,577
Sales and marketing (exclusive of amortization of deferred stock compensation of $322, $1,250 and $1,909, respectively)	12,781	11,485	8,257
General and administrative (exclusive of amortization of deferred stock compensation of $128, $579 and $956, respectively)	4,859	5,191	4,364
Stock-based compensation	1,204	4,248	6,349
In-process research and development	—	1,100	—

Total cost and expenses	46,778	44,218	34,971

Operating income (loss)	(6,121)	1,395	(3,208)
Interest income	812	1,217	3,155
Interest and other expenses	(73)	(81)	(62)

Income (loss) before taxes	(5,382)	2,531	(115)
Income tax provision (benefit)	(1,532)	2,306	1,939

Net income (loss) attributable to common stockholders	$(3,850)	$225	$(2,054)

Basic and diluted net income (loss) per share	$(0.19)	$0.01	$(0.11)

Shares used in computing basic net income (loss) per share	20,750	19,902	18,819

Shares used in computing diluted net income (loss) per share	20,750	21,157	18,819

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional	Receivable	Deferred	Other		Total
			Paid-in	From	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit	Equity

Balance at September 30, 2000	19,909,501	$20	$95,703	$(1,600)	$(10,030)	$—	$(17,171)	$66,922
Common stock issued under stock option plan and stock purchase plan, net of repurchases	99,436	—	1,098	—	—	—	—	1,103
Exercise of warrants	52,158	—	5	—	—	—	—	—
Repayment from stockholders	—	—	—	556	—	—	—	556
Amortization of stock-based compensation	—	—	(283)	—	6,632	—	—	6,349
Tax benefit from employee stock option plan	—	—	332	—	—	—	—	332
Unrealized gain on investments, net	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	(2,054)	(2,054)

Balance at September 30, 2001	20,061,095	$20	$96,855	$(1,044)	$(3,398)	$109	$(19,225)	$73,317
Common stock issued under stock option plan and stock purchase plan, net of repurchases	328,589	—	1,646	—	—	—	—	1,646
Options granted for services	10,000	—	518	—	—	—	—	518
Repayment from stockholders	—	—	—	1,044	—	—	—	1,044
Amortization of stock-based compensation	—	—	(79)	—	3,944	—	—	3,865
Issuance of common stock in connection with purchase of In-Chip Systems, Inc.	528,547	—	10,709	—	(3,872)	—	—	6,837
Tax benefit from employee stock option plan	—	—	881	—	—	—	—	881
Unrealized gain on investments, net	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	225	225

Balance at September 30, 2002	20,928,231	$20	$110,530	$—	$(3,326)	$28	$(19,000)	$88,252
Common stock issued under stock option plan and stock purchase plan, net of repurchases	221,928	1	1,474	—	—	—	—	1,475
Exercise of warrants	50,000	—	200	—	—	—	—	200
Amortization of stock-based compensation	—	—	(1,992)	—	3,196	—	—	1,204
Tax benefit from employee stock option plan	—	—	118	—	—	—	—	118
Unrealized gain on investments, net	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(3,850)	(3,850)

Balance at September 30, 2003	21,200,159	$21	$110,330	$—	$(130)	$2	$(22,850)	$87,373

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,

	2003	2002	2001

Operating activities
Net income(loss)	$(3,850)	$225	$(2,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	34	500	142
Depreciation and amortization	3,784	3,886	2,696
Amortization of intangible assets	385	238	216
Consulting expense related to options granted	—	136	—
Tax benefit on employee stock plans	118	881	332
Amortization of stock-based compensation	1,204	4,248	6,349
Changes in operating assets and liabilities:
Accounts receivable	5,155	(5,694)	(3,893)
Costs in excess of billings on uncompleted contracts	201	(248)	(308)
Prepaid expenses and other	(1,308)	(590)	(643)
Taxes receivable	—	1,582	(1,287)
Deferred tax assets	(500)	(1,652)	56
Other long term assets	18	(25)	45
Accounts payable	369	(258)	(25)
Accrued expenses	(469)	1,398	375
Deferred revenues	(323)	1,890	(759)
Income tax payable	(1,740)	1,972	—
Deferred tax liability	(154)	(22)	—

Net cash provided by operating activities	2,924	8,467	1,242
Investing activities
Purchase of property, plant and equipment	(4,326)	(4,650)	(3,343)
Purchase of investments	(29,114)	(46,268)	(24,691)
Proceeds from maturity of investments	32,945	46,950	—
Investment in Atmos Corporation	—	5,284	(5,284)
Payment of merger-related obligation	(500)	—	—
Acquisition of business, net of cash acquired	—	(3,270)	—

Net cash used in investing activities	(995)	(1,954)	(33,318)
Financing activities
Net proceeds from issuance of stock	1,675	1,646	1,103
Repayment of notes from stockholders	—	1,044	556
Repayment of note to stockholder	—	(1,500)	—
Payments on capital lease obligations	(96)	(149)	(311)

Net cash provided by financing activities	1,579	1,041	1,348

Net increase (decrease) in cash and cash equivalents	3,508	7,554	(30,728)
Cash and cash equivalents at beginning of year	35,422	27,868	58,596

Cash and cash equivalents at end of year	$38,930	$35,422	$27,868

Supplemental disclosures of cash flow information
Cash paid for interest	$58	$49	$201
Cash paid for income taxes	$1,226	$1,202	$2,842
Supplemental schedules of noncash investing and financing activities
Options granted for services	$—	$136	$—
Common stock issued for the acquisition	$—	$8,940	$—
Fair value of stock options assumed in conjunction with the acquisition	$—	$1,769	$—

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

  Description of Business

     Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic, I/Os (input/output interface components) and IP development tools that are silicon proven and production ready. These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits for high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Transactions

     Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities) are re-measured using the foreign exchange rate at the balance sheet date. Accounts related to operations and non-monetary balance sheet items are re-measured at the rate in effect at the date of the transaction. The effects of foreign currency re-measurement are reported in current operations.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Our revenue recognition policy uses specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4, Statement of Position 98-9 and Statement of Position 81-1.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, in which no maintenance is purchased, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on engagements is made in the

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

     For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

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

  Fair Value of Financial Instruments

     The Company’s financial instruments, including cash equivalents, investments, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are invested in money market funds custodied with major financial institutions. Investments with remaining maturity of less than one year are included in current assets and classified as short-term investments. Those with maturities greater than one year are considered long-term investments. The Company classified all investments as of September 30, 2003 and September 30, 2002 as available-for-sale securities. Such investments consist of government and federal agency bonds, which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income. Realized gains and losses on investments are included in earnings.

  Long-term Investment

     In July 2001, the Company completed its investment in Atmos Corporation (Atmos) totaling approximately $5.3 million through the purchase of 3,333,333 shares of Class D Preference Shares for cash consideration. This represented approximately a 17.5% interest in Atmos Corporation. The Company had accounted for this investment under the cost method. Atmos Corporation, later acquired by Monolithic System Technology Inc. (Mosys), was a provider of embedded dynamic random access memory (DRAM) products and associated electronic design automation tools to system-on-a-chip and integrated circuit designers. The Company recorded an impairment charge to its investment in Atmos for the third quarter of 2002 because the information available to the Company prior to the issuance of its third quarter financial statements indicated that it was probable that Atmos lacked the capital and other resources necessary to continue operating, the entire board of directors of Atmos had resigned in the preceding weeks, the intellectual property assets of Atmos were pledged to MoSys and claims the Company believed it had against Atmos, MoSys and other related parties were under dispute. As a result, the Company believed it was probable that the investment was impaired and the Company estimated the loss to be a total loss of the investment. In September 2002, in connection with the subsequently announced acquisition of Atmos by Mosys, Virage Logic entered into agreements with Atmos, the other shareholders of Atmos and Mosys pursuant to which the Company received approximately $5.3 million in cash consideration in exchange for all of its investment in the Class D preferred stock and a release by the Company of its claims against the parties to the acquisition that allowed the Company to recover the value of the Atmos investment.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other long-term investments include government and federal agency bonds of $4.1 million and $19.0 million with maturity dates greater than one year for the fiscal years ended September 30, 2003 and 2002, respectively.

  Property and Equipment

     Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the useful lives of the assets, generally three years, or the shorter of the lease term or the estimated useful lives of the assets, if applicable. The office building in the Republic of Armenia (Armenia) is being depreciated over a life of twenty years.

  Accounting for Internal-Use Computer Software

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $890,000 and $2.3 million as of September 30, 2003 and 2002, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

  Goodwill and Intangible Assets

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. SFAS 141 was effective for acquisitions subsequent to June 30, 2001, and SFAS 142 was effective for fiscal years beginning after December 30, 2001. At September 30, 2003 the Company had a net intangible balance of $162,000 related to goodwill and customer list purchased on December 1, 1999, $3.0 million related to technology acquired through the acquisition of In-Chip Systems, Inc. (In-Chip) and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In accordance with SFAS 142, the Company did not amortize goodwill related to the In-Chip acquisition. No impairment charge or amortization of goodwill is recorded during the years ended September 30, 2003 and 2002.

     A reconciliation of reported net income (loss) and net income (loss) per share to amounts adjusted for goodwill amortization, net of tax, is as follows (in thousands, except per share amounts):

	Year Ended September 30

	2003	2002	2001

Net income (loss)	$(3,850)	$225	$(2,054)
Goodwill amortization, net of tax	—	71	136

Adjusted net income (loss)	(3,850)	296	(1,918)

Net income (loss) per share as adjusted:
Basic and diluted	$(0.19)	$0.10	$(0.10)

  Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets with finite lives in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144). Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

     The Company evaluates goodwill and intangible assets deemed to have indefinite lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company assesses these assets for impairment on an annual basis. On adoption of SFAS 142, the Company determined its operations represent a single reporting unit. To assess goodwill for impairment, the Company performs the following procedures:

     Step 1: The Company compares its fair value to the carrying value, including goodwill. The fair value considers two components 1) the Company’s market capitalization during the reporting period and 2) the expected present value of future cash flows and future operating trends. If the Company’s fair value exceeds the carrying value, no impairment charge is necessary. Where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to step two as described below.

     Step 2: The Company performs an allocation of the fair value of its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for its goodwill. The Company then compares the implied fair value of goodwill with the carrying amount of its goodwill. If the carrying amount of the goodwill is greater than the implied fair value of its goodwill, an impairment loss is recognized for the excess of such amount.

     As required by the provisions of SFAS No. 142, the Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” (EITF 96-18). We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the years ended September 30, 2003, 2002 and 2001, were $790,000, $635,000 and $141,000, respectively.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123.” Had compensation expense for the Company’s stock option plan and stock purchase plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss would have been increased to the following approximate SFAS 123 amounts:

	Years Ended September 30,

	2003	2002	2001

Net income (loss) — as reported	$(3,850)	$225	$(2,054)
Add: Stock-based compensation expense included in reported net loss, net of tax	795	2,719	4,063
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,116)	(7,105)	(3,224)

Proforma net loss	$(10,171)	$(4,161)	$(1,215)

Net income (loss) per share — as reported
Basic and diluted	$(0.19)	$0.01	$(0.11)
Net income (loss) per share — Proforma
Basic and diluted	$(0.49)	$(0.21)	$(0.06)
Shares used in computing basic and diluted net loss	20,750	19,902	18,819

     The SFAS 123 adjusted impact of options on the net loss for the years ended September 30, 2003, 2002 and 2001 is not representative of the effects on net income (loss) for future years.

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

  Customer Concentrations

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal 2003 and 2002, no individual customer accounted for 10% or more of total revenues. In fiscal year 2001 Intel Corporation and Philips Electronics accounted for 14% and 12% of total revenues, respectively.

  Advertising Expense

     The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $649,000, $780,000 and $936,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

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

     The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended September 30,

	2003	2002	2001

	(In thousands, except per share data)

Net income (loss)	$(3,850)	$225	$(2,054)

Weighted average shares of common stock outstanding	21,019	20,452	19,976
Less weighted average shares subject to repurchase	(269)	(550)	(1,157)

Shares used in computing basic net income (loss) per share	20,750	19,902	18,819

Items net of treasury stock buyback:
Employee stock options	—	723	—
Weighted average shares subject to repurchase	—	497	—
Warrants	—	35	—

Shares used in computing diluted net income per share	20,750	21,157	18,819

Net income (loss) per share:
Basic and diluted	$(0.19)	$0.01	$(0.11)

     The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for the years ended September 30, 2003 and 2001. Options and warrants to purchase 5,594,169, 5,026,060 and 3,864,899 shares of common stock have been excluded for the years ended September 30, 2003, 2002 and 2001, respectively. Shares subject to repurchase total 86,253, 558,094 and 789,514 for the years ended September 30, 2003, 2002 and 2001, respectively.

  Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and is presented in the Statement of Stockholders’ Equity.

     Total comprehensive income (loss) is as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Net income (loss)	$(3,850)	$225	$(2,054)
Change in net unrealized gain on investment	(26)	(81)	109

Total comprehensive income (loss)	$(3,876)	$144	$(1,945)

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

  Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic, I/Os and IP development tools.

  Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has assessed the impact of EITF 00-21 and concluded that the adoption of EITF 00-21 did not have a material impact on its financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2003. The Company adopted FIN 45 on January 1, 2003 and such adoption did not have any impact on net loss or cash flows for the year ended September 30, 2003. The Company has disclosed guarantees in Note 4.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1, 2003, the provisions of FIN 46 must be applied for the reporting period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has adopted the interim and annual disclosure requirements. The adoption of this standard did not have a material impact on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this Statement will not have a material impact on our financial position, cash flows or results of operations.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Segment Information

     The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic, I/Os and IP development tools.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Revenues by geographic region are based on the region the customers are located. They are as follows:

	Year Ended September 30,

	2003	2002	2001

	(in thousands)
Revenues:
United States	$17,254	$21,359	$17,521
Canada	2,158	4,263	1,058
Japan	4,110	4,645	2,999
Taiwan	6,702	5,708	2,828
Europe, Middle East, and Africa (“EMEA”)	6,890	9,314	6,722
Other Asia	3,543	324	635

Total	$40,657	$45,613	$31,763

Long-lived assets are located primarily in the United States, with the exception of the building in Armenia. The building and leasehold improvements are valued at a cost of approximately $1.9 million. The Company has only one product line, therefore disclosure by product groupings is not applicable.

Note 3. Balance Sheet Components

	September 30, 2003			September 30, 2002

			Gross			Gross
	Fair Market	Amortized	Unrealized	Fair Market	Amortized	Unrealized
	Value	Cost	Gain	Value	Cost	Gain

		(in thousands)		(in thousands)
Investments:
Government and Federal Agency bonds	$20,180	$20,178	$2	$24,037	$24,009	$28

	September 30,

	2003	2002

	(in thousands)
Accounts receivable, net:
Accounts receivable	$11,237	$16,392
Allowance for doubtful accounts	(738)	(704)

Total	$10,499	$15,688

     Write-offs against the allowance for doubtful accounts of $96,000 were recorded in the year ended September 30, 2002. No write-offs were recorded in the years ended September 30, 2003 and 2001.

	September 30,

	2003	2002

	(in thousands)
Property, equipment and leasehold improvements, net:
Building in Armenia	$1,423	$—
Furniture and fixtures	912	964
Computers and equipment	5,845	4,771
Software	8,890	8,002
Leasehold improvements	1,263	619

	18,333	14,356
Less accumulated depreciation	(12,083)	(8,648)

Total	$6,250	$5,708

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation and amortization expense related to property, equipment and leasehold improvements totaled $3.8 million, $3.9 million and $2.7 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     The Company leased certain computer equipment and software under long-term capital leases. Capitalized costs of approximately $821,000 and $937,000 are included in property and equipment at September 30, 2003 and 2002, respectively. Accumulated depreciation amounted to approximately $821,000 and $861,000 at September 30, 2003 and 2002, respectively.

	September 30,

	2003	2002

	(in thousands)
Intangible assets, net:
Intangible assets	$4,149	$4,149
Accumulated amortization	(1,001)	(616)

Total	$3,148	$3,533

Accrued expenses:
Accrued payroll and related expenses	$2,545	$2,952
Accrued acquisition costs	500	500
Other accruals	726	788

Total	$3,771	$4,240

Accumulated other comprehensive income:
Unrealized gain on investments	$2	$28

Total	$2	$28

Note 4. Commitments and Contingencies

     Except for the new Armenia building, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $1.2 million, $1.2 million and $1.0 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     Aggregate future minimum lease payments under operating leases as of September 30, 2003 are as follows (in thousands):

Operating
Leases

2004	$1,025
2005	429
2006	187
2007	190
2008	204
Thereafter	332

Total minimum lease and principal payments	$2,367

     The Company had no future capital lease obligations as of September 30, 2003.

     In September 2003, our development center in Armenia moved into our new building. Substantially all the leasehold improvements have been completed with approximately $200,000 still to be incurred.

     Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2003.

     The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45. Currently, we have no liabilities recorded for these agreements as of September 30, 2003.

     Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 5. Stockholders’ Equity

  Common Stock

     The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2003, 21,200,159 shares of common stock were issued and outstanding.

     At September 30, 2003, common stock was reserved for issuance as follows:

Equity Incentive Plan	6,565,448
Employee Stock Purchase Plan	4,714

6,570,162

  Equity Incentive Plans

     In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company at the original exercise price until the underlying options have vested. At September 30, 2003, 86,253 shares issued and outstanding under the plans were subject to repurchase.

     Consulting expense of $136,000 was recorded for options granted to a non-employee for the year ended September 30, 2002. No such options or warrants were granted to non-employees for the years ended September 30, 2003 and 2001.

     Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 1997 Plan and the 2002 Plan. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2003, no such shares have been granted.

     Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price

Balance at September 30, 2000	1,020,890	1,705,750	$3.12
Additional options authorized	1,000,000	—	—
Options granted	(1,740,125)	1,740,125	$14.06
Options exercised	—	(89,769)	$1.06
Options canceled	330,720	(330,720)	$7.31

Balance at September 30, 2001	611,485	3,025,386	$9.01

Additional options authorized	2,335,520	—	—
Options granted and assumed	(1,944,754)	1,944,754	$14.79
Options exercised	—	(255,337)	$2.65
Options canceled	296,837	(296,837)	$11.38

Balance at September 30, 2002	1,299,088	4,417,966	$11.32

Additional options authorized	950,000	—	—
Options granted	(1,563,049)	1,563,049	$6.99
Options exercised	—	(101,606)	$3.14
Options canceled	371,493	(371,493)	$12.83

Balance at September 30, 2003	1,057,532	5,507,916	$10.16

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2003:

			Options Outstanding			Options Exercisable

					Weighted
				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
			of	Exercise	Contractual Life	of	Exercise
			Shares	Price	(in years)	Shares	Price

$0.02	-	$3.42	738,796	$1.51	6.31	630,255	$1.56
$4.00	-	$5.61	984,107	$5.15	8.86	223,288	$4.54
$5.62	-	$9.50	741,319	$7.65	8.97	137,248	$6.21
$9.54	-	$12.13	716,194	$10.83	8.52	373,437	$11.13
$12.17	-	$15.05	787,176	$14.41	7.60	399,659	$14.27
$15.10	-	$16.07	335,000	$15.52	8.14	150,906	$15.56
$16.11	-	$16.11	860,766	$16.11	8.36	77,823	$16.11
$16.20	-	$22.81	344,558	$17.21	8.17	132,427	$17.03

Total			5,507,916			2,125,043

     The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions: a risk-free interest rate of

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.25% for 2003, 3.25% for 2002 and, 4.00% for 2001, no dividend yield for all years, expected stock price volatility of 90% in 2003 and 2002 and 80% for 2001 and a weighted average expected option life of four to five years.

     The options’ weighted average fair value, which is the value assigned to the options under SFAS 123, was $5.35, $11.73 and $10.11 for options granted during 2003, 2002 and 2001, respectively.

  Employee Stock Purchase Plans

     In April 2000, the Company’s board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 507,419 shares of common stock has been reserved for issuance under this plan. In July 2001, the board of directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001 Foreign Plan. As of September 30, 2003, a total of 4,714 shares were reserved for issuance under both plans. During fiscal 2003, an additional 1,700 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the August 15, 2003 purchase. On each October 1, starting in 2001, the number of shares is automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the board of directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year to February 15 and August 15 starting in fiscal year 2002.

     The 2000 Purchase Plan and 2001 Foreign Plan permit eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant’s compensation, at a price equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or the end of each offering period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the 2000 Purchase Plan and 2001 Foreign Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the 2000 Purchase Plan and 2001 Foreign Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 worth of stock per year.

  Warrants

     In June 2000, the Company entered into a license agreement with Credence and its wholly-owned subsidiary, Fluence Technology, under which the Company licenses from Fluence memory built-in self test logic for integration into the Company’s compilers. In exchange for this license, the Company issued a warrant to purchase 50,000 shares of common stock at $4.00 per share to Credence and its affiliates. The Company determined the fair value of the warrant, using the Black-Scholes valuation model and the following assumptions: volatility factor of 80%, life of 3.0 years, fair value of the Company’s common stock on date of grant of $11.00, expected dividend yield of 0.0% and risk-free rate of 6.00%. The resulting valuation was: $8.44 per share. The fair value of the warrant for 50,000 shares was $422,000 and was reflected in the financial statements as an acquisition of software which was amortized over a three-year period, in accordance with the Company’s capitalization policy for perpetual software licenses, ending in June 2003. The credit was recorded in stockholders’ equity. The warrant was exercised in June 2003.

  Common Stock Valuation

     In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company reevaluated the fair value of the In-Chip common stock used to record stock-based compensation for employee stock options. In connection with all such stock option grants, during the years ended September 30, 2003, 2002 and 2001, the Company recorded a non-cash charge for stock-based compensation of $1.2 million, $4.2 million and $6.3 million, respectively. Included in the stock-based compensation for fiscal 2001, is a one-time, non-cash charge, totaling $194,000, related to the transfer of tax liability from employer to employee in connection with employee stock options granted to employees in the United Kingdom.

Note 6. Related Party Transactions

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During fiscal year 2001, the Company sold software totaling $200,000 to Atmos Corporation, in which the Company held a 17.5% equity interest. The Company sold its interest in Atmos Corporation in fiscal 2002.

     The Company had sales of $200,000 for the year ended September 30, 2001 to a company in which an executive officer of the Company is a board member. No sales were made to this company for the years ended September 30, 2003 and 2002.

     At September 30, 2003, the Company held a promissory note from an executive officer totaling $200,000. The promissory note’s outstanding principal and interest is due in fiscal 2006.

     Management believes the rates and terms of the agreements are comparable with those entered into with independent third parties.

Note 7. Agreements with Foundries

     The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2003, 2002 and 2001, total royalty revenues were $3.5 million, $1.7 million and $1.0 million, respectively.

Note 8. Income Taxes

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year Ended September 30,

	2003	2002	2001

		(in thousands)
Domestic	$(5,478)	$2,486	$(115)
Foreign	96	45	—

Total	$(5,382)	$2,531	$(115)

     The provision for income taxes for the years ended September 30, 2003, 2002 and 2001 consists of the following:

	Year Ended September 30,

	2003	2002	2001

		(in thousands)
Current:
Federal	$(1,302)	$3,357	$1,631
State	9	277	207
Foreign	394	450	44
Deferred:
Federal	(423)	(1,518)	53
State	(210)	(260)	4
Foreign	—	—	—

Total	$(1,532)	$2,306	$1,939

     The income tax expense differed from the amounts computed at the US statutory federal income tax rate of 34% in 2003 and 2002 and 35% in 2001 to pre-tax income (loss) as a result of the following:

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended September 30,

	2003	2002	2001

	(in thousands)
Federal tax at statutory rate	$(1,830)	$861	$(39)
State taxes	(207)	139	167
Stock-based compensation	352	1,125	1,810
R&D credit	(138)	(308)	(54)
Valuation allowance	—	—	(242)
In-process R&D	—	374	—
Foreign taxes, net of credit	394	193	47
Other	(103)	(78)	250

Total	$(1,532)	$2,306	$1,939

     Significant components of the Company’s deferred tax assets are as follows:

	Year Ended September30,

	2003	2002

	(in thousands)
Deferred tax assets:
Deferred revenue	$1,049	$1,170
Compensation accrual	164	236
Other accruals/reserves not currently deductible	323	345
Credits	903	—
Depreciation	503	691

Total deferred tax assets	2,942	2,442
Deferred tax liabilities:
Acquired intangibles	(1,189)	(1,343)

Net deferred tax assets	$1,753	$1,099

     The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2003 based on availability of taxable income in the carryback periods for federal purposes. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary. The Company has used all of its federal net operating loss carryforwards.

     For the year ended September 30, 2003, the Company has research and development tax credit carryforwards of approximately $626,000 and $298,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2023. The state tax credits can be carried forward indefinitely.

     The Company has not provided US income taxes on $97,000 of foreign earnings as management intends to indefinitely reinvest these earnings offshore.

     The earnings from foreign operations in India are subject to tax holiday from a grant effective through 2009. The grant provides for tax relief if certain conditions are met. The Company continued to be in compliance with these conditions as of September 30, 2003. Indian earnings are taxed in the current year at a rate of 10%.

Note 9. Acquisition

     On May 24, 2002, the Company acquired In-Chip Systems, Inc., a privately-held corporation based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of the Company’s common stock. All outstanding options of In-Chip were exchanged for options to purchase an aggregate of 150,991 shares of the Company’s common stock under terms that are consistent with the original grant terms. The In-Chip options which were initially granted by In-Chip on June 30, 2001, vest annually on the anniversary of the grant date with full vesting by June 30, 2004 and expire on

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011. As of the date of acquisition, 50,679 shares were vested. The acquisition is expected to strengthen the Company’s position in the semiconductor IP market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition brings to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.

     The unaudited pro forma combined financial statements reflect a purchase price of approximately $17.0 million, measured using the average fair market value of Virage Logic’s common stock from May 3, 2002 to May 9, 2002, the five trading days surrounding the date the acquisition agreement with In-Chip was announced, plus the fair value of the options to be issued by Virage Logic in the acquisition, and other costs directly related to the acquisition as follows (in thousands):

Cash payment	$5,500
Fair market value of common stock	8,940
Fair market value of options	1,769
Estimated acquisition costs	825

Total purchase price	$17,034

     The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$2,067
Liabilities assumed	(1,923)
Deferred compensation	3,873
In process research and development	1,100
Intangible assets (patented technology)	3,500
Goodwill	9,782
Deferred tax liability	(1,365)

Total consideration	$17,034

     The purchase price of $17.0 million has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Deferred compensation is the intrinsic value associated with the 0.2 million unvested options and 0.2 million shares of unvested restricted stock that were assumed and is being amortized over the instruments’ vesting period. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired.

     The purchase price includes $5.5 million of cash to be paid out, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. As of September 30, 2003, $0.5 million of the $1.5 million has been paid out. Deferred compensation recorded in connection with the acquisition will be amortized over the original vesting period of the options assumed.

     Tangible assets were valued at their respective carrying amounts as the Company believes that these amounts approximate their current fair values. The acquired intangible assets, which included patented technology that supports all of the logic semiconductor IP products, allows semiconductor manufacturers to enhance IC design productivity by reducing the space required on the physical architecture of the chip. While products in the semiconductor industry are typically subject to rapid technological evolution, the nature of this patented technology is estimated to have a significant life because the patent forms a basis for process improvements of each successive generation. This technology is valuable for currently available products and continues to be the basis for products under development at smaller dimensions. Intangible assets were valued based on interviews and management’s estimates. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired patented technology. Key assumptions included estimates of revenue growth, cost of revenues, operating expense and taxes. Discount rates used in the valuation of intangible assets ranged from 27% to 32%. These assets are amortized over their useful life estimated to be five to ten years.

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

     The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to the products, including costs to complete the development of the technology and the future

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues to be earned upon commercialization of the products. These cash flows were then discounted using a rate of 42% back to their net present value. The projected net cash flows from the projects were based on management’s estimates of revenues and operating profits related to the projects.

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

Note 10. Fiscal Year 2003 Bonus Plans

  Fiscal Year 2003 Executive Variable Incentive Pay Plan

     In November 2002, the Company’s board of directors approved the adoption of the Virage Logic Fiscal Year 2003 Executive Variable Incentive Pay Plan (the VIP Plan). The VIP Plan limits eligibility to employees at the president, vice president, director and manager levels. Payments to participants in the VIP Plan are based on the Company’s fiscal year 2003 revenue and operating results as compared to the planned results. Eligible participants may receive additional compensation of 15% to 50% of base salary, depending on the Company’s financial results.

  Fiscal Year 2003 Employee Bonus Program

     For fiscal year 2003, the Company approved the bonus program for its United States employees, other than sales and marketing employees and participants in the Fiscal Year 2003 Executive Variable Incentive Pay Plan. Under this program, a bonus pool of up to 5% of quarterly payroll is distributed quarterly based on management’s discretion.

     For the years ended September 30, 2003, 2002 and 2001, approximately $212,000, $758,000 and $960,000 of compensation was expensed under all of the Company’s bonus plans.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Quarterly Results (unaudited)

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2003	2003	2003	2002	2002	2002	2002	2001

			(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$9,903	$9,564	$9,625	$11,565	$13,086	$12,233	$10,647	$9,647
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $10, $27, $86,$132, $332, $287, $172 and $195 respectively)	2,142	2,224	2,239	2,651	2,497	2,463	2,175	1,924
Research and development (exclusive of amortization of deferred stock compensation of $20, $56, $193, $230, $491, $416, $239 and $287, respectively)	4,350	4,678	5,021	4,629	3,692	3,575	3,028	2,840
Sales and marketing (exclusive of amortization of deferred stock compensation of $16, $40, $112, $154, $419, $363, $214 and $254, respectively)	3,424	3,344	2,930	3,083	3,145	3,115	2,716	2,509
General and administrative (exclusive of amortization of deferred stock compensation of $5, $14, $50, $59, $247, $141, $87, and $104, respectively)	1,230	1,135	1,309	1,185	1,855	1,206	1,105	1,025
Stock-based compensation	51	137	441	575	1,489	1,207	712	840
In-process research and development	—	—	—	—	—	1,100	—	—

Total cost and expenses	11,197	11,518	11,940	12,123	12,678	12,666	9,736	9,138

Operating income (loss)	(1,294)	(1,954)	(2,315)	(558)	408	(433)	911	509
Interest income	203	179	176	254	243	261	273	440
Interest and other expenses	3	(34)	(37)	(5)	69	(11)	(13)	(2)
Disposition (impairment) of investment	—	—	—	—	5,160	(5,284)	—	—

Income (loss) before taxes	(1,088)	(1,809)	(2,176)	(309)	5,880	(5,467)	1,171	947
Income tax provision (benefit)	(401)	(596)	(611)	76	495	537	659	615

Net income (loss) attributable to common stockholders	$(687)	$(1,213)	$(1,565)	$(385)	$5,385	$(6,004)	$512	$332

Basic net income (loss) per share	$(0.03)	$(0.06)	$(0.08)	$(0.02)	$0.26	$(0.30)	$0.03	$0.02

Diluted net income (loss) per share	$(0.03)	$(0.06)	$(0.08)	$(0.02)	$0.25	$(0.30)	$0.02	$0.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 14th day of November 2003.

VIRAGE LOGIC CORPORATION

By:	/s/ ADAM A. KABLANIAN

Adam A. Kablanian
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM A. KABLANIAN Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2003

/s/ JAMES R. PEKARSKY James R. Pekarsky	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2003

/s/ RICHARD ELKUS, Jr. Richard Elkus, Jr.	Director	November 14, 2003

/s/ MICHAEL HACKWORTH Michael Hackworth	Director	November 14, 2003

/s/ J. DANIEL MCCRANIE J. Daniel McCranie	Chairman of the Board of Directors	November 14, 2003

/s/ ALEXANDER SHUBAT Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	November 14, 2003

/s/ ROBERT SMITH Robert Smith	Director	November 14, 2003

/s/ MICHAEL STARK Michael Stark	Director	November 14, 2003

VIRAGE LOGIC CORPORATION
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

Allowance for Doubtful Accounts
Year ended September 30, 2001	$62	$142	$—	$204
Year ended September 30, 2002	$204	$596	$(96)	$704
Year ended September 30, 2003	$704	$34	$—	$738

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock Certificate(1)

4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)

10.1	1997 Equity Incentive Plan, as amended(3)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

Exhibit
Number	Description Of Document

10.5	Form of Indemnification Agreement(1)

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#

10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)

10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)

10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.11	Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*

10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*

10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#

10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)

10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

10.18	Notices of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell*

14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.