Form 10-Q
period 2003-12-31
VIRAGE LOGIC CORP
filed 2004-02-13
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending December 31, 2003

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of	(IRS Employer Identification No.)
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

As of January 31, 2004 there were 21,317,418 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$49,043	$38,930
Short-term investments	9,087	16,085
Accounts receivable, net of allowance of $648 in 2003 and $738 in 2002	13,324	10,499
Costs in excess of related billings on uncompleted contracts	715	619
Prepaid expenses and other	3,697	3,820
Taxes receivable	120	—

Total current assets	75,986	69,953
Long-term investments	2,029	4,095
Property, leasehold improvements and equipment, net	5,519	6,250
Goodwill, net	9,782	9,782
Other intangible assets, net	3,051	3,148
Deferred tax assets	2,942	2,942
Other long-term assets	395	392

Total assets	$99,704	$96,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643	$807
Accrued expenses	4,261	3,771
Deferred revenue	5,717	2,613
Income taxes payable	—	309

Total current liabilities	10,621	7,500
Deferred tax liabilities	1,189	1,189
Other	500	500

Total liabilities	12,310	9,189
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at December 31, 2003 and September 30, 2003,
Issued and outstanding shares – 21,286 and 21,200 at December 31, 2003 and September 30, 2003, respectively	21	21
Additional paid-in capital	110,664	110,330
Accumulated other comprehensive income	(1)	2
Deferred stock-based compensation	(81)	(130)
Accumulated deficit	(23,209)	(22,850)

Total stockholders’ equity	87,394	87,373

Total liabilities and stockholders’ equity	$99,704	$96,562

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	December 31,

	2003	2002

Revenue:
License	9,474	11,050
Royalties	1,386	515

Revenues	$10,860	$11,565
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $11 and $132, respectively)	2,436	2,651
Research and development (exclusive of amortization of deferred stock compensation of $19 and $230, respectively)	4,413	4,629
Sales and marketing (exclusive of amortization of deferred stock compensation of $14 and $154, respectively)	3,248	3,083
General and administrative (exclusive of amortization of deferred stock compensation of $6 and $59 respectively)	1,445	1,185
Stock-based compensation	50	575

Total cost and expenses	11,592	12,123

Operating loss	(732)	(558)
Interest income and other expense, net	168	249

Loss before taxes	(564)	(309)
Income tax provision (benefit)	(205)	76

Net loss	$(359)	$(385)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Shares used in computing per share amounts:
Basic and diluted	21,181	20,453

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,

	2003	2002

Operating activities
Net loss	$(359)	$(385)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(90)	—
Depreciation and amortization	888	703
Amortization of intangible assets	97	97
Amortization of stock-based compensation	50	575
Changes in operating assets and liabilities:
Accounts receivable	(2,735)	129
Costs in excess of related billings on uncompleted contracts	(96)	200
Prepaid expenses and other	120	(377)
Taxes receivable	(120)	—
Accounts payable	(164)	(20)
Accrued expenses	490	(67)
Deferred revenue	3,104	112
Income taxes payable	(309)	(1,204)

Net cash provided by (used in) operating activities	876	(237)
Investing activities
Purchase of property and equipment	(157)	(1,876)
Purchase of investments	(939)	(3,989)
Proceeds from maturities of investments	10,000	19,998

Net cash provided by investing activities	8,904	14,133
Financing activities
Net proceeds from issuance of stock	333	204
Payments on capital lease obligations	—	(25)

Net cash provided by financing activities	333	179
Net increase in cash and cash equivalents	10,113	14,075
Cash and cash equivalents at beginning of period	38,930	35,422

Cash and cash equivalents at end of the period	$49,043	$49,497

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Policies

     Description of Business

     Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) platforms based on memory, logic, and I/Os (input/output interface components) that are silicon-proven and production ready. These various forms of IP are utilized by the Company’s customers to design and manufacture System-on-Chip (SoC) integrated circuits that are used in a variety of electronic products including high-speed communications, computer and consumer products, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems.

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

     Unaudited Interim Financial Statements

     The accompanying condensed consolidated financial statements as of December 31, 2003, and for the three months ended December 31, 2003 and 2002, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of December 31, 2003, our results of operations for the three months ended December 31, 2003 and 2002, and cash flows for the three months ended December 31, 2003 and 2002, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our balance sheet as of September 30, 2003, was derived from audited financial statements but does not include all disclosures required by Regulation S-X for annual reporting. Our results for the three months ended December 31, 2003 are not necessarily indicative of the expected results for any other interim period or the year ending September 30, 2004.

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

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method or as services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require for comparable projects, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions related percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

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

     Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. From time to time, we may exercise our audit rights under our contracts with customers to audit our licensees’ royalty records. The results of such royalty audits could result in an increase, as a result of a licensees’ underpayment, or decrease, as a result of a licensees’ overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined.

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

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123.” Had compensation expense for the Company’s stock option plan and stock purchase plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net loss would have been increased to the following approximate proforma amounts (in thousands, except per share data):

	Three Months Ended
	December 31,

	2003	2002

Net loss — as reported	$(359)	$(385)
Add: Stock-based compensation expense included in reported net loss, net of tax	33	380
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(694)	(1,609)

Proforma net loss	$(1,020)	$(1,614)

Net loss per share — as reported
Basic and diluted	$(0.02)	$(0.02)
Net loss per share — Proforma
Basic and diluted	$(0.05)	$(0.08)
Shares used in computing basic and diluted net loss	21,181	20,453

     The SFAS 123 adjusted impact of options on the net loss for the three months ended December 31, 2003 and 2002 is not representative of the effects on net income (loss) for future periods.

Note 2. Net Income (Loss) Per Share

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

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended
	December 31,

	2003	2002

Net loss	$(359)	$(385)

Weighted average shares of common stock outstanding	21,257	20,971
Less weighted average shares subject to repurchase	(76)	(518)

Shares used in computing basic net loss per share	21,181	20,453

Items net of treasury stock buyback:
Employee stock options	—	—
Weighted average shares subject to repurchase	—	—
Warrants	—	—

Shares used in computing diluted net loss per share	21,181	20,453

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

     The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for the periods ended December 31, 2003 and 2002. Options and warrants to purchase approximately 753,000 and 829,000 shares of common stock have been excluded for the three months ended December 31, 2003 and 2002, respectively. Shares subject to repurchase total approximately 61,000 and 275,000 for the three months ended December 31, 2003 and 2002, respectively.

Note 3. Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.

     Total comprehensive loss is as follows (in thousands):

	Three Months ended
	December 31,

	2003	2002

Net loss	$(359)	$(385)
Change in net unrealized gain on investment	(3)	11

Total comprehensive loss	$(362)	$(374)

Note 4. Segment Information

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

Revenues by geography and geometry are as follows (in thousands):

	Three Months Ended
	December 31,

	2003	2002

By geography:
United States	$3,493	$4,690
Canada	629	695
Japan	1,269	1,650
Taiwan	1,472	2,196
Europe, Middle East, Africa (EMEA)	1,926	2,252
Other Asia	2,071	82

Total	$10,860	$11,565

By geometry:
0.18 micron technology	10%	19%
0.13 micron technology	57	53
90 nanometer technology	22	20
Other	11	8

Sales to Korea, which are included under the caption Other Asia above, were $1.0 million and $33,000 for the three months ended December 31, 2003 and 2002, respectively.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at a cost of approximately $1.7 million.

Note 6. Recently Issued Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codification of the staff accounting bulletins. The Company has assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by the Company did not have a material impact on its financial statements.

     In December 2003, the FASB issued additional guidance clarifying the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation

of ARB No. 51” (FIN 46-R). FIN 46-R provides a deferral of FIN 46 for certain entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 7. Commitments and Contingencies

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2003.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2003. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platforms, the ability to integrate In-Chip and its products into the Company and to maintain and develop relationships with existing In-Chip customers, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

Overview

     Virage Logic provides semiconductor intellectual property (IP) platforms that are based on memory, logic, and I/Os (input/output interface components) that are silicon-proven and production ready. Virage Logic helps its customers meet their market demands for cost reduction, while improving performance and reliability for integrated device manufacturers (IDMs), fabless and foundry companies focused on the consumer, communications and networking, handheld and portable, and computer and graphics markets.

     We are seeing signs of improved business activity in the semiconductor industry, and we believe that our semiconductor IP platform strategy positions us well to capitalized on these signs by helping us to participate in certain sales opportunities, such as the additions of an emerging Asia-based foundry customer in Asia in the first fiscal quarter of 2004 and Silicon Manufacturing International Corporation (SMIC) in the fourth quarter of fiscal 2003.

     Our revenues are derived principally from licenses of our semiconductor IP platforms which are based on the following products:

•	embedded memories, including memory compilers for static RAM, register files, CAMs and non-volatile memory, as well as memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	logic elements, including Metal Programmable Cell Libraries that save configuration costs by reprogramming only a few masks and Standard Cell Libraries that deliver up to a 30 percent utilization increase over conventional standard cells;

•	I/O libraries, providing a rich set of I/O cells including SSTL-2, HSTL-2, PCI and PCI-X, and USB1.1.; and

•	software development tools.

     We also derive revenues from royalties, custom design services, maintenance services and library development and consulting services related to the license of logic components.

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

     We derive our royalty revenues from third-party foundries, fabless customers and integrated device manufacturers that manufacture chips incorporating our Area, Speed and Power (ASAP) Memory™ products, ASAP Logic™ products, Self-Test and Repair (STAR) Memory System™, NetCAM™, NOVeA®, and Base I/O Library technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry. Time delays for receiving royalty revenues are due to the typical length of time required for the customer to implement our semiconductor IP into their design, and then to manufacture and bring to market a product incorporating our products.

     Currently, license fees represent a significant portion of our revenues. Royalty revenues for the three months ended December 31, 2003 and 2002 were $1.4 million and $515,000, respectively.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. In the three months ended December 31, 2003 and 2002, no single customer generated more than 10% of our revenues.

Critical Accounting Policies

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our estimates, including those related to percentage-of-completion, allowance for doubtful accounts, investments, intangible assets, income taxes, and contingencies such as litigation. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method or as services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require for comparable projects, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions related percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

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

     Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. From time to time, we may exercise our audit rights under our contracts with customers to audit our licensees’ royalty records. The results of such royalty audits could result in an increase, as a result of a licensees’ underpayment, or decrease, as a result of a licensees’ overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined.

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

Valuation of Long-Lived Assets and Investments

     We periodically review the carrying value of our long-lived assets and investments for continued realizability. This review is based upon our projections of anticipated future cash flows from such assets and investments. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding the amount and timing of such cash flows resulting from different outlooks on the general economic condition and the state of the semiconductor industry could materially affect our evaluations. This could result in an impairment charge and have a materially adverse impact on our future operating results.

Valuation of Purchased Intangibles, Including Goodwill

     We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2003, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.8 million at December 31, 2003. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses recorded for stock options granted to non-employees for the three months ended December 31, 2003 and 2002 were $0 and $719,000, respectively.

     We make estimates and assumptions for the inputs, such as interest rate, weighted average expected option life and volatility, used in the fair value calculation. Current regulatory activity indicates that stock options granted to both employees and non-employees will need to be valued at their fair value and included in operating expenses. As such time the regulation is passed, material differences in amounts of expense may result if different estimates and assumptions are required or if a different valuation model were to be implemented.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $2.9 million and deferred tax liabilities of $1.2 million at December 31, 2003. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets. These estimates may vary materially.

     In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company's financial position and results of operations.

Results of Operations – Three Months Ended December 31, 2003 and 2002

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended
	December 31,

	2003	2002

Revenue:
License	87.2%	95.5%
Royalties	12.8	4.5

Revenues	100.0	100.0
Cost and expenses:
Cost of revenues	22.4	22.9
Research and development	40.6	40.0
Sales and marketing	29.9	26.7
General and administrative	13.3	10.2
Stock-based compensation	0.5	5.0

Total cost and expenses	106.7	104.8

Operating loss	(6.7)	(4.8)
Interest and other expenses	1.5	2.2
Income tax provision (benefit)	(1.9)	0.7

Net loss	(3.3)%	(3.3)%

     Revenues. Revenues declined by 6% to $10.9 million from $11.6 million for the three months ended December 31, 2003 and 2002, respectively. The decrease in revenues for the three months ended December 31, 2003 is primarily due to lower license revenues from sales to U.S.-based customers, partially offset by an increase in royalties.

     License revenues declined by 14% to $9.5 million from $11.1 million for the three months ended December 31, 2003 and 2002, respectively. The decrease in license revenue was primarily due to the slow-down in the U.S. semiconductor industry. Although revenues show improvement for the last two quarters leading up to the first quarter of fiscal 2004 as the industry shows signs of improvement, current revenues levels are lower than the comparable period last year.

     Royalties increased 169% to $1.4 million from $515,000 for the three months ended December 31, 2003 and 2002, respectively. The increase was due to the increased royalties from foundries as a result of higher manufacturing volumes of products incorporating our semiconductor IP products and increased royalties from our customers using our STAR Memory System product family as they increase production.

     For the three months ended December 31, 2003 and 2002, sales by geography and by geometry are as follows (in thousands):

	Three Months Ended
	December 31,

	2003	2002

By geography:
United States	$3,493	$4,690
Canada	629	695
Japan	1,269	1,650
Taiwan	1,472	2,196
Europe, Middle East and Africa (EMEA)	1,926	2,252
Other	2,071	82

Total	$10,860	$11,565

By geometry:
0.18 micron technology	10%	19%
0.13 micron technology	57	53
90-nanometer technology	22	20
Other	11	8

     Sales to customers in the United States were lower in the first quarter of fiscal 2004 as compared to fiscal 2003 due to the extended poor economic environment in the U.S. semiconductor industry. Although revenues in Japan and Taiwan decreased in the first quarter of fiscal 2004 as compared to fiscal 2003, sales in other regions of Asia increased as we added an emerging Asia-based foundry to our customer base.

     License revenues of 0.18 micron technology decreased to 10% of total license revenues for the first quarter of fiscal 2004 from 19% in the same period in fiscal 2003, while sales for 0.13 micron and 90-nanometer technology products increased to 57% and 22%, respectively, of total license revenues for the first quarter of fiscal 2004 as compared to

53% and 20%, respectively, for the same period in fiscal 2003. We believe this is the result of an increased number of design starts on the 0.13 micron and 90-nanometer technology nodes, and we believe that sales for advanced technology nodes, mainly the 90-nanometer technology will continue to increase.

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues decreased 8% from the first quarter of fiscal 2003 to 2004 as a result of lower revenues and the lower levels of engineering resources required in connection with the sale of 0.13 micron technology products, which require less customization. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, as license revenues continue to fluctuate relative to the engineering capacity and changes in product mix. Cost of revenues excludes $11,000 and $132,000 of amortization of stock-based compensation for the three months ended December 31, 2003 and 2002, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense decreased 5% to $4.4 million for the three months ended December 31, 2003 from $4.6 million for the same period last fiscal year. Research and development expense as a percentage of revenues remained fairly flat at approximately 40% of revenues. The decrease in research and development expense was primarily due to the reduction in the number of employees involved in research and development activities in our efforts to reduce costs resulting in lower costs of $275,000, offset by increased rent and insurance costs of $71,000. Headcount directly reporting to the research and development group decreased in 2004 to 135 at period end from 138 the prior year period. We anticipate that research and development expense will increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $19,000 and $230,000 of amortization of stock-based compensation for the three months ended December 31, 2003 and 2002, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion related costs. Sales and marketing expense increased 5% to $3.2 million for the three months ended December 31, 2003 from $3.1 million for the same period last fiscal year. Sales and marketing expense as a percentage of revenues increased to 30% for the three months ended December 31, 2003, as compared to 27% for the same period last fiscal year. The increase in sales and marketing expense was due to increased headcount resulting in an additional expense of $212,000, increased rent and insurance costs of $131,000, offset by lower commission costs of $178,000. Headcount increased in 2004 to 53 at period end from 49 the prior year period. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $14,000 and $154,000 of amortization of stock-

based compensation for the three months ended December 31, 2003 and 2002, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel and other costs associated with the management of our business. General and administrative expense increased by 22% to $1.4 million for the three months ended December 31, 2003 from $1.2 million for the same period last fiscal year. General and administrative expense as a percentage of revenues increased to 13% for the three months ended December 31, 2003 as compared to 10% for the three months ended December 31, 2002. The increase in general and administrative expense was primarily due to increased headcount resulting in additional expense of $40,000, increased professional service costs associated with corporate governance of $45,000 and increased rent and insurance costs of $123,000. Headcount increased in 2004 to 15 at period end from 13 the prior year period. General and administrative expense excludes $6,000 and $59,000 of amortization of stock-based compensation for the three months ended December 31, 2003 and 2002, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregated deferred stock-based compensation of approximately $81,000 at December 31, 2003 and $130,000 at December 31, 2002. The Company amortized, net of cancellations, $50,000 and $575,000 during the three months ended December 31, 2003 and 2002, respectively. The remaining deferred stock-based compensation as of December 31, 2003 is expected to be fully amortized in fiscal year 2004.

     Interest Income and Other Expenses. Interest income decreased to $168,000 for the three months ended December 31, 2003 from $249,000 for the same period last fiscal year. This decrease was due to declining interest rates and a shortening of the maturity periods within the investment portfolio.

     Income Tax Provision. For the three months ended December 31, 2003, we recorded an income tax benefit of $205,000 on a pre-tax loss of $564,000, yielding an effective tax rate of 36%. For the three months ended December 31, 2002, we recorded a provision for income taxes of $76,000 on a pre-tax loss of $309,000, yielding an effective tax rate of (25%). The rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes. The change in the effective tax rate from the three months ended December 31, 2002 to 2003 is primarily due to the smaller amount of stock-based compensation recorded in the three months ended December 31, 2003.

Liquidity and Capital Resources

     At December 31, 2003, the Company had $49.0 million in cash and cash equivalents, as compared with $38.9 million at September 30, 2003. The increase in the cash balance at December 31, 2003 was due primarily to the maturity of short-term government securities. We also held $11.1 million in short-term and long-term investments at December 31, 2003 as compared to $20.2 million at September 30, 2003. For the three months ended December 31, 2003 and 2002, operations were funded primarily from revenues received.

     Net cash provided by operating activities was $876,000 for the first three months of fiscal 2004 and net cash used in operating activities was $237,000 for the first three months of fiscal 2003. Net cash provided by operating activities resulted from a net loss of $359,000, adjusted for non-cash charges associated with depreciation and amortization of $888,000. Accounts receivable increased $2.7 million due to a large customer order in which the percentage-of-completion method of accounting was used, offset by an increase in accrued expenses due to test chip fabrication costs and rent related costs, and an increase in deferred revenues principally resulting from a large multi-year contract for which the percentage-of-completion method of accounting is being used.

     Net cash provided by investing activities was $8.9 and $14.1 million for the first three months of fiscal 2004 and 2003, respectively. Net cash provided by investing activities was lower due to the maturing of $10.0 million in government security investments, offset by the purchase of short-term government investments of $939,000 and acquisitions of property and equipment of $157,000.

     Net cash provided by financing activities was $333,000 and $179,000 for the first three months of fiscal 2004 and 2003, respectively. Net cash provided by financing activities was primarily due to proceeds from the issuance of common stock upon the exercise of options by employees.

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

     The following table summarizes our contractual obligations:

	Payments Due by Period (in thousands)

			Less than		1-3		4-5	After 5
Contractual obligations	Total		1 Year		Years		Years	Years

Operating lease obligations	$4,641	(1)	$1,267	(1)	$2,889	(1)	$359	$126
Merger-related obligations	1,000		500		500		—	—
Purchase obligations	1,500	(2)	700	(2)	800	(2)	—	—

Total contractual obligations	$7,141		$2,467		$4,189		$359	$126

(1)	Includes $320,000, $996,000 and $1.1 million, respectively, payable under the lease agreement for our corporate office in Fremont, California, which was extended through fiscal year 2006 during the first quarter of fiscal 2004.
(2)	Reflects amounts payable under an agreement with a third party for the right to market certain semiconductor I/O technology developed by such third party and create, modify and market derivatives of this technology.

Risk Factors

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

     Historically, we have derived all of our revenues from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic. In 2003 we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. Since the introduction of our first semiconductor IP platform in 2003, we have seen increasing customer interest and adoption. However, if our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could cause failure to gain market acceptance to our semiconductor IP platform include:

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

     Our ability to continue developing technical innovations involves several risks, including:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor companies;

•	the emergence of new semiconductor manufacturing processes and our ability to enter into strategic relationships with third-party semiconductor foundries to develop and test technologies for these new processes and provide customer referrals;

•	the significant research and development investment that we may be required to make before market acceptance, if any, of a particular technology;

•	the possibility that the industry may not accept a new technology or may delay use of a new technology after we have invested a significant amount of resources to develop it; and

•	new technologies introduced by our competitors.

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

     Our quarterly operating results were lower than expected in the first and second quarters of fiscal 2003 and are likely to fluctuate in the future due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	shifts in demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, such as the timing of manufacturing of semiconductors subject to royalty obligations and the number of such semiconductors actually produced (manufactured);

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

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

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to define the focus of our research and development activities. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), Tower Semiconductor (Tower), Silterra Malaysia (Silterra), Semiconductor Manufacturing International Corporation (SMIC) and a foundry in Korea. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. The semiconductor industry has been experiencing a downturn during a significant economic slowdown resulting in lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our IP.

     Sales to customers located outside North America accounted for 52%, 44% and 42% of our revenues for fiscal years 2003, 2002, and 2001, respectively. For the three months ended December 31, 2003, sales to customers located outside North America accounted for 68% of our revenues. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

     These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. Further, there are a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our IP. If we are unable to establish and maintain these relationships, we will be unable to generate license fees, and our revenues will decrease.

If we are unsuccessful in increasing our royalty based and project based revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the three months ended December 31, 2003 and 2002, we recorded royalty revenues of approximately $1.4 million and $515,000, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Recently we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees. Many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that effects the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, all impact our ability to forecast our royalty revenues.

It is difficult for us to verify royalty amounts owed to us under our licensing arrangements, and this may cause us to lose revenues.

     The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit the books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. Our failure to audit our licensees’ books and records may result in us receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. The results of such audits could also result in an increase, as a result of a licensees’ underpayment, or decrease, as a result of a licensees’ overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits may cause our revenues and operating results to be below market expectations, which could cause our stock price to decline. The royalty audit may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the first three months of fiscal 2004 and in fiscal 2003 and 2002, no single customer generated more than 10% of our revenues. We expect a small number of companies in the aggregate to represent between 20% to 40% of our revenues for the foreseeable future. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

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

     In addition, our business and operations are substantially dependent on the performance of our key personnel, including Adam A. Kablanian, our President and Chief Executive Officer, and Alexander Shubat, our Vice President of Research and Development and Chief Technical Officer. We do not have formal employment agreements with Mr. Kablanian or Dr. Shubat and do not maintain “key man” life insurance policies on their lives. If Mr. Kablanian or Dr. Shubat were to leave or become unable to perform services for our company, our business would be severely harmed.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.

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

     For the three months ended December 31, 2003, we recorded a net loss of $359,000. In fiscal year 2002, we recorded our first profitable year of operations. The loss recorded in fiscal 2003 was due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. Continued losses would prevent us from being able to fully utilize our deferred tax asset therefore resulting in the need for a valuation allowance to be recorded. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     Our historical growth, international expansion, and the acquisition of In-Chip Systems, Inc. in May 2002, have placed, and are expected to continue to place, a significant strain on our managerial and financial resources as well as our limited financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, finance and management information and control systems on a timely basis, together with maintaining effect cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $9.1 million at December 31, 2003 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $2.0 million in U.S. government obligations with maturities up to two years.

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

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The registrant furnished a Current Report on Form 8-K on January 20, 2004 to provide its earnings release for the first fiscal quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN
President, Chief Executive Officer
and Chairman of the Board

/s/ Michael E. Seifert

MICHAEL E. SEIFERT
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.1 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002