Form 10-Q
period 2004-03-31
VIRAGE LOGIC CORP
filed 2004-05-14
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 30, 2004 there were 21,472,184 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$55,346	$38,930
Short-term investments	4,086	16,085
Accounts receivable, net of allowance of $605 in 2004 and $648 in 2003	14,134	10,499
Costs in excess of related billings on uncompleted contracts	585	619
Prepaid expenses and other	3,557	3,820
Taxes receivable	379	—

Total current assets	78,087	69,953
Long-term investments	—	4,095
Property, leasehold improvements and equipment, net	5,017	6,250
Goodwill, net	9,782	9,782
Other intangible assets, net	2,955	3,148
Deferred tax assets	2,942	2,942
Other long-term assets	398	392

Total assets	$99,181	$96,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$318	$807
Accrued expenses	4,120	3,771
Deferred revenue	4,892	2,613
Income taxes payable	—	309

Total current liabilities	9,330	7,500
Deferred tax liabilities	1,189	1,189
Merger-related obligation	—	500

Total liabilities	10,519	9,189
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at March 31, 2004 and September 30, 2003,
Issued and outstanding shares – 21,460 and 21,200 at March 31, 2004 and September 30, 2003, respectively	21	21
Additional paid-in capital	111,677	110,330
Accumulated other comprehensive income	16	2
Deferred stock-based compensation	(32)	(130)
Accumulated deficit	(23,020)	(22,850)

Total stockholders’ equity	88,662	87,373

Total liabilities and stockholders’ equity	$99,181	$96,562

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
License	$11,212	$9,046	$20,686	$20,096
Royalties	1,765	579	3,151	1,094

Total revenues	12,977	9,625	23,837	21,190
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $11, $86, $22 and $218, respectively)	2,867	2,239	5,303	4,890
Research and development (exclusive of amortization of deferred stock compensation of $18, $193, $37 and $423, respectively)	4,639	5,021	9,052	9,650
Sales and marketing (exclusive of amortization of deferred stock compensation of $14, $112, $28 and $266, respectively)	3,714	2,930	6,962	6,013
General and administrative (exclusive of amortization of deferred stock compensation of $6, $50, $12 and $109, respectively)	1,636	1,309	3,081	2,494
Stock-based compensation	49	441	99	1,016

Total cost and expenses	12,905	11,940	24,497	24,063

Operating income (loss)	72	(2,315)	(660)	(2,873)
Interest income and other expense, net	136	139	304	388

Income (loss) before taxes	208	(2,176)	(356)	(2,485)
Income tax provision (benefit)	19	(611)	(186)	(535)

Net income (loss)	$189	$(1,565)	$(170)	$(1,950)

Basic net income (loss) per share	$0.01	$(0.08)	$(0.01)	$(0.09)

Diluted net income (loss) per share	$0.01	$(0.08)	$(0.01)	$(0.09)

Shares used in computing per share amounts:
Basic	21,373	20,729	21,277	20,649
Diluted	22,168	20,729	21,277	20,649

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2004	2003
Operating activities
Net loss	$(170)	$(1,950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(133)	29
Depreciation and amortization	1,705	1,677
Amortization of intangible assets	193	192
Amortization of stock-based compensation	99	1,016
Changes in operating assets and liabilities:
Accounts receivable	(3,502)	4,063
Costs in excess of related billings on uncompleted contracts	34	212
Prepaid expenses and other	263	(3)
Taxes receivable	(379)	(148)
Other assets	(6)	(3)
Accounts payable	(489)	(120)
Accrued expenses	349	(24)
Deferred revenue	2,279	(306)
Income taxes payable	(309)	(2,049)

Net cash provided by (used in) operating activities	(66)	2,586
Investing activities
Purchase of property and equipment	(472)	(3,154)
Purchase of investments	(1,069)	(24,023)
Proceeds from maturities of investments	17,177	27,947
Payment of merger-related obligation	(500)	(500)

Net cash provided by investing activities	15,136	270
Financing activities
Net proceeds from issuance of stock	1,346	634
Payments on capital lease obligations	—	(58)

Net cash provided by financing activities	1,346	576

Net increase in cash and cash equivalents	16,416	3,432
Cash and cash equivalents at beginning of period	38,930	35,422

Cash and cash equivalents at end of the period	$55,346	$38,854

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

     Unaudited Interim Financial Statements

     The accompanying condensed consolidated financial statements as of March 31, 2004, and for the three and six months ended March 31, 2004 and 2003, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of March 31, 2004, our results of operations for the three and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our balance sheet as of September 30, 2003, was derived from audited financial statements but does not include all disclosures required by Regulation S-X for annual reporting. Our results for the three and six months ended March 31, 2004 are not necessarily indicative of the expected results for any other interim period or for the year ending September 30, 2004.

     Revenue Recognition

     Our revenue recognition policy follows specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4, Statement of Position 98-9 and Statement of Position 81-1.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method or as services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require for comparable projects, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions under the percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

     For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. From time to time, we may exercise our audit rights under our contracts with customers to audit our licensees’ royalty records. The results of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined.

     Stock-based compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations in accounting for its employee stock options and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123” (SFAS 148). Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock options and stock purchase plans under the fair value method of accounting under SFAS 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$189	$(1,565)	$(170)	$(1,950)
Add: Stock-based compensation expense included in reported net income(loss), net of tax	32	441	65	1,016
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,741)	(3,103)	(3,094)	(5,215)

Proforma net loss	(1,520)	(4,227)	(3,199)	(6,149)

Shares used in computing per share amounts:
Basic	21,373	20,729	21,277	20,649
Diluted	22,168	20,729	21,277	20,649
Net income (loss) per share – as reported
Basic and diluted	$0.01	$(0.08)	$(0.01)	$(0.09)
Net loss per share – Proforma
Basic and diluted	$(0.07)	$(0.20)	$(0.15)	$(0.30)

     The SFAS 123 adjusted impact of options on the net income (loss) for the three and six months ended March 31, 2004 and 2003 is not representative of the effects on net income (loss) for future periods.

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

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$189	$(1,565)	$(170)	$(1,950)
Weighted average shares of common stock outstanding	21,398	20,965	21,328	20,915
Less weighted average shares subject to repurchase	(25)	(236)	(51)	(266)

Shares used in computing basic net income (loss) per share	21,373	20,729	21,277	20,649

Items net of treasury stock buyback:
Employee stock options	782	—	—	—
Employee stock purchase plan	13	—	—	—

Shares used in computing diluted net income per share	22,168	20,729	21,277	20,649

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.01)	$(0.09)

Diluted	$0.01	$(0.08)	$(0.01)	$(0.09)

     Potentially dilutive shares are excluded from the calculation of diluted net loss per share because they are antidilutive. For the three months ended March 31, 2004 and 2003, potential common shares that were excluded from the net income (loss) per share computations as their effect would be antidilutive were 2.8 million and 5.0 million, and for the six months ended March 31, 2004 and 2003 were 5.6 million and 5.0 million. Shares subject to repurchase total approximately 6,000 and 204,000 for the three and six months ended March 31, 2004 and 2003, respectively.

Note 3. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.

     Total comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$189	$(1,565)	$(170)	$(1,950)
Change in net unrealized gains and losses on investments	17	(34)	14	(23)

Total comprehensive income (loss)	$206	$(1,599)	$(156)	$(1,973)

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

Revenues by geographic region are based on the region in which the customers are located.

Revenues by geography and geometry are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
By geography:
United States	$3,537	$4,382	$7,030	$9,073
Canada	473	195	1,101	890
Japan	1,437	1,042	2,706	2,693
Taiwan	1,817	1,222	3,289	3,418
Europe, Middle East, Africa (EMEA)	3,960	1,624	5,886	3,876
Other	1,753	1,160	3,825	1,240

Total	$12,977	$9,625	$23,837	$21,190

By geometry:
0.18 micron technology	12%	11%	11%	15%
0.13 micron technology	44	73	50	62
90 nanometer technology	39	7	31	14
Other	5	9	8	9

Included in the Other category by geography above are sales to Singapore of $900,000 and $1.1 million for the three months ended March 31, 2004 and 2003, respectively, and $1.8 million and $1.2 million for the six months ended March 31, 2004 and 2003, respectively.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at a cost of approximately $1.8 million.

Note 6. Recently Issued Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 revises or rescinds portions of the interpretative guidance related to revenue recognition included in Topic 13 of the codificaton of the staff accounting bulletins. The Company has assessed the impact of SAB 104 and concluded that the adoption of SAB 104 by the Company did not have a material impact on its financial statements.

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

Note 7. Commitments and Contingencies

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2004.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

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

     We are seeing signs of improved business activity in the semiconductor industry, and are experiencing continued customer momentum for our platform 0.13 micron and 90-nanometer process and Self-Test and Repair (STAR) Memory System™. As more designs move to the 0.13 micron and 90-nanometer process nodes, the capabilities offered by the STAR Memory System become more important to improve yield, speed and time to market and to reduce overall costs.

     Our revenues are derived principally from licenses of our semiconductor IP platforms, which are based on the following products:

•	embedded memories, including memory compilers for static RAM, register files, CAMs and non-volatile memory, as well as memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	logic elements, including Metal Programmable Cell Libraries that save configuration costs by reprogramming only a few masks and Standard Cell Libraries that deliver up to a 30% smaller area over conventional standard cell implementations;

•	I/O libraries, providing a rich set of I/O cells; and

•	software development tools.

     We also derive revenues from royalties, custom design services, maintenance services and library development and consulting services related to the license of logic components.

     Our revenues are reported in two separate categories: license revenues and royalty revenues. License revenues are derived from license fees, maintenance fees, fees for custom design services, library design services and consulting services. Royalty revenues are derived from fees paid by a customer on a per-chip design basis or a third-party foundry based on production volumes of wafers containing chips utilizing our semiconductor IP technologies.

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

     Currently, license fees represent a significant portion of our revenues. Royalty revenues for the three months ended March 31, 2004 and 2003 were $1.8 million and $579,000, respectively, and for the six months ended March 31, 2004 and 2003 were $3.2 million and $1.1 million, respectively.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. For the three months ended March 31, 2004, Philips Semiconductor accounted for 15% of our revenues. For the three months ended March 31, 2003, Agere Systems and Chartered Semiconductor each accounted for 12% of our revenues and NEC Electronics Corporation accounted for 10% of our revenues. No single customer generated more than 10% of our revenues for the six months ended March 31, 2004 and 2003.

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

Revenue Recognition

     Our revenue recognition policy follows specific and detailed guidelines and is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4, Statement of Position 98-9 and Statement of Position 81-1.

     Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, there are no significant remaining obligations on our part, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method or as services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require for comparable projects, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions under the percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

     For agreements which include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally one year.

     Amounts invoiced to our customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

     Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. From time to time, we may exercise our audit rights under our contracts with customers to audit our licensees’ royalty records. The results of such royalty audits could result in an increase, as a result of a licensee’s underpayment, or decrease, as a result of a licensee’s overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined.

Valuation of Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon payment history and the customers’ current credit worthiness, as determined by our review of their then-current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivables and our future operating results.

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

Valuation of Purchased Intangibles, Including Goodwill

     We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of March 31, 2004, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.7 million at March 31, 2004. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Accounting for Stock Options

     We account for outstanding stock options under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board Interpretation No. 44 (FIN 44), and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of

FASB 123” (SFAS 148). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock at the grant date.

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses recorded for stock options granted to non-employees for the three months ended March 31, 2004 and 2003 were $0 and $35,000, respectively, and for the six months ended March 31, 2004 and 2003 were $0 and $755,000, respectively.

     We make estimates and assumptions for the inputs, such as interest rate, weighted average expected option life and volatility, used in the fair value calculation. Current regulatory activity indicates that stock options granted to both employees and non-employees will need to be valued at their fair value and included in operating expenses. At such time the regulation is passed, material differences in amounts of expense may result if different estimates and assumptions are required or if a different valuation model were to be implemented.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $2.9 million and deferred tax liabilities of $1.2 million at March 31, 2004. The carrying value of the company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

     In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

Results of Operations – Three and Six Months Ended March 31, 2004 and 2003

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue:
License	86.4%	94.0%	86.8%	94.8%
Royalties	13.6	6.0	13.2	5.2

Revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	22.1	23.3	22.2	23.1
Research and development	35.7	52.2	38.0	45.5
Sales and marketing	28.6	30.4	29.3	28.4
General and administrative	12.6	13.6	12.9	11.8
Stock-based compensation	0.4	4.6	0.4	4.8

Total cost and expenses	99.4	124.1	102.8	113.6

Operating income (loss)	0.6	(24.1)	(2.8)	(13.6)
Interest and other expenses	1.0	1.5	1.3	1.9
Income tax provision (benefit)	0.1	(6.3)	(0.8)	(2.5)

Net income (loss)	1.5%	(16.3)%	(0.7)%	(9.2)%

     Revenues. Revenues increased by 35% to $13.0 million from $9.6 million for the three months ended March 31, 2004 and 2003, respectively, and increased by 12% from $21.2 million to $23.8 million for the six months ended March 31, 2004 and 2003, respectively. The increase in revenues for the three and six months ended March 31, 2004 and 2003 was primarily due to increased license revenues from customers located outside of the United States and increased royalty revenue.

     License revenues increased by 24% to $11.2 million from $9.0 million for the three months ended March 31, 2004 and 2003, respectively, and increased 3% from $20.1 million to $20.7 million for the six months ended March 31, 2004 and 2003, respectively. The increase in license revenue was primarily due to a few large agreements in Europe and Asia and increased sales of our 90-nanometer technology products.

     Royalties increased 205% to $1.8 million from $579,000 for the three months ended March 31, 2004 and 2003, respectively, and 188% to $3.2 million from $1.1 million for the six months ended March 31, 2004 and 2003, respectively. The increase was due to the overall industry wide increase in production volumes, higher manufacturing volumes of products incorporating our semiconductor IP products on the 0.13 micron process and increased royalties from our customers using our STAR Memory System product family as they increase production.

     For the three and six months ended March 31, 2004 and 2003, sales by geography and by geometry are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
By geography:
United States	$3,537	$4,382	$7,030	$9,073
Canada	473	195	1,102	890
Japan	1,437	1,042	2,706	2,693
Taiwan	1,817	1,222	3,289	3,418
EMEA	3,960	1,624	5,886	3,876
Other	1,753	1,160	3,824	1,240

Total	$12,977	$9,625	$23,837	$21,190

By geometry:
0.18 micron technology	12%	11%	11%	15%
0.13 micron technology	44	73	50	62
90 nanometer technology	39	7	31	14
Other	5	9	8	9

     Sales to customers in EMEA region increased in the second quarter and first six months of 2004 as compared to 2003 primarily due to sales to Philips Semiconductor of $1.9 million or 15% of revenues. In Asia, the quarter over quarter revenue increase is attributable to the signing of a partnership agreement whereby we would provide our products for use on the jointly developed Chartered Semiconductor Manufacturing and IBM’s 90-nanometer manufacturing process. Sales to customers in the United States were lower in the second quarter and first six months of 2004 as compared to 2003 due to the slow recovery of the U.S. semiconductor industry environment.

     License revenues on the 90-nanometer technology products increased to 39% from 7% for the second quarter of 2004 and to 31% from 14% for the six months ended March 31, 2004 and 2003, respectively. This increase in the 90-nanometer process node is due to higher number of design starts at this process node. Revenues for the 0.13 micron technology decreased to 44% from 73% for the second quarter of 2004 and to 50% from 62% for the six months ended March 31, 2004 and 2003, respectively. This decrease is the result of the industry transition towards the 90-nanometer process node.

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities and equipment expenses. Cost of revenues increased 28% to $2.9 million for the second quarter of fiscal 2004 from $2.2 million in 2003 and increased 8% to $5.3 million for the first six months of 2004 from $4.9 million for the comparable prior period as a result of higher license revenues and software tooling costs. The cost of revenues for the second quarter of fiscal 2004 also included outsourcing of certain order fulfillment costs. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the percentage of customized products sold by us and the level of license revenues. Cost of revenues excludes $11,000 and $86,000 of amortization of stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $22,000 and $218,000 of amortization of stock-based compensation for the six months ended March 31, 2004 and 2003, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense decreased 8% to $4.6 million for the three months ended March 31, 2004 from $5.0 million for the same period last fiscal year and decreased 6% to $9.1 million for the six months ended March 31, 2004 from $9.7 million for the comparable prior period. Research and development expense as a percentage of revenues decreased during the second quarter and the first six months of 2004 compared to the same periods in the prior year. The decrease in research and development expense during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year was primarily due to $247,000 and $453,000 in cost savings from a reduction in the number of employees involved in research and development activities as well as lower depreciation expense of $116,000 and $251,000 resulting from fixed asset purchased in prior periods which are fully depreciated. Headcount directly reporting to the research and development group decreased in fiscal year 2004 to 135 at period end from 140 the prior year period. Despite the recent decrease, we anticipate that research and development expense will increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $18,000 and $193,000 of amortization of stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $37,000 and $423,000 of amortization of stock-based compensation for the six months ended March 31, 2004 and 2003, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense increased 27% to $3.7 million for the three months ended March 31, 2004 from $2.9 million for the same period last fiscal year, and increased 16% to $7.0 million for the six months ended March 31, 2004 from $6.0 million for the comparable prior year period. Sales and marketing expense as a percentage of revenues decreased 1.8% for the three months ended March 31, 2004, and increased 0.9% as a percentage of revenues for the six months ended March 31, 2004 when compared with the respective periods of the prior year. Sales commissions increased $508,000 and $330,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year. Higher revenues and the increase in revenues generated through distributors who earn higher commission rates contributed to the increase in sales commission. Although headcount remained flat at 52 over the respective periods, salary and related expenses increased $141,000 and $320,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year as a result of positions, such as the Vice President of Marketing, being filled. Travel expense increased $51,000 and $146,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year as a result of increased travel to develop customer relationships internationally. Combined rent and insurance costs increased $103,000 and $247,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods prior year. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $14,000 and $112,000 of amortization of stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $28,000 and $266,000 of amortization of stock-based compensation for the six months ended March 31, 2004 and 2003, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense increased by 25% to $1.6 million for the three months ended March 31, 2004 from $1.3 million for the same period last fiscal year and increased 24% to $3.1 million from $2.5 million for the six months ended March 31, 2004 from the comparable prior period. General and administrative expense as a percentage of revenues decreased approximately 1% for the second quarter and increased 1% for the first six months of 2004 as compared to 2003. Headcount increased in 2004 to 15 at period end from 14 the prior year period resulting in additional costs of $50,000 and $78,000 for the second quarter of 2004 and first six months of 2004, respectively, compared to the same period in the prior year. Combined rent and insurance costs increased $117,000 and $294,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year. Consulting expense increased $67,000 and $112,000 for the second quarter of 2004 and first six months of 2004, respectively over the comparable prior year periods, due to corporate governance matters. Recruiting expense increased $44,000 and $122,000 during the second quarter of 2004 and first six months of 2004, respectively, compared to the same periods in the prior year related to the replacement of several employees. We anticipate that general and administrative expense will increase as we add additional headcount in key positions and continue to incur professional service costs in preparation for compliance under Sarbanes-Oxley Section 404 regulations. General and administrative expense excludes $6,000 and $50,000 of amortization of stock-based compensation for the three months ended March 31, 2004 and 2003, respectively, and $12,000 and $109,000 of amortization of stock-based compensation for the six months ended March 31, 2004 and 2003, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregated deferred stock-based compensation of approximately $32,000 at March 31, 2004 and $130,000 at September 30, 2003. The remaining deferred stock-based compensation as of March 31, 2004 is expected to be fully amortized in the third quarter of 2004.

     Interest Income and Other Expenses. Interest income remained fairly flat for the three months ended March 31, 2004 as compared to the same period last fiscal year. Interest income decreased $84,000 to $304,000 for the six months ended March 31, 2004 from $388,000 the comparable prior year period. This decrease was due to declining interest rates within the investment portfolio.

     Income Tax Provision. For the three months ended March 31, 2004, we recorded an income tax provision of $19,000 on a pre-tax income of $208,000, yielding an effective tax rate of 9%. For the three months ended March 31, 2003, we recorded an income tax benefit for income taxes of $611,000 on a pre-tax loss of $2.2 million, yielding an effective tax rate of (28%). For the six months ended March 31, 2004, we recorded an income tax benefit of $186,000 on a pre-tax loss of $356,000, yielding an effective tax rate of (52%). For the six months ended March 31, 2003, we recorded an income tax benefit of $535,000 on a pre-tax loss of $2.5 million, yielding an effective tax rate of (22%). The rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes. The change in the effective tax rate from the three months ended March 31, 2004 to 2003 is primarily due to the smaller amount of stock-based compensation recorded in the three months ended March 31, 2004 and the shift from a taxable loss position to a taxable net income position.

Liquidity and Capital Resources

     At March 31, 2004, the Company had $55.3 million in cash and cash equivalents, as compared with $38.9 million at September 30, 2003. The increase in the cash balance at March 31, 2004 was due primarily to the maturity of short-term government securities. We held $4.1 million in investments at March 31, 2004 as compared to $20.2 million at September 30, 2003. For the three and six months ended March 31, 2004 and 2003, operations were funded primarily from revenues received.

     Net cash used in operating activities was $66,000 for the first six months of fiscal 2004 and net cash provided by operating activities was $2.6 million for the first six months of fiscal 2003. Net cash used in operating activities for the first six months resulted from a net loss of $170,000, adjusted for non-cash charges associated with depreciation and amortization of $1.7 million. Accounts receivable increased $3.5 million due to increased revenues, offset by an increase in deferred revenues of $2.3 resulting from a greater number of orders with deferred maintenance.

     Net cash provided by investing activities was $15.1 million and $270,000 for the first six months of 2004 and 2003, respectively. Net cash provided by investing activities increased due to the maturing of $17.2 million in government security investments, offset by the purchase of $1.1 million in investments, payment of merger-related obligations of $500,000 and acquisitions of property and equipment of $472,000.

     Net cash provided by financing activities was $1.3 million and $576,000 for the first six months of fiscal 2004 and 2003, respectively. Net cash provided by financing activities was primarily due to proceeds from the purchase of stock under the Company’s Employee Stock Purchase Plan in February 2004 and from the issuance of common stock upon the exercise of options by employees.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

     The following table summarizes our contractual obligations:

	Payments Due by Period (in thousands)
			Less than		1-3		4-5	After 5
Contractual obligations	Total		1 Year		Years		Years	Years
Operating lease obligations	$4,641	(1)	$1,267	(1)	$2,889	(1)	$359	$126
Merger-related obligations	500		500
Purchase obligations	1,500	(2)	700	(2)	800	(2)	—	—

Total contractual obligations	$6,641		$2,467		$3,689		$359	$126

(1)	Includes $320,000, $996,000 and $1.1 million, respectively, payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under an agreement with a third party for the right to market certain semiconductor I/O technology developed by such third party and create, modify and market derivatives of this technology.

Risk Factors

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

     From inception to May 2002, primarily all of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could cause prevent us in gaining market acceptance of our semiconductor IP platform include:

•	Difficulty convincing customers of our memory products to purchase other products from us;

•	Competition resulting in minority market share;

•	Inability to migrate technologies to new foundries due to less design experience;

•	Limited experience in sales and marketing of the platform strategy and knowledge of the market; and

•	Difficulties and delays in expanding our logic and I/O product offerings.

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

     We currently have subsidiaries or branches in Armenia, India, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror, India is experienced rising costs and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the recent economic slowdown in the United States and in other parts of the world, many industries are still delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, continued unrest in Israel and the Middle East may negatively impact the investments our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

If we are unable to maintain existing relationships and develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers.

     Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to define the focus of our research and development activities. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), Tower Semiconductor (Tower), Silterra Malaysia (Silterra), Semiconductor Manufacturing International Corporation (SMIC) and DongbuAnam Semiconductor. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not increase, our business may be harmed.

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

     In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, accelerated erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. Until recently, the semiconductor industry has been experiencing a downturn during a significant economic slowdown resulting in lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

Problems associated with international business operations could affect our ability to license our IP.

     Sales to customers located outside North America accounted for 52%, 44% and 42% of our revenues for fiscal years 2003, 2002, and 2001, respectively. For the three months ended March 31, 2004 and 2003, sales to customers located outside North America accounted for 69% and 52% of our revenues, respectively, and for the six months ended March 31, 2004 and 2003, accounted for 66% and 53% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	international conflicts or other crisis, such as the outbreak of Severe Acute Respiratory Syndrome, or SARS;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	obtaining governmental approvals for certain technologies.

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

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our

STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the three months ended March 31, 2004 and 2003, we recorded royalty revenues of approximately $1.8 million and $579,000, respectively and for the six months ended March 31, 2004 and 2003, royalties were $3.2 million and $1.1 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Recently we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees. Many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, all impact our ability to forecast our royalty revenues.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the three months ended March 31, 2004, Philips Semiconductor accounted for 15% of revenues. No single customer generated more than 10% of our revenues for the three months ended March 31, 2003, and the six months ended March 31, 2004 and 2003. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivables, historical revenues recorded and our future operating results.

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

     The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are:

•	variations between our operating results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

•	sale of our common stock or other securities in the future;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.

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

     For the three months ended March 31, 2004, we recorded a net income of $189,000 following five quarters of consecutive net losses. In fiscal year 2002, we recorded our first profitable year of operations. The losses recorded in fiscal 2003 and the first quarter of 2004 were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. Continued losses would prevent us from being able to fully utilize our deferred tax asset therefore resulting in the need for a valuation allowance to be recorded. In order to achieve profitability again, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

If we are required to record compensation expense in connection with stock option grants, our profitability may be reduced significantly.

The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in late 2004. We will continue to monitor FASB’s progress on the issuance of this standard.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $4.1 million at March 31, 2004 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk.

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

     None

ITEM 3. Defaults upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on February 24, 2004. Out of 21,297,747 shares of Common Stock (as of the record date of January 5, 2004) entitled to vote at the meeting, a total of 19,893,993 shares were represented at the Annual Meeting. The stockholders approved the following proposals:

     (a) Election of J. Daniel McCranie and Robert Smith as Class I directors until the 2007 Annual Meeting of Stockholders and until their successors are elected. The vote for nominated directors was as follows:

Nominee	In Favor	Withheld
J. Daniel McCranie	19,793,485	100,508
Robert Smith	16,987,299	2,906,694

     (b) Approve the amendment to the Virage Logic Corporation 2002 Equity Incentive Plan to increase the number of shares reserved under the plan by 1,050,000 shares. There were 10,372,802 votes in favor, 6,419,132 votes against, 67,249 abstentions and 3,034,810 broker non-votes.

     (c) Ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 30, 2004. There were 17,053,943 votes in favor, 2,838,700 votes against, 1,350 abstentions and no broker non-votes.

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.19	Virage Logic Corporation Fiscal Year 2004 Variable Incentive Pay Plan*

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

Date: May 14, 2004	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN
President and Chief Executive Officer

/s/ Michael E. Seifert

MICHAEL E. SEIFERT
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

10.19 Virage Logic Corporation Fiscal Year 2004 Variable Incentive Pay Plan*

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

* Management contract or compensatory plan or arrangement.