Form 10-Q
period 2004-06-30
VIRAGE LOGIC CORP
filed 2004-08-13
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-31089

VIRAGE LOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0416232 (IRS Employer Identification No.)

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

As of July 31, 2004 there were 21,482,331 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,961	$38,930
Short-term investments	9,610	16,085
Accounts receivable, net of allowance of $605 in 2004 and $738 in 2003	13,718	10,499
Costs in excess of related billings on uncompleted contracts	743	619
Prepaid expenses and other	3,829	3,820
Taxes receivable	1,911	—

Total current assets	72,772	69,953
Long-term investments	10,600	4,095
Property, leasehold improvements and equipment, net	4,535	6,250
Goodwill, net	9,782	9,782
Other intangible assets, net	2,858	3,148
Deferred tax assets	2,942	2,942
Other long-term assets	399	392

Total assets	$103,888	$96,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$807
Accrued expenses	5,208	3,771
Deferred revenue	5,904	2,613
Income taxes payable	1,390	309

Total current liabilities	13,439	7,500
Deferred tax liabilities	1,189	1,189
Merger-related liability	—	500

Total liabilities	14,628	9,189
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares – 150,000 at June 30, 2004 and September 30, 2003,
Issued and outstanding shares – 21,473 and 21,200 at June 30, 2004 and September 30, 2003, respectively	21	21
Additional paid-in capital	111,746	110,330
Accumulated other comprehensive income	(58)	2
Deferred stock-based compensation	—	(130)
Accumulated deficit	(22,449)	(22,850)

Total stockholders’ equity	89,260	87,373

Total liabilities and stockholders’ equity	$103,888	$96,562

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
License	$11,933	$8,467	$32,619	$28,563
Royalties	1,919	1,097	5,070	2,191

Total revenues	13,852	9,564	37,689	30,754
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $7, $27, $29 and $245, respectively)	2,872	2,224	8,175	7,114
Research and development (exclusive of amortization of deferred stock compensation of $12, $56, $49 and $479, respectively)	4,645	4,678	13,697	14,328
Sales and marketing (exclusive of amortization of deferred stock compensation of $9, $40, $37 and $306, respectively)	3,869	3,344	10,831	9,357
General and administrative (exclusive of amortization of deferred stock compensation of $4, $14, $16 and $123, respectively)	1,759	1,135	4,840	3,629
Stock-based compensation	32	137	131	1,153

Total cost and expenses	13,177	11,518	37,674	35,581

Operating income (loss)	675	(1,954)	15	(4,827)
Interest income and other expense, net	164	145	468	533

Income (loss) before taxes	839	(1,809)	483	(4,294)
Income tax provision (benefit)	268	(596)	82	(1,131)

Net income (loss)	$571	$(1,213)	$401	$(3,163)

Basic net income (loss) per share	$0.03	$(0.06)	$0.02	$(0.15)

Diluted net income (loss) per share	$0.03	$(0.06)	$0.02	$(0.15)

Shares used in computing per share amounts:
Basic	21,479	20,822	21,346	20,742
Diluted	21,874	20,822	21,996	20,742

See accompanying notes to unaudited condensed consolidated financial statements.

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2004	2003
Operating activities
Net income (loss)	$401	$(3,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	30	29
Depreciation and amortization	2,457	2,607
Amortization of intangible assets	290	289
Amortization of stock-based compensation	131	1,153
Changes in operating assets and liabilities:
Accounts receivable	(3,249)	3,278
Costs in excess of related billings on uncompleted contracts	(124)	209
Prepaid expenses and other	(9)	(592)
Taxes receivable	(1,911)	(925)
Other assets	(7)	23
Accounts payable	130	(230)
Accrued expenses	1,437	(141)
Deferred revenue	3,291	(386)
Income taxes payable	1,081	(2,049)

Net cash provided by operating activities	3,948	102
Investing activities
Purchase of property and equipment	(742)	(3,319)
Purchase of investments	(17,267)	(24,016)
Proceeds from maturities of investments	17,177	32,945
Payment of merger-related liability	(500)	(500)

Net cash provided by (used in) investing activities	(1,332)	5,110
Financing activities
Net proceeds from issuance of stock	1,415	846
Payments on capital lease obligations	—	(81)

Net cash provided by financing activities	1,415	765

Net increase in cash and cash equivalents	4,031	5,977
Cash and cash equivalents at beginning of period	38,930	35,422

Cash and cash equivalents at end of the period	$42,961	$41,399

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

   Unaudited Interim Financial Statements

     The accompanying condensed consolidated financial statements as of June 30, 2004, and for the three and nine months ended June 30, 2004 and 2003, are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of June 30, 2004 our results of operations for the three and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003, respectively. These condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Our balance sheet as of September 30, 2003, was derived from audited financial statements but does not include all disclosures required for annual reporting. Our results for the three and nine months ended June 30, 2004 are not necessarily indicative of the expected results for any other interim period or for the year ending September 30, 2004.

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

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Generally our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions under the percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock options and stock purchase plans under the fair value method of accounting under SFAS 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$571	$(1,213)	$401	$(3,163)
Add: Stock-based compensation expense included in reported net income(loss), net of tax	21	90	86	761
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,472)	(1,582)	(4,254)	(5,024)

Proforma net loss	(880)	(2,705)	(3,767)	(7,426)

Shares used in computing Pro forma per share amounts:
Basic	21,479	20,822	21,346	20,742
Diluted	21,479	20,822	21,346	20,742
Net loss per share – Pro forma
Basic and diluted	$(0.04)	$(0.13)	$(0.18)	$(0.36)

     The SFAS 123 adjusted impact of options on the net income (loss) for the three and nine months ended June 30, 2004 and 2003 is not representative of the effects on net income (loss) for future periods.

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

     The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$571	$(1,213)	$401	$(3,163)
Weighted average shares of common stock outstanding	21,482	20,992	21,381	20,976
Less weighted average shares subject to repurchase	(3)	(170)	(35)	(234)

Shares used in computing basic net income (loss) per share	21,479	20,822	21,346	20,742

Items net of treasury stock buyback:
Employee stock options	395	—	640	—
Employee stock purchase plan	—	—	10	—

Shares used in computing diluted net income per share	21,874	20,822	21,996	20,742

Net income (loss) per share:
Basic	$0.03	$(0.06)	$0.02	$(0.15)

Diluted	$0.03	$(0.06)	$0.02	$(0.15)

     Potentially dilutive shares are excluded from the calculation of diluted net loss per share because they are antidilutive. For the three months ended June 30, 2004 and 2003, potential common shares that were excluded from the net income (loss) per share computations as their effect would be antidilutive were 3.7 million and 5.1 million, and for the nine months ended June 30, 2004 and 2003 were 5.6 million and 5.1 million. Shares subject to repurchase total approximately 0 and 135,000 for the three and nine months ended June 30, 2004 and 2003, respectively.

Note 3. Comprehensive Income (Loss)

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.

     Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$571	$(1,213)	$401	$(3,163)
Change in net unrealized gains and losses on investments, net of tax	(50)	5	(51)	10

Total comprehensive income (loss)	$521	$(1,208)	$350	$(3,153)

Note 4. Segment Information

     The Company operates only in one segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os and the sale of the individual platform components.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography and license revenues by geometry are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenues by geography:
United States	$6,019	$4,341	$13,049	$13,414
Canada	711	232	1,812	1,122
Japan	892	921	3,597	3,614
Taiwan	1,392	1,130	4,681	4,548
Europe, Middle East, Africa (EMEA)	2,916	1,636	8,803	5,512
Other	1,922	1,304	5,747	2,544

Total	$13,852	$9,564	$37,689	$30,754

License revenues by geometry:
0.18 micron technology	17%	18%	13%	18%
0.13 micron technology	45	48	48	55
90 nanometer technology	31	18	31	8
Other	7	16	8	19

Included in the Other category total revenues by geography above are revenues from the customers in China, Korea, Malaysia and Singapore.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at a cost of approximately $1.8 million.

Note 5. Recently Issued Accounting Pronouncements

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

     In November 2003, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has assessed the impact of EITF 03-01 and concluded that the adoption of this issue will have no material impact on its financial statements.

Note 6. Commitments and Contingencies

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of June 30, 2004.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations.

Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Overview

     Virage Logic provides semiconductor intellectual property (IP) platforms that are based on memory, logic, and I/Os (input/output interface components) that are silicon-proven and production ready. Virage Logic’s product portfolio provides foundries, integrated device manufacturers (IDMs) and fabless customers with key competitive advantages including higher performance, lower power, higher density and optimal yield. Virage Logic’s customers are primarily focused on the consumer, communications and networking, handheld and portable, and computer and graphics markets.

     We continue to see signs of improved business activity in the semiconductor industry which has translated into increased customer momentum for our semiconductor IP platforms for the 0.13 micron and 90-nanometer processes and for our Self-Test and Repair (STAR) Memory System™. As more designs move to the 0.13 micron and 90-nanometer process nodes, the capabilities offered by our STAR Memory System become more important to improve yield and time-to-market and help to reduce our customers’ overall costs.

     Our revenues continue to grow from licenses of our semiconductor IP platforms, which are based on the following products:

•	embedded memories, including memory compilers for static RAM, register files, CAMs and non-volatile memory, as well as memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	logic elements, including Metal Programmable Cell Libraries that save configuration costs by reprogramming only a few masks and Standard Cell Libraries that deliver up to a 30% smaller area over conventional standard cell implementations; and

•	I/O libraries, providing a rich set of I/O cells.

     In addition to licensing, royalty and maintenance revenues for our standard logic products, we also derive licensing and royalty revenues for custom design and consulting services of our logic offering.

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

     Currently, license fees represent the majority of our revenues. Royalty revenues for the three months ended June 30, 2004 and 2003 were $1.9 million and $1.1 million, respectively, and for the nine months ended June 30, 2004 and 2003 were $5.1 million and $2.2 million, respectively.

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. For the three months ended June 30, 2004, Agere Systems accounted for 12% of our revenues. For the three months ended June 30, 2003, Silterra Malaysia accounted for 12% of our revenues. No single customer generated more than 10% of our revenues for the nine months ended June 30, 2004 and 2003.

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

     License of custom memory compilers, logic libraries and I/Os may involve customization to the functionality of the software, therefore revenues from such licenses are recognized over the period that we perform the services. Our contracts are established as fixed fee arrangements. Revenue derived from custom products are recognized using a percentage-of-completion method or as services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred and estimates of efforts required to complete each project. These estimates are based on the amount of work we require for comparable projects, and we believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. However, use of different assumptions under the percentage-of-completion method could affect our revenues and the timing of recognizing certain revenues. Alternatively, for customers’ transactions for which we cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on in-process contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

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

Valuation of Purchased Intangibles, Including Goodwill

     We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of June 30, 2004, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.6 million at June 30, 2004. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

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

     The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses recorded for stock options granted to non-employees for the three months ended June 30, 2004 and 2003 were $0 and $35,000, respectively, and for the nine months ended June 30, 2004 and 2003 were $0 and $790,000, respectively.

     We make estimates and assumptions for the inputs, such as interest rate, weighted average expected option life and volatility, used in the fair value calculation. Current regulatory activity indicates that stock options granted to both employees and non-employees will need to be valued at their fair value and included in operating expenses in the near future. At such time as the regulation takes effect, material differences in amounts of expense may result if different estimates and assumptions are required or if a different valuation model were to be implemented.

Income taxes

     We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $2.9 million and deferred tax liabilities of $1.2 million at June 30, 2004. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

     In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

Results of Operations – Three and Nine Months Ended June 30, 2004 and 2003

     The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
License	86.1%	88.5%	86.5%	92.9%
Royalties	13.9	11.5	13.5	7.1

Revenues	100.0	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	20.7	23.2	21.7	23.1
Research and development	33.6	48.9	36.3	46.6
Sales and marketing	27.9	35.0	28.8	30.4
General and administrative	12.7	11.9	12.8	11.8
Stock-based compensation	0.2	1.4	0.4	3.8

Total cost and expenses	95.1	120.4	100.0	115.7

Operating income (loss)	4.9	(20.4)	0.0	(15.7)
Interest and other expenses	1.2	1.5	1.3	1.7
Income tax provision (benefit)	1.9	(6.2)	0.2	(3.7)

Net income (loss)	4.2%	(12.7)%	1.1%	(10.3)%

     Revenues. Revenues increased by 45% to $13.9 million from $9.6 million for the three months ended June 30, 2004 and 2003, respectively, and increased by 22% to $37.7 million from $30.8 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in revenues for the three and nine months ended June 30, 2004 and 2003 was due to increased license revenues from customers across all global regions and increased royalty revenue.

     License revenues increased by 40% to $11.9 million from $8.5 million for the three months ended June 30, 2004 and 2003, respectively, and increased 14% to $32.6 million from $28.6 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in license revenue was primarily due to a few large agreements in each of the North America, Europe and Asia global regions. Additionally, we experienced increased sales of our 90-nanometer technology products.

     Royalties increased 73% to $1.9 million from $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and 132% to $5.1 million from $2.2 million for the nine months ended June 30, 2004 and 2003, respectively. The increase was due to macroeconomic factors associated with the overall industry-wide increase in production volumes, higher number of specific products incorporating our semiconductor IP on the 0.13 micron process moving into production and increased royalties from our customers using our STAR Memory System product family as they increase production.

     For the three and nine months ended June 30, 2004 and 2003, total revenues by geography and license revenues by geometry are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenues by geography:
United States	$6,019	$4,341	$13,049	$13,414
Canada	711	232	1,812	1,122
Japan	892	921	3,597	3,614
Taiwan	1,392	1,130	4,681	4,548
EMEA	2,916	1,636	8,803	5,512
Other	1,922	1,304	5,747	2,544

Total	$13,852	$9,564	$37,689	$30,754

License revenues by geometry:
0.18 micron technology	17%	18%	13%	18%
0.13 micron technology	45	48	48	55
90 nanometer technology	31	18	31	8
Other	7	16	8	19

     Sales to customers in EMEA region increased in the third quarter and first nine months of 2004 as compared to 2003 primarily due to additional license revenue from Philips Semiconductor of $1.1 million in the third quarter, $3.1 million for first nine months of 2004 and $600,000 of license revenue from a third quarter Tower arrangement. Sales to customers in the United States were higher in the third quarter of 2004, but slightly lower for the first nine months of 2004 as compared to 2003 reflecting a continuing focus on global markets, specifically continued penetration of the emerging foundries in Asia and large integrated device manufacturer customers in Europe.

     License revenues on the 90-nanometer technology products increased to 31% from 18% for the third quarter of 2004 and to 31% from 8% for the nine months ended June 30, 2004 and 2003, respectively. This increase in the 90-nanometer process node is due to higher number of design starts at this process node. Revenues for the 0.13 micron technology decreased to 45% from 48% for the third quarter of 2004 and to 48% from 55% for the nine months ended June 30, 2004 and 2003, respectively. While license revenues from 0.13 micron technology products increased in absolute dollars in the third quarter and in the first nine month of fiscal 2004, they were lower on a percentage basis as a result of the industry transition towards the 90-nanometer process node.

     Cost of Revenues. Cost of revenues consists primarily of personnel expenses and the allocation of facilities, software and equipment expenses. Cost of revenues increased 29% to $2.9 million for the third quarter of fiscal 2004 from $2.2 million in 2003 and increased 15% to $8.2 million for the first nine months of 2004 from $7.1 million for the comparable prior period as a result of higher license revenues and amortization of the purchase cost of software tools for the engineering design teams. The cost of revenues for the third quarter of fiscal 2004 also included costs associated with outsourced engineering design work specific to projects delivered during the quarter. The Company believes cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the percentage of customized products sold by us and the level of license revenues. Cost of revenues excludes $7,000 and $27,000 of amortization of stock-

based compensation for the three months ended June 30, 2004 and 2003, respectively, and $29,000 and $245,000 of amortization of stock-based compensation for the nine months ended June 30, 2004 and 2003, respectively.

     Research and Development Expense. Research and development expense primarily includes personnel expense, software license and maintenance fees, and depreciation related to capital spending. Research and development expense decreased 1% to $4.6 million for the three months ended June 30, 2004 from $4.7 million for the same period last fiscal year and decreased 4% to $13.7 million for the nine months ended June 30, 2004 from $14.3 million for the comparable prior period. Research and development expense as a percentage of revenues decreased during the third quarter and the first nine months of 2004 compared to the same periods in the prior year. The decrease in research and development expense during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year was primarily due to lower depreciation expense of $97,000 and $257,000 resulting from fixed assets purchased in prior periods which are fully depreciated. Research and development expense was also lower for the first nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003 in the amount of $453,000 in cost savings from a reduction in the number of employees involved in research and development activities as several employees’ responsibilities were re-focused to cost of revenue activities associated with the higher 2004 license revenue. Headcount directly reporting to the research and development group decreased in fiscal year 2004 to 135 at period end from 140 the prior year period. Despite the recent decrease, we anticipate that research and development expense will increase as we expand our product offerings and invest in technologies for future delivery. Research and development expense excludes $12,000 and $56,000 of amortization of stock-based compensation for the three months ended June 30, 2004 and 2003, respectively, and $49,000 and $479,000 of amortization of stock-based compensation for the nine months ended June 30, 2004 and 2003, respectively.

     Sales and Marketing Expense. Sales and marketing expense consists primarily of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense increased 16% to $3.9 million for the three months ended June 30, 2004 from $3.3 million for the same period last fiscal year, and increased 16% to $10.8 million for the nine months ended June 30, 2004 from $9.4 million for the comparable prior year period. Sales and marketing expense as a percentage of revenues decreased 7.1% for the three months ended June 30, 2004, and decreased 1.7% as a percentage of revenues for the nine months ended June 30, 2004 when compared with the respective periods of the prior year. Sales commissions increased $35,000 and $364,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year due to higher revenues in fiscal 2004. While headcount increased by 1 to 53 over the respective periods, salary and related expenses increased $228,000 and $549,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year as a result of positions, such as the Vice President of Marketing, being filled and the reinstatement of salary levels in effect prior to a 5% salary reduction effected last year. Travel expense increased $79,000 and $225,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year as a result of increased travel to develop customer relationships internationally. Consulting expense decreased $129,000 and $142,000 during the third quarter of 2004 and first nine months of 2004, respectively. Combined rent and insurance costs for our global sales offices increased $94,000 and $340,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods prior year. We anticipate that sales and marketing expense will continue to increase as we expand our product lines and target new customers and markets for our technologies. Sales and marketing expense excludes $9,000 and $40,000 of amortization of stock-based compensation for the three months ended June 30, 2004 and 2003, respectively, and $37,000 and $306,000 of amortization of stock-based compensation for the nine months ended June 30, 2004 and 2003, respectively.

     General and Administrative Expense. General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense increased by 55% to $1.8 million for the three months ended June 30, 2004 from $1.1 million for the same period last fiscal year and increased 33% to $4.8 million from $3.6 million for the nine months ended June 30, 2004 from the comparable prior period. General and administrative expense as a percentage of revenues increased approximately 1% for the third quarter and increased 1% for the first nine months of 2004 as compared to 2003. The increase in general and administrative expense for the third quarter of 2004 and nine months ended June 30, 2004 was due to higher payroll and related, recruiting and consulting expenses. Payroll and related costs increased $415,000 and $493,000 for the third quarter of 2004 and first nine months of 2004, respectively, compared to the same period in the prior year primarily due to headcount increase, and the reinstatement of salary levels in effect prior to a 5% salary reduction effected last year. Combined rent and insurance costs increased $84,000 and $376,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year associated with contractual rent increases and broader insurance coverage worldwide. Consulting expense increased $70,000 and $181,000 for the third quarter of 2004 and first nine months of 2004, respectively over the comparable prior year periods, due to corporate governance matters. Recruiting expense increased $10,000 and $131,000 during the third quarter of 2004 and first nine months of 2004, respectively, compared to the same periods in the prior year related to the recruitment or replacement of several employees. We anticipate that general and administrative expense will increase as we add additional headcount in key positions and continue to incur professional service costs in preparation for compliance under Sarbanes-Oxley Section 404 regulations. General and administrative expense excludes $4,000 and $14,000 of amortization of stock-based compensation for the three months ended June 30, 2004 and 2003, respectively, and $16,000 and $123,000 of amortization of stock-based compensation for the nine months ended June 30, 2004 and 2003, respectively.

     Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, the remaining deferred stock-based compensation was fully amortized in the third quarter of 2004 in the amount of $32,000.

     Interest Income and Other Expenses. Interest income increased to $164,000 for the three months ended June 30, 2004 from $145,000 for the same period last fiscal year. Interest income decreased $65,000 to $468,000 for the nine months ended June 30, 2004 from $533,000 the comparable prior year period. This decrease was due to the overall declining interest rate environment from fiscal year 2003 to fiscal year 2004.

     Income Tax Provision. For the three months ended June 30, 2004, we recorded an income tax provision of $268,000 on pre-tax income of $839,000, yielding an effective tax rate of 32%. For the three months ended June 30, 2003, we recorded an income tax benefit for income taxes of $596,000 on a pre-tax loss of $1.8 million, yielding an effective tax rate of (33%). For the nine months ended June 30, 2004, we recorded an income tax provision of $82,000 on a pre-tax income of $483,000, yielding an effective tax rate of 17%. For the nine months ended June 30, 2003, we recorded an income tax benefit of $1.1 million on a pre-tax loss of $4.3 million, yielding an effective tax rate of (26%). The fiscal 2003 rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes. In fiscal 2004, the rates differ from the U.S. statutory rates primarily due to the Research and Development tax credits. The change in the effective tax rate from the three months ended June 30, 2004 to 2003 is primarily due to the smaller amount of stock-based compensation recorded in the three months ended June 30, 2004 and the change from a taxable loss position to a taxable net income position.

Liquidity and Capital Resources

     At June 30, 2004, the Company had $43.0 million in cash and cash equivalents, as compared with $38.9 million at September 30, 2003. The increase in the cash balance at June 30, 2004 was due primarily to cash provided by operating activities. Additionally, we held $20.2 million in investments at June 30, 2004 and September 30, 2003. For the three and nine months ended June 30, 2004 and 2003, operations were funded primarily from net operating cash flows.

     Net cash provided by operating activities was $3.9 million for the first nine months of fiscal 2004 and net cash provided by operating activities was $102,000 for the first nine months of fiscal 2003. Net cash provided by operating activities resulted from net income of $401,000, net income adjusted for the following items: depreciation and amortization of $2.7 million, increase in accrued expenses of $1.4 million and an increase in deferred revenues of $3.3 million resulting from a greater number of orders with deferred maintenance, offset by the net effect of the increase in income taxes receivable and income tax payable of $830,000 and an increase in accounts receivable of $3.2 million.

     Net cash used in investing activities was $1.3 million for the first nine months of 2004 and $5.1 million was provided by investing activities for the first nine months of 2003. Net cash used in investing activities was due to the maturing of $17.2 million of investments in government agency securities, offset by the purchase of $17.3 million in similar treasury investments, payment of merger-related liabilities of $500,000 and acquisitions of property and equipment of $742,000.

     Net cash provided by financing activities was $1.4 million and $765,000 for the first nine months of fiscal 2004 and 2003, respectively. Net cash provided by financing activities was primarily due to proceeds from the purchase of stock under the Company’s Employee Stock Purchase Plan in February 2004 and from the issuance of common stock upon the exercise of options by employees.

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

     The following table summarizes our contractual obligations:

	Payments Due by Period (in thousands)
			Less than		1-3		4-5	After 5
Contractual obligations	Total		1 Year		Years		Years	Years
Operating lease obligations	$4,125	(1)	$1,490	(1)	$2,250	(1)	$291	$94
Merger-related obligations	500		500
Purchase obligations	1,125	(2)	525	(2)	600	(2)	—	—

Total contractual obligations	$5,750		$2,515		$2,850		$291	$94

(1)	Includes $873,000, $1.1 million and $553,000, respectively, payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under an agreement with a third party for the right to market certain semiconductor I/O technology developed by such third party and create, modify and market derivatives of this technology.

Risk Factors

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

     From inception to May 2002, primarily all of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development and/or acquisition purchase of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could prevent us gaining market acceptance of our semiconductor IP platform include:

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

     As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the first and second quarters of fiscal 2003.

Our international operations may be adversely affected by instability in the countries in which we operate.

     We currently have subsidiaries or branches in Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror, India is experienced rising costs and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

     Sales to customers located outside North America accounted for 52%, 44% and 42% of our revenues for fiscal years 2003, 2002, and 2001, respectively. For the three months ended June 30, 2004 and 2003, sales to customers located outside North America accounted for 51% and 52% of our revenues, respectively, and for the nine months ended June 30, 2004 and 2003, accounted for 61% and 53% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	international conflicts or other crises, such as the outbreak of Severe Acute Respiratory Syndrome, or SARS;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	obtaining governmental approvals for certain technologies.

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

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not be as large as we anticipate.

     We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. For the three months ended June 30, 2004 and 2003, we recorded royalty revenues of approximately $1.9 million and $1.1 million, respectively and for the nine months ended June 30, 2004 and 2003, royalties were $5.1 million and $2.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in convincing all customers to agree to pay us royalties. Recently we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues. Additionally, these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees. Many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process, all impact our ability to forecast our royalty revenues.

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

     We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the three months ended June 30, 2004, Agere Systems accounted for 12% of revenues. For the three months ended June 30, 2003, Silterra Malaysia accounted for 12% of revenues. No single customer generated more than 10% of our revenues for the nine months ended June 30, 2004 and 2003. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivables, historical revenues recorded and our future operating results.

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

     We believe that one of our significant competitive advantages is the size and quality of our engineering team. Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.

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

     For the recent three month periods ended June 30, 2004, and March 31, 2004 we recorded net income of $571,000 and $189,000 respectively, following five quarters of consecutive net losses. In fiscal year 2002, we recorded our first profitable year of operations. The losses recorded in fiscal 2003 and the first quarter of 2004 were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. Continued losses would prevent us from being able to fully utilize our deferred tax asset therefore resulting in the need for a valuation allowance to be recorded. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

     We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $9.6 million at June 30, 2004 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $10.6 million in U.S. government obligations with maturities up to two years.

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

The registrant furnished a Current Report on Form 8-K on April 20, 2004 to provide its earnings release for the second fiscal quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	VIRAGE LOGIC CORPORATION

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