Form 10-K
period 2004-09-30
VIRAGE LOGIC CORP
filed 2004-12-14
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 000-31089

Virage Logic Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

47100 Bayside Parkway, Fremont, California 94538

(Address of principal executive offices)

Registrants’ telephone number, including area code: (510) 360-8000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.001 par value
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by a check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of November 30, 2004 was approximately $125 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the registrant’s Common Stock outstanding as of November 30, 2004 was 21,836,587.

Documents incorporated by reference

      Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VIRAGE LOGIC CORPORATION

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2004

PART I

      With the exception of statements of historical fact, all statements made in this Form 10-K, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects and relationships, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a leading provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platform, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1.	Business

General

      Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/Os (input/output interface components) that are silicon proven and production ready. These various forms of intellectual property (IP) are utilized by our customers to design and manufacture system-on-a-chip (SoC) integrated circuits that increasingly are forming the foundation of today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, (4) software development tools that can be used to build memory compilers, (5) logic elements, and (6) I/ Os. We also provide custom design services to the semiconductor industry.

      Historically, we were primarily engaged in the development and marketing of embedded memory products. After the acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to also include logic and I/ O products, and have been marketing these components as a semiconductor IP platform for our customers’ SoC designs. The expanded product offering positions us to become even more attractive to our customers’ semiconductor design efforts by providing IP across a broad spectrum of the functional elements of the chip.

      Our customers include leading fabless semiconductor companies such as Altera, AMCC, ATI Technologies, Broadcom, PMC-Sierra, Sandisk, TranSwitch, and Vitesse Semiconductor, as well as leading integrated device manufacturers (IDMs) such as Agere, Agilent, AMI Semiconductor, Conexant, Freescale, IBM, Infineon, Intel, Kawasaki, LSI Logic, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba. Finally, we have strategic commercial relationships with semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Company (UMC), Chartered Semiconductor Manufacturing (Chartered), DongbuAnam, IBM, SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), and Tower Semiconductor, Ltd. (Tower).

      We develop our embedded memory, logic and I/ O elements to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our IDM customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, which these companies rely on to manufacture the silicon chips for their products. We also pre-test our products before their release to the market by having actual chips containing our semiconductor IP produced by third-party foundries, so that we can provide our customers with test data and assurance that chips produced using our semiconductor IP will be manufacturable, while producing improved silicon wafer yields. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies. These include TSMC, UMC, Chartered, SilTerra, SMIC, and Tower. Because we ensure our products are silicon proven and production ready, our customers benefit from shorter design times for new product development and reduced design and manufacturing costs.

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

Industry Background

      The proliferation of wireless products, the growth of the Internet, and the development of higher-speed computers and more robust visual communication systems are creating demand for electronic devices that offer lower power consumption and higher performance in order to achieve lower system operating power and faster processing capability. The designers of these products are seeking technologies that will enable them to decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called SoC, rather than on a circuit board.

      Successful SoC design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and IP is required for each component of a SoC, it is difficult for many companies to internally develop the various IP needed for these components. In addition, the designers of products that use SoCs are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development involved in the design of a SoC. In order to accommodate the continuously increasing technical expertise required for the design of a SoC and the time constraints involved in such design, many semiconductor companies are increasingly relying on external sources for the technical expertise and IP for various components of their SoC designs. The use of proven third-party IP components allows semiconductor companies to meet market pressures while continuing to focus on the components of the SoC that constitute their core competencies.

      The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of SoCs used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in external devices. However, the market demand for increased system operating speed has driven the memory storage elements to be coupled with the logic inside the same silicon chip, resulting in faster and more power efficient products. This trend of embedded memory also resulted in the requirement for more customized memory elements. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a SoC, is creating increased demand for embedded memory. It is now common for a SoC to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. The Semiconductor Industry Association (SIA) forecasts that the amount of area dedicated to memory in a typical SoC will grow from 71 percent of the chip area in 2005 to 83 percent in 2008.

      Semiconductor companies face significant challenges in designing high-performance memories that can be easily integrated with other components, including logic, for their SoC devices. Due to continuing advancements in the semiconductor manufacturing lithography processes, new circuit design elements have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory designs. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack sufficient design expertise and software tools to provide custom high-performance memory for SoC designs. Similarly, suppliers of stand-alone logic and I/ O components generally lack the focus and expertise necessary to develop embedded logic and I/O elements for SoC designs. These factors have created a market need for third-party providers of highly reliable, high-performance memory, logic and I/ O IP for SoC design.

The Virage Logic Solution

      We provide IP for high-performance embedded memory, logic and I/ O elements used in SoC designs, as well as software development tools and custom design services. We offer our customers embedded memory, logic and I/ O elements that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of both the leading and emerging third-party semiconductor foundries. Key benefits of our solution include:

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 80 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, Flash and EPROM.

•	Logic Design Expertise. Our historical design expertise in carefully integrating large amounts of memory with advanced logic designs allows us to provide our customers with logic technologies for advanced manufacturing processes. We currently have a design team of over 25 engineers focused exclusively on logic design.

•	Broad Product Line. We offer multiple types of memories, memory compilers, logic libraries and I/Os for advanced 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron and 90-nanometer processes. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their SoC designs. The increasingly smaller process geometries offer the designers the opportunity for greater chip functionality as well as lower cost chips.

•	Manufacturing-Tested Solutions. Many of our embedded memories are customized, verified and tested for a particular manufacturing process on a silicon chip, commonly referred to as silicon proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be incompatible with the host manufacturing process and thereby reduces costly development delays which our customers might experience from using in-house or other third-party designs that are not silicon proven. Our memories have been purchased by over 250 customers and by foundries that comprise a significant portion of the third-party foundry market.

•	Significant Design-Time Advantages. We offer silicon proven memories, logic and I/ O components that comply with the standards for specific manufacturing processes. Our memories, logic and I/O components and software tools can be easily integrated into our customers’ SoC design processes. By eliminating the need to design specific embedded memories, logic and I/O components, our customers can shorten the design time for their SoC.

•	High-Density, High-Performance and Ultra-Low Power Consumption Embedded Memories. We have continued to expand our Area, Speed and Power (ASAP) MemoryTM compiler offering to enable the generation of high-density, high-speed and ultra-low power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

•	High-Density and Ultra- High-Density ASAP Logic Libraries. We offer an innovative and patented approach to routing and cell architecture for standard cell libraries that consistently yields smaller designs and higher routing utilization without sacrificing performance. We also provide patented metal programmable libraries that offer the flexibility to easily and quickly modify SoC designs while minimizing mask costs associated with frequent design changes.

•	I/O Libraries. We offer highly differentiated base I/O libraries that result in smaller overall die sizes and provide an architecture that can accommodate specialty I/Os from providers of specialty I/O cells.

•	Redundancy, Embedded Test and Repair. Our Self-Test and Repair (STAR) Memory SystemTM, an embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC, includes an integrated test and repair capability that enables our customers to achieve higher yields of semiconductors. The system includes one or more STAR SRAM memory blocks, a STAR Processor and a STAR Fuse Box. The STAR SRAM comes with redundant locations, the STAR Processor decides how to test and repair defective SRAMs and the STAR Fuse Box stores the repair information. We believe these potentially higher yields will provide our customers significant cost savings in recovered silicon and other raw materials, thereby substantially reducing test costs and enabling faster time-to-volume.

•	Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories, logic and I/Os with the other elements of a SoC design.

The Virage Logic Strategy

      Our objective is to be the leading supplier of semiconductor IP platforms based on memory, logic and I/Os. We believe our customers will then choose to include an increasing amount of Virage Logic semiconductor IP when designing and manufacturing their complex SoCs. Key elements of our strategy include the following:

•	Position Virage Logic as a Leading Provider of Semiconductor IP Platforms. We have been known historically for our expertise in providing numerous embedded memory solutions for a variety of advanced products utilizing sophisticated SoC technologies. Our memory solutions have enabled designers to choose from a broad suite of memory products based on their requirements for area, speed, power consumption, redundancy and other technical parameters. With the addition of logic and I/O products to our semiconductor IP platforms, our goal is to position Virage Logic to capture additional “real estate” on the chip, while enabling our customers to choose highly integrated, high-performance, memory, logic and I/O solutions from our product portfolio, based on their unique design requirements. We believe this will position us to pursue larger market opportunities, while further entrenching our existing position as a leading provider of embedded memories.

•	Enable the Manufacturing of Semiconductors Using Our Semiconductor IP at Leading Third-Party Semiconductor Foundries. We work with leading third-party foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and I/O elements, as well as compilers that are silicon proven for a specific foundry’s manufacturing process, directly to that foundry’s entire customer base. Our close associations with these foundries also give us early access to information for advanced processes thereby enabling us to be among the first to market products on smaller process geometries.

•	Become a Preferred IP Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not internally manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and I/O elements to incorporate in their chips. These elements may be outside of their core competencies, or subject them to time-to-market constraints. As a result, they license IP from providers of semiconductor IP like us. To date, we have licensed our IP to many leading fabless semiconductor companies including Altera, AMCC, ATI

Technologies, Broadcom, Ericsson, PMC-Sierra, Sandisk, TranSwitch and Vitesse Semiconductor. We intend to continue to target those fabless semiconductor companies that produce the largest number of chips, which will enable us to increase the royalty revenue payments we receive based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers (IDMs) produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory and logic technologies and the rapid innovation of these technologies and integration with other SoC components for advanced manufacturing processes. To date, we have licensed our IP to many leading IDMs including Agere, Agilent, AMI Semiconductor, Conexant, Freescale, IBM, Infineon, Intel, Kawasaki, LSI Logic, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba. In addition, several IDMs are aligning their internal design flows with leading third party foundries and outsourcing semiconductor IP for SoCs to be produced at both the third-party foundries and their own internal foundries. These types of relationships will broaden our market for silicon proven standard products which are designed to qualify for production at the leading third-party foundries. We intend to build upon our ability to reduce these customers’ design time and costs in order to attract additional IDM customers.

•	Continue to Provide Existing Products for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a team of over 200 engineers and we believe this will allow us to be the first to market with semiconductor IP platforms for advanced manufacturing processes, which will enable us to gain market share among early adopters of advanced processes.

•	Continue to Solve Manufacturing and Yield Issues Facing Designers of Complex SoCs that Employ Multi-Megabit Embedded Memory Cells. We introduced one of the industry’s first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC. The integrated test and repair capability ensures higher yields of semiconductors and can potentially save millions of dollars in recovering chips that historically would have been rendered unrepairable, or repairable at significant cost. This capability also substantially reduces test costs and enables faster time-to-volume production. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SoC is used in the end product, thereby enhancing the overall reliability of the product.

•	Expand our Research and Development Efforts. We are focusing on developing new memory and logic architectures to support the convergence between computers, consumer products and communications markets. We intend to continue working with our foundry partners, TSMC, UMC, Chartered, DongbuAnam, IBM, SilTerra, SMIC and Tower, to define the focus of our research and development activities to best address the changing needs of our customers.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to selectively hire direct sales force members to serve key markets worldwide. In November 2002, we established a sales subsidiary in Japan. In other parts of Asia, we also continue to distribute our products through well- established independent distributors. We also intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic Intellectual Property Partner Program (VIP) to leverage their extensive U.S. and international sales organizations.

Our Products

      We offer a wide range of semiconductor IP including:

•	embedded memory, logic and I/ O elements;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools that can be used to build memory compilers.

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

      Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their SoC designs. Our compiler products include:

•	STAR Memory System. The system allows the designer to embed multiple megabits of SRAM into a SoC economically without sacrificing yield and manufacturability. The system includes one or more SRAM blocks, a STAR Processor and a STAR Fuse Box. These memories are optimized for area, speed or power, incorporate self-test and repair capabilities and can generate up to eight megabits of embedded memory.

•	ASAP Memory. These compilers are optimized for high-density, high-performance and low-power consumption and can generate memories up to 512 kilobits in size. The ASAP Memory product line is available in many different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•	NetCAM®. Our content-addressable memory, or CAM, compilers can be used in SoCs that are used in routers, switches and other high-bandwidth Internet infrastructure equipment to accelerate hardware-based searches. These high-speed ternary and binary CAMs are key enablers in moving high speed traffic through a network.

•	NOVeA®. This innovative non-volatile electrically alterable embedded memory can be manufactured using standard logic processes. NOVeA can retain its data at power-off while allowing data to be reprogrammed and erased during normal operation. NOVeA provides on-chip storage of calibration data, passwords, critical access information, etc. It also helps the designer reduce overall system size, achieve lower power operation and increase system performance.

      Our Logic Semiconductor IP. We provide logic libraries through our ASAP LogicTM product line. These products are designed to improve logic block area utilization and SoC performance while decreasing the price and power consumption of the overall chip. We deliver our logic semiconductor IP to our customers through the same manner as our embedded memory semiconductor IP.

•	ASAP Logic High-Speed Metal Programmable Cell Library. This cell library provides high mask cost savings during SoC design revision since only two to five mask layers need to be changed to reconfigure the chip.

•	ASAP Logic High-Density Standard Cell Library. The cell architecture used in this cell library provides significantly increased pin accessibility, which along with other features, results in logic block area savings. This equates to an overall reduction in chip size and lower fabrication costs.

      Our Base I/ O Library. In 2003, we added an input/output (I/ O) library to our product portfolio. It contains all necessary elements to complete an I/ O ring, a key element for the SoC’s communication with external electrical components.

      Our Software Development Tools. Our primary software development tool is Embed-It!® Architect, which allows semiconductor design companies to develop their own compilers with re-characterization capabilities. We also provide a software tool called Embed-It! Integrator to facilitate the design of multiple memory configurations used with SoCs.

      During fiscal year 2004, license revenues for 0.18 micron technology accounted for 16% of total license revenues, license revenues for 0.13 micron technology was 47% of total license revenues, license revenues for 90-nanometer technology was 32% of total license revenues and license revenues from the sale of other products was 5% of total license revenues. Included within the 5%, other products category, are our products on the larger process nodes, 0.25 and 0.35 micron technology. We expect royalty revenue from these products to be declining and license revenue to be insignificant in future periods. In fiscal year 2003, revenues from these product technologies were broken down as 21% for 0.18 micron technology, 53% for 0.13 micron technology, 7% for 90-nanometer technology and 19% for other products. In fiscal year 2002, revenues from these product technologies were broken down as 22% from 0.18 micron technology, 56% from 0.13 micron technology, 12% for 90-nanometer technology and 10% for other products.

Markets and Applications

      We target markets and companies that utilize SoC technologies with high-performance, low-power architectures and high-density requirements where we believe our silicon proven, semiconductor IP platforms provide customers with significant time-to-market, design and manufacturing cost advantages. Examples of the markets and applications in which our IP is implemented include:

•	Consumer Products. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our memories can be found in video game players, mobile phones, pagers, PDAs, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Communications and Internet Infrastructure. Communications SoCs are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

Research and Development

      We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memory and logic semiconductor IP. Currently, we are focusing our research and development efforts on development of different configurations for memories, logic and I/ O platforms that support the latest manufacturing processes: 90-nanometer and 65-nanometer. We are also developing new memory and logic architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.

      We have entered into agreements with TSMC, UMC, Chartered, DongbuAnam, IBM, SilTerra, SMIC and Tower for the development and licensing of various semiconductor IP platform products for certain design rules of each of these foundry’s design rules. Our relationship with these foundries assists us to develop the focus of our research and development activities. Under such agreements, each party owns its own IP and the parties to each agreement jointly own any intellectual property co-developed under such agreements. Following development, we license the developed technologies to third-parties that manufacture their silicon chips at the foundry. In exchange for our development, the foundries pay us licensing fees, as well as royalties based on silicon chips manufactured at the foundry using our semiconductor IP. In addition, both parties agree to provide technical, marketing and sales support as appropriate.

      At November 30, 2004, we had 271 employees engaged in the engineering related activities of research, development and operations. We expect to identify and hire additional technical personnel in fiscal year 2005 to staff our planned research and development activities, and we expect that these costs will increase in the future in order to maintain a leading position as a third-party provider of silicon infrastructure in the form of semiconductor IP.

Sales and Marketing

      We focus our sales efforts through direct sales in North America, Europe and Asia. In Asia, we also derive indirect sales through distributors.

      Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Fremont, Los Angeles, Newark, West Palm Beach and Ottawa. To serve our European customers, we have a direct sales organization based in the United Kingdom with additional sales personnel in Germany and Israel. In 2003, we also added direct sales personnel for Japan. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a licensee relationship typically involves a three to six month sales cycle and can extend beyond this timeframe. In the past two years, we have sold our products to more than 250 customers.

      We enter into license agreements with our customers for a range of embedded memory, logic and I/ O technologies. For our ASAP Memory, ASAP Logic and I/ O products, in addition to collecting license and consulting fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our STAR Memory System, NetCAM and NOVeA products, we receive both license and royalty fees directly from our customers, as well as royalties from the third-party foundries that manufacture their chips. Our license agreements contain limited warranties and limit our liability for consequential damages arising from indemnification of IP infringement.

      We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies that provide us with customer referrals.

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries, including TSMC, UMC, Chartered, DongbuAnam, IBM, SilTerra, SMIC and Tower. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	EDA Vendors. We have entered into joint marketing relationships with a number of electronic design automation, or EDA vendors, including Cadence Design Systems, Magma, Mentor Graphics and Synopsys. These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

•	Design Services. We have developed technology alliances with several design service companies who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

•	IP Providers. We have established joint marketing relationships with numerous IP providers including Denali, MIPS, QualCore, and Tensilica. By working in partnership with other leading IP suppliers to test silicon and provide reference designs, we help customers access the functionality of the IP prior to committing it to their design.

      Indirect Sales. In addition to the direct sales force, we also sell our technologies through a distributor in Japan and a distributor for the rest of Asia, primarily in Taiwan. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships is exclusive.

Customers

      Our customers are semiconductor companies that use our semiconductor IP platforms to design complex SoCs. Purchasers of our embedded memory, logic and I/ O elements include fabless semiconductor companies, IDMs and third-party foundries. For fabless semiconductor customers, we license our semiconductor IP on either a single or multiple project basis. For IDMs, we license our semiconductor IP on a multiple project basis and offer our Embed-It! Architect software as an option to develop and maintain their memory IP on the same software platform.

      The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	Altera Corporation, ATI Technologies, General Dynamics, PMC-Sierra, Sandisk, Via Technologies, Sigmatel, Thomson
Integrated Device Manufacturers	Agere*, Agilent Technologies, AMI Semiconductor, Analog Devices, Atmel, Conexant, Freescale, Infineon, Intel, Kawasaki*, LSI Logic*, Philips Electronics*, Sony, ST Microelectronics*
Third-Party Foundries	Chartered*, DongbuAnam*, IBM, SilTerra, SMIC*, Tower, TSMC*, UMC*

*	Indicates the ten customers that generated the highest level of revenues for us in fiscal 2004.

      We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal 2004, 2003 and 2002, no customer generated more than 10% of our revenues. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. We expect that our sales to fabless semiconductor companies will grow, and as a result we will become more dependent on the availability of new manufacturing process technologies and capacity from third-party foundries to manufacture our customers’ products.

Acquisition

      On May 24, 2002, the Company acquired In-Chip Systems, Inc., a provider of logic platforms for SoC applications, thereby extending our product offerings for our semiconductor IP platform.

Proprietary and Intellectual Property

      We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.

      As of November 30, 2004, we had 40 U.S. patents issued, 31 U.S. patent applications on file and five draft applications being prepared for filing with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2023, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.

      In addition to patent protection, at November 30, 2004, we had four U.S. trademarks registered and four pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.

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

      Although we believe that our technologies do not infringe on any copyright or other proprietary rights of third parties, from time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. Currently no such claims exist.

Competition

      The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large IDMs that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as Artisan Components and Synopsys and certain DRAM IP providers, such as Monolithic System Technology, Inc. The semiconductor IP industry appears to be undergoing some significant changes with a number of recent corporate consolidation activities that will impact the competitive landscape. Additionally, the electronic design automation (EDA) companies such as Synopsys, Inc., Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. could play a more significant role in the IP marketplace.

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

      In addition, third-party foundries may decide in the future to distribute embedded memories, logic and I/O components themselves, in addition to manufacturing chips containing third-party IP. TSMC, one of our third party foundry customers, has historically produced intellectual property components for use by third parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. If TSMC is successful in supplying its own intellectual property components to third parties either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

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

Employees

      At November 30, 2004, we had 355 employees, including 56 in sales and marketing, 139 in research and development, 132 in engineering and operations and 28 in general and administrative functions. We have 163 of our engineers and other significant employees located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

      The names and ages of our existing executive officers and significant employees at November 30, 2004 are set forth below

Name	Age	Position(s)

Adam A. Kablanian*	45	President, Chief Executive Officer and Director
Alexander Shubat*	42	Vice President of Research and Development, Chief Technical Officer and Director
Michael E. Seifert*	46	Vice President of Finance and Chief Financial Officer
James J. Ensell*	43	Vice President of Marketing
Raj Singh*	50	Vice President of Worldwide Sales
William J. Palumbo	46	Vice President and General Manager of New Jersey Operations
Greer Person	42	Vice President of Business Development
Ehsan Rashid	39	Vice President of Operations
Yervant Zorian	48	Vice President and Chief Scientist
Alok Singh	44	Vice President and General Manager of India Operations

(*) Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.

      Adam A. Kablanian co-founded Virage Logic and has served as our President, Chief Executive Officer and Chairman since January 1996. In August 2003, Mr. Kablanian resigned his position as Chairman of the Board and continues to serve as President, Chief Executive Officer and a member of the Board as a Director. Before co-founding Virage Logic, Mr. Kablanian was a Department Manager for LSI Logic, a semiconductor integrated device manufacturer, from August 1994 to December 1995 where he was responsible for the embedded memory design division. Before he joined LSI Logic, Mr. Kablanian managed multi-foundry technology transfer programs as an engineering manager at Waferscale Integration, a designer of programmable system devices, from April 1990 to January 1994. Mr. Kablanian holds a B.A. in Physics from the University of California at Berkeley and an M.S. in Electrical Engineering from Santa Clara University.

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

      Michael E. Seifert has served as our Vice President of Finance and Chief Financial Officer since February 2004. Prior to joining Virage Logic, Mr. Seifert served as CFO and corporate secretary at Southwall

Technologies, Inc., a manufacturer of thin-film coatings for electronic, automotive and architectural applications from December 2002 to January 2004. From May 2001 to December 2002, Mr. Seifert served as an independent consultant. From March 2000 to May 2001, Mr. Seifert served as the Chief Financial Officer of SiteSmith, Inc. From July 1998 to January 2000, Mr. Seifert served as the Chief Financial Officer of SmartDB Corporation, Inc. Mr. Seifert also spent 10 years at Ernst & Young, where he became a senior manager and principal in the firm’s San Jose, California office. Mr. Seifert is a Certified Public Accountant and a magna cum laude graduate of Santa Clara University with a B.S. in Commerce with a major in Accounting.

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

      Ehsan Rashid has served as our Vice President of Operations since October 2004. Prior to that he acted as Sr. Director of Operations since joining Virage Logic in April 2003. From January 2000 to April 2003, Mr. Rashid served as Senior Vice President and General Manager, Access Product Division, at Com21, Inc. From May 1999 to January 2000, Mr. Rashid served as Senior Director at Philips Semiconductor after it acquired VLSI Technology in May 1999. From December 1997 to May 1999, Mr. Rashid served as senior director of hardware and software engineering, and system applications in the Consumer Digital Entertainment Division of VLSI Technology. Prior to VLSI/ Philips, Mr. Rashid served as the Director of Engineering at Hitachi Micro Systems, Inc. Mr. Rashid holds a B.S. in Electrical Engineering from the University of California at Berkeley.

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

Facilities

      In October 2002, our principal administrative, sales, marketing and research and development facility moved to a new building in Fremont, California and occupies approximately 61,500 square feet. This facility is leased through December 2006. We also lease additional offices in Bellevue, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering personnel. The Bellevue office, which occupies approximately 4,100 square feet, is leased through March 2005. The Clinton office, which occupies approximately 10,900 square feet, is leased through July 2005. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into our new building owned by us. The office space is approximately 40,000 square feet and the total cost of the building and leasehold improvements is approximately $1.8M. The development center in India is located in Noida, near Delhi, and occupies approximately 26,000 square feet in a building leased with a lease term under which the company has the right to but not the obligation to occupy the facility through July 2008.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

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

	High	Low

Fiscal year 2002
First quarter	$20.30	$9.43
Second quarter	$22.81	$14.00
Third quarter	$18.99	$11.45
Fourth quarter	$14.10	$7.38
Fiscal year 2003
First quarter	$14.29	$6.26
Second quarter	$10.07	$4.90
Third quarter	$8.56	$4.05
Fourth quarter	$12.50	$7.19
Fiscal year 2004
First quarter	$10.95	$7.41
Second quarter	$12.25	$7.86
Third quarter	$10.35	$6.63
Fourth quarter	$12.93	$8.25

      As of November 30, 2004, there were approximately 91 stockholders of record of our common stock.

      The Company has never paid or declared any cash dividends on our common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 6. Selected Consolidated Financial Data.

      The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for each of the fiscal years ended September 30, 2004, 2003 and 2002 and the consolidated balance sheet data at September 30, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statement of operations data for the fiscal years ended September 30, 2001 and 2000 and the consolidated balance sheet data at September 30, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

	Year Ended September 30,

	2004(1)	2003(1)	2002(1)	2001	2000

	(In thousands, except per share data)
Revenues	$53,003	$40,657	$45,613	$31,763	$19,666
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $29, $255, $986, $1,389 and $1,307 respectively)	11,215	9,256	9,059	6,424	4,903
Research and development (exclusive of amortization of deferred stock compensation of $48, $499, $1,433, $2,095 and $2,408, respectively)	18,428	18,678	13,135	9,577	6,737
Sales and marketing (exclusive of amortization of deferred stock compensation of $37, $322, $1,250, $1,909 and $1,393, respectively)	14,615	12,781	11,485	8,257	4,790
General and administrative (exclusive of amortization of deferred stock compensation of $16, $128, $579, $956 and $1,690, respectively)	6,602	4,859	5,191	4,364	2,402
Stock-based compensation	130	1,204	4,248	6,349	6,798
In-process research and development	—	—	1,100	—	—

Total cost and expenses	50,990	46,778	44,218	34,971	25,630

Operating income (loss)	2,013	(6,121)	1,395	(3,208)	(5,964)
Interest income	719	812	1,217	3,155	850
Interest and other expenses	37	(73)	(81)	(62)	(255)

Income (loss) before taxes	2,769	(5,382)	2,531	(115)	(5,369)
Income tax provision (benefit)	859	(1,532)	2,306	1,939	293

Net income (loss)	1,910	(3,850)	225	(2,054)	(5,662)
Deemed dividend on Series C redeemable convertible preferred stock	—	—	—	—	(10,104)

Net income (loss) attributable to common stockholders	$1,910	$(3,850)	$225	$(2,054)	$(15,766)

Basic and diluted net income (loss) per share	$0.09	$(0.19)	$0.01	$(0.11)	$(1.98)

Shares used in computing basic net income (loss) per share	21,391	20,750	19,902	18,819	7,952

Shares used in computing diluted net income (loss) per share	22,139	20,750	21,157	18,819	7,952

	September 30,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,746	$38,930	$35,422	$27,868	$58,596
Investments	34,366	20,180	24,037	30,084	—
Working capital	63,055	62,453	49,691	61,798	61,285
Total assets	109,188	96,562	100,354	77,796	72,121
Debt obligations	—	—	96	245	556
Accumulated deficit	(20,940)	(22,850)	(19,000)	(19,225)	(17,171)
Total stockholders’ equity	91,511	87,373	88,252	73,317	66,922

(1)	Fiscal 2004, 2003 and 2002 results included the impact of revenues and expenses from the operations of In-Chip Systems, Inc. subsequent to the date of its acquisition. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the acquisition of In-Chip Systems, Inc., which was consummated on May 24, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Overview

Business Environment

      Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/ Os (input/output interface components) that are silicon proven and production ready. These various forms of IP are utilized by our customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

      Our customers include fabless semiconductor companies, integrated device manufacturers and foundries. As semiconductor companies face increasing pressures to bring products to market faster and semiconductors have shorter product cycles, we focus on providing our customers a broad product offering as a means to satisfy a larger portion of our customers’ semiconductor IP needs, while positioning ourselves to offer advanced products as the semiconductor industry migrates to lower geometries.

      The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by IDMs and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decision regarding these matters is heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenues, is likely to grow at times of positive outlook for the semiconductor industry. While in the first part of fiscal 2004 we have seen signs of a moderate recovery in the semiconductor industry, we believe that our customers remain cautious in their long-term business outlook.

      We did see an increase in design starts in 0.13 micron and 90 nanometer process nodes during fiscal 2004. Furthermore, the capabilities offered by our STAR Memory System to improve yield and time-to-market and help reduce our customers’ overall costs became more important in these lower geometries, which contributed to an increase in our license revenues.

      In fiscal 2004, we derived 79% of license revenue from the more advanced processes, 0.13 micron and 90nm technologies, and 21% from the older process nodes, predominantly 0.18, 0.25 and 0.35 micron technologies. The Company expects the 0.13 micron and 90nm technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. The Company’s royalty revenue to date has been from production on the older process nodes and we expect future growth in royalty revenues to be driven by the advanced processes, 0.13 micron and 90nm technologies, in addition to continued production on the 0.18 micron technology.

      We sell our product early in the design process, and there are time delays of 18 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their design, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing as was the case during fiscal 2004. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

Sources of Revenues

      Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memory, logic and I/ O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells.

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

      The license of our semiconductor IP typically covers a range of embedded memory, logic and I/ O products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

      We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory SystemTM, NetCAMTM and NOVeATM technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

      Currently, license fees represent a significant portion of our revenues, although over the last few years royalties have represented an increased percentage of our revenues. Royalty revenues for the years ended September 30, 2004, 2003 and 2002 were $8.2 million, $3.5 million and $1.7 million, respectively.

      We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. In each of fiscal 2004, 2003, and 2002, no single customer generated more than 10% of our revenues.

      Sales to customers located outside North America accounted for 62%, 52%, and 44% of our revenues in fiscal 2004, 2003, and 2002, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Significant Events in Fiscal 2004

•	We achieved revenue of $53.0 million during fiscal year 2004, up 30 percent from $40.7 million for fiscal year 2003. GAAP net income for fiscal year 2004 was $1.9 million, or $0.09 per share, compared with a GAAP net loss for fiscal year 2003 of $3.9 million, or $0.19 per share. We also achieved record quarterly revenues of $15.3 million during the fourth quarter of fiscal 2004, up 55 percent from $9.9 million for the fourth quarter of fiscal 2003, and up 11 percent from $13.9 million for the third quarter of fiscal 2004.

•	Our royalty revenues continued to improve, increasing from $3.5 million in fiscal year 2003 to $8.2 million in fiscal year 2004 mainly as a result of a significant increase in manufacturing volumes by foundries in Asia, particularly of 0.13 micron technology.

•	We continue to create and build relationships with emerging foundries and have entered into agreements with DongbuAnam, SilTerra and SMIC. This expands the number of technologies for which we sell our products and has the potential to increase our future royalties from customers that use these foundries.

•	We introduced the IPrima MobileTM Ultra-Low-Power memories as the first offering in our IPrima family of application-optimized semiconductor IP platforms designed to address the requirements for such markets as consumer, communications and networking, computer and graphics, and portable and handheld and as part of our strategy of offering our customers advanced products that address the costs, yield and technical challenges of smaller geometries.

•	We continued to penetrate our market, and during fiscal 2004 we signed a total of 30 agreements for our 90 nanometer product offerings, 41 direct royalty-bearing agreements for the STAR Memory System , 7 direct royalty-bearing agreements for the NOVeA® memory product and received orders from 37 new customers.

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

Revenue Recognition

      Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

      Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

      License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized in accordance with the provisions of Statement of Position 81-1, over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method. Alternatively, for customers’ transactions for which we can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

      For agreements which include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.

      The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenue on the payment due date, assuming collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

      While we believe our estimates used in calculating percentage-of-completion for certain agreements involving customization are reasonable, however different assumptions could materially affect the timing of our revenue recognition.

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

Valuation of Purchased Intangibles, Including Goodwill

      We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2004, management believes no impairment of intangible assets has occurred.

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

      The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. There were no stock options grants to non-employees and no expense recorded in the year ended September 30, 2004. Expenses recorded for stock options granted to non-employees for the years ended September 30, 2003, and 2002 were $790,000 and $635,000, respectively.

      We make estimates and assumptions for the inputs used in the fair value calculation. Material differences in amounts of expense may result if different estimates and assumptions are used. The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense. FASB is expected to issue final rules on stock option expensing in December 2004 with an effective date of June 2005. We will continue to monitor FASB’s progress on the issuance of this standard.

Income Taxes

      We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $5.2 million at September 30, 2004. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management evaluates the recoverability of the deferred tax assets and assesses the need, if any, for additional valuation allowances. Taxes payable was $3.6 million and $309,000 at September 30, 2004 and 2003, respectively.

Results of Operations — Years Ended September 30, 2004, 2003 and 2002

      The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2004	2003	2002

Revenue:
License	84.5%	91.3%	96.3%
Royalties	15.5	8.7	3.7

	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	21.2	22.8	19.9
Research and development	34.8	45.9	28.8
Sales and marketing	27.6	31.4	25.2
General and administrative	12.4	12.0	11.4
Stock-based compensation	0.2	3.0	9.3
In-process research and development	0.0	0.0	2.4

Total cost and expenses	96.2	115.1	97.0

Operating income (loss)	3.8	(15.1)	3.0
Interest income	1.3	2.0	2.7
Interest and other expenses	0.1	(0.2)	(0.1)
Income tax provision (benefit)	1.6	(3.8)	5.1

Net income (loss)	3.6%	(9.5)%	0.5%

      Revenues. Total revenues in fiscal 2004, 2003 and 2002 were as follows:

Fiscal Year	Total Revenues

2004	$53.0 million
2003	40.7 million
2002	45.6 million

      Revenues increased $12.3 million in 2004 from 2003 and decreased $4.9 million from 2002 to 2003. The 2004 increase in revenue was the result of increases in both license revenue and royalty revenue. The 2003 decline in revenues was due to a decline in license revenues, partially offset by an increase in royalties.

      The following table lists the percentage of license revenues by geometry for the years ended September 30, 2004, 2003, and 2002.

	Year Ended September 30,

	2004	2003	2002

By geometry:
0.18 micron technology	16%	21%	22%
0.13 micron technology	47	53	56
90-nanometer technology	32	7	12
Other	5	19	10

      License revenues increased $7.6 million in 2004 from 2003 and declined $6.8 million from 2002 to 2003. From a product perspective, the increase in license revenue in 2004 was primarily due to increased sales on the 90-nanometer technology from 7% to 32% of total license revenues from 2003 to 2004. These sales were derived from all categories of our customers: IDM (integrated device manufacturers), fabless and foundry semiconductor customers. During 2004, the percent of our license revenues derived from 0.13 micron technology decreased from 53% for fiscal 2003 to 47% for fiscal 2004, while the overall license revenue earned from 0.13 micron technology in fiscal 2004 increased by $1.2 million. The 2003 decrease in license revenues was primarily due to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology as evidenced by the decrease in sales of the 0.13 micron technology from 56% to 53% of total license revenues from 2002 to 2003, the lower than projected industry adoption of the 90-nanometer technology as evidenced by the decrease in sales of the 90-nanometer technology from 12% to 7% of total license revenues from 2002 to 2003, and entering into agreements with select IDM customers, who have purchased a full suite of products, which include higher future royalties in exchange for lower upfront license fees.

      Royalties increased $4.7 million from 2003 to 2004 and $1.8 million from 2002 to 2003. The 2004 increase resulted primarily from significant increase in manufacturing volumes by foundries in Asia, particularly of 0.13 micron technology. The 2003 increase was due to increased royalties from foundries as a result of higher manufacturing volumes, entry of higher numbers of products into production incorporating our IP and the receipt of our first wafer-based royalties directly from customers using our STAR Memory System product family that was expanded in fiscal 2002.

      For the years ended September 30, 2004, 2003 and 2002, total revenues by geography are as follows:

	Year Ended September 30,

	2004	2003	2002

By geography:
United States	$17,472	$17,254	$21,359
Canada	2,441	2,158	4,263
Japan	5,707	4,110	4,645
Taiwan	6,996	6,702	5,708
Europe, Middle East and Africa (EMEA)	12,545	6,890	9,314
Other	7,842	3,543	324

Total	$53,003	$40,657	$45,613

      From a geographic perspective, the increase in license revenue in 2004 from 2003 primarily resulted from a significant increase in sales outside of North America, which was driven by significant sales growth in global IDM accounts, by growth in Japan, and by a successful strategy of penetrating emerging foundries in the Pacific Rim. This 2004 increase was evidenced by IDM revenue increasing to 44% from 17% of revenue, and foundry revenue increasing to 27% from 18% of revenue. Japan revenue also increased to 11% from 10% of revenue on an expanding base. The 2003 decrease in license revenues was due to the global downturn in the semiconductor industry. The Company experienced decreases in revenue ranging from 12% to 49% in all geographic locations with the exception of Asia (excluding Japan) where revenues increased in 2003 as compared to 2002.

      We have experienced increased revenues from Asia year over year as we continue to build customer relationships and expand sales with emerging foundries. In Europe, we also experienced increased revenues due to higher volumes of product purchased by IDM’s and increasing royalty revenue. Sales to Canada and the U.S. were modestly higher from 2003 to 2004 due to an expanding customer base, partially offset by continued weakness in the U.S. semiconductor industry. Sales to Canada and EMEA were lower in fiscal 2003 as compared to fiscal 2002 due to the timing of certain customer orders and the limited number of customers in those regions. Sales to the United States were lower in fiscal 2003 as compared to fiscal 2002 due to the extended poor economic environment in the U.S. semiconductor industry.

      Cost of Revenues. Cost of revenues in fiscal 2004, 2003 and 2002 were as follows:

Fiscal Year	Cost of revenues

2004	$11.2 million
2003	9.3 million
2002	9.1 million

      Cost of revenues consists primarily of personnel expenses, the allocation of facilities, software maintenance/licensing fees and equipment expenses. Cost of revenues increased 21% from 2003 to 2004 and 2% from 2002 to 2003. The increase between 2003 and 2004 was due primarily to a $0.8 million increase in labor cost associated with bonus compensation consistent with our profitable operations as well as increased headcount, and $0.6 million increase in maintenance/license fees for third party software utilized in our product development. The increase between 2002 and 2003 was primarily due to the increase in personnel expenses which could not be deployed in a timely manner to research and development projects and the overhead expense due to higher rent expense. Cost of revenues as a percentage of revenues was 21%, 23% and 20% for fiscal year 2004, 2003 and 2002, respectively. The decrease in cost of revenues as a percentage of revenues from 2004 to 2003 was attributable to improved labor utilization during a period of higher revenues on a year-over-year basis. Cost of revenues excludes $29,000, $255,000 and $986,000 of amortization of stock-based compensation for the years ended September 30, 2004, 2003 and 2002, respectively.

      Research and Development Expense. Research and development expenses in fiscal 2004, 2003 and 2002 were as follows:

Research and
Fiscal Year	Development Expenses

2004	$18.4 million
2003	18.7 million
2002	13.1 million

      Research and development expense decreased 1% from 2003 to 2004 and increased 42% from 2002 to 2003. The decrease in research and development expense from 2003 to 2004 was due to lower personnel and consulting expenses of $0.3 million, which was the result of shifting personnel to activities associated with the development and delivery of our products, and a decrease in depreciation expense of $0.5 million, offset by an increase of $0.4 million in software license and maintenance fees and an increase in travel expenses of $0.1 million. Headcount earmarked for research and development responsibilities was higher on a year-over-year basis. The increase in research and development expense between 2002 and 2003 was primarily due to personnel and related expense of $3.1 million, much of which was associated with the growth of the logic engineering organization, as well as an increase of $1.3 million in software license and maintenance fees. Research and development expense excludes $48,000, $499,000 and $1.4 million of amortization of stock-based compensation for the years ended September 30, 2004, 2003 and 2002, respectively

      Sales and Marketing Expense. Sales and marketing expenses in fiscal 2004, 2003 and 2002 were as follows:

Sales and
Fiscal Year	Marketing Expenses

2004	$14.6 million
2003	12.8 million
2002	11.5 million

      Sales and marketing expense increased 14% from 2003 to 2004 and 11% from 2002 to 2003. The increase in sales and marketing expense in 2004 was primarily due to costs of hiring more senior personnel and related higher compensation expense of $1.3 million, commensurate with revenue growth and growth in operations, an increase in advertising expense of $0.1 million, an increase in travel cost of $0.2 million, an increase in overhead expenses of $0.4 million, partially offset by a decrease in consulting expenses of $0.2 million related to market research. In 2003, the increase was primarily due to the cost of hiring additional personnel of

$0.9 million and increased consulting expenses of $0.3 million. The number of employees decreased from 57 to 52 from 2003 to 2004 and increased from 51 to 57 from 2002 to 2003 in sales and marketing. Sales and marketing as a percentage of revenues was 28% in fiscal 2004, down from 31% in fiscal 2003. Sales and marketing expense excludes $37,000, $322,000 and $1.3 million of amortization of stock-based compensation for the years ended September 30, 2004, 2003 and 2002, respectively.

      General and Administrative Expense. General and administrative expenses in fiscal 2004, 2003 and 2002 were as follows:

General and
Fiscal Year	Administrative Expenses

2004	$6.6 million
2003	4.9 million
2002	5.2 million

      General and administrative expense increased 36% from 2003 to 2004 and decreased 6% from 2002 to 2003. The increase in general and administrative expense between 2003 and 2004 was primarily due to the increase in personnel related expense of $0.9 million, increased bad debt provision of $0.3 million, an increase in consulting expense of $0.3 million, increased rent costs of $0.4 million, offset by the decrease in legal and accounting fees of $0.2 million. The decrease in general and administrative expense between 2002 and 2003 was primarily the result of reduced bad debt expense of $0.5 million. General and administrative expense excludes $16,000, $128,000 and $579,000 of amortization of stock-based compensation for the years ended September 30, 2004, 2003 and 2002, respectively.

      Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregate deferred stock-based compensation of approximately $0 and $130,000 for the years ended September 30, 2004 and 2003. This stock-based compensation balance for September 30, 2003 resulted from the grant of stock options to employees prior to our initial public offering that were determined to have been granted at an exercise price that was lower than the fair market value of our common stock for accounting purposes and to a lesser extent related to equity instruments acquired in connection with the acquisition of In-Chip Systems, Inc. in May 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is amortized under the multiple option approach, which results in recognizing expense on an accelerated basis over the vesting period of the applicable options, generally four years. Amortization, net of cancellations, was $130,000, $1.2 million and $4.2 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      Interest Income. Interest income was $719,000, $812,000 and $1.2 million for the years ended September 30, 2004, 2003 and 2002, respectively. Interest income has continued to decrease due to the declining interest rate environment.

      Interest and Other Expenses. Interest and other expenses resulted in a net other income of $37,000 in the year ended September 30, 2004, and net other expense of $73,000 and $81,000 for the years ended September 30, 2003, and 2002, respectively. The net other income in 2004 is primarily due to foreign exchange gain on foreign currencies in the amount of $27,000. The net other expense in 2003 and 2002 primarily includes interest expense paid on capital leases of $58,000 and $49,000, respectively.

      Income Tax Provision. For fiscal 2004, we recorded a provision of $859,000 on a pre-tax income of $2.8 million, yielding an effective tax rate of 31%. For fiscal 2003, we recorded an income tax benefit of $1.5 million on a pre-tax loss of $5.4 million, yielding an effective tax rate of 28%. For fiscal 2002 we recorded a provision for income taxes of $2.3 million on pre-tax income of $2.5 million, yielding an effective tax rate of 91%. The rates differ from the U.S. statutory rates primarily due to the impact of stock-based compensation related charges that are non-deductible for tax purposes, as well as in-process research and development charges for fiscal 2002. The change in the effective tax rate from fiscal 2003 to fiscal 2004 is primarily the result of the company’s pre-tax income position after its pre-tax loss of $5.4 million due to lower than expected revenues in fiscal 2003.

      Additionally, the Company’s India branch office has received a tax assessment from the Government of India, Income Tax Department, for the tax year 2000-2001 claiming the Company owes an additional approximately $1.0 million in income taxes. The Company asserts that the claim is baseless but, in October 2004, has made a deposit of approximately $200,000 with the Indian tax authorities as required and is appealing the tax assessment with the Indian government’s Commissioner of Income Tax Appeals. In the unlikely event that an unfavorable outcome of the tax appeal process occurs, the Company believes it will not have a material impact on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

      At September 30, 2004, cash, cash equivalents and investments were $63.1 million compared to $59.1 million as of September 30, 2003. Of that, $28.7 million was held in cash and cash equivalents, a decrease of $10.2 million from cash and cash equivalents held at September 30, 2003 primarily as a result of the purchase of short-term and long-term government and marketable fixed income securities. We held $34.3 million in investments at September 30, 2004, as compared to $20.2 million at September 30, 2003. In fiscal 2004, 2003 and 2002, operations were funded primarily from revenues received.

      Net cash provided by operating activities was $3.5 million, $2.9 million and $8.5 million for fiscal 2004, 2003 and 2002, respectively. Net cash provided by operating activities in 2004 resulted from net income of $1.9 million in fiscal 2004, adjusted for aggregate non-cash charges associated with depreciation and amortization of $3.6 million and the amortization of stock-based compensation of $130,000. Increased business volume and the associated increased revenues and billings in 2004 from 2003 led to significant increases in accounts receivable of $7.6 million and deferred revenue in the amount of $4.9 million. The increase in both categories is primarily due to several large arrangements requiring upfront payments for licensing agreements from which the Company will be generating revenues in subsequent periods. The increases were also the result of annual maintenance renewals with foundries and integrated device manufacturers in the final month of fiscal 2004. Days sales outstanding for the fiscal fourth quarter of 2004, based on revenues of $15.3 million and net accounts receivable of $17.8 million, was 104, up from 95 days in the fourth quarter of fiscal 2003. Significant increases in taxes receivable of $1.3 million from prior year tax refunds and deferred tax assets of $2.3 million from tax credits and differences in timing of payments was offset by an increase in income tax payable of $3.3 million resulting from the Company’s net income position in 2004. Additional offsets to the increase in cash provided by operating activities were increases in accrued expenses of $1.2 million consisting of accrued payroll and related expenses of $800,000 due to increased headcount and deferred rent of $400,000 related to the Company’s increased facility lease obligations in 2004.

      Net cash provided by operating activities in 2003 resulted from a net loss of $3.9 million in fiscal 2003, adjusted for aggregate non-cash charges associated with depreciation and amortization of $4.2 million and the amortization of stock-based compensation of $1.2 million. Reduced revenue levels and timing of customer payments from 2002 to 2003 led to significant decreases in accounts receivable of $5.2 million partially offset by increases in prepaid expenses of $1.3 million resulting from purchases of software maintenance, a decrease in income taxes payable of $1.7 million due to the Company’s loss position, an decrease in deferred revenue of $0.3 million and a decrease in accrued expenses of $0.5 million due to timing of payments. Days sales outstanding for the fiscal fourth quarter of 2003, based on revenues of $9.9 million and accounts receivable of $10.5 million, was 95, down from 108 days in the fourth quarter of fiscal 2002. The decrease was primarily due to the timing of customer payments.

      In fiscal 2002, net cash provided by operating activities resulted from net income of $225,000, adjusted for aggregate non-cash charges associated with depreciation and amortization of $4.1 million and the amortization of stock-based compensation of $4.2 million. The increase in cash provided by operating activities from 2001 to 2002 is due to decreases in income tax receivable of $1.6 million for the receipt of tax refunds received during the year resulting from tax credits and differences in timing of payments, increases in accrued payroll and related expenses of $1.4 million due to increased headcount from 202 to 284 employees, an increase in deferred revenues of $1.9 million from greater deferred maintenance revenue and an increase in income tax payable of $2.0 million from continued earnings growth and a reduction of the amount of amortization of stock-based compensation. The increase in cash provided from operating activities from 2001 to 2002 was partially offset by increases in accounts receivable of $5.7 million related to higher revenues, prepaid expenses of $590,000 related to purchases of software maintenance and deferred tax assets of $1.7 million. Days sales outstanding for the fiscal fourth quarter of 2002, based on revenues of $13.1 million and accounts receivable of $15.7 million, was 108, up from 98 days in the fourth quarter of fiscal 2001. The increase was primarily due to some large milestone shipments in agreements with integrated device manufacturers late in the year.

      Net cash used in investing activities was $15.8 million, $995,000 and $2.0 million for fiscal 2004, 2003 and 2002, respectively. The increase in cash used for investing activities from 2003 to 2004 is due primarily to increased treasury investing activities. The decrease in cash used for investing activities from 2002 to 2003 is due primarily to reduced treasury investment activity and no significant technology investment or merger and acquisition activity. As a result of lower interest rates, management elected to maintain cash as cash equivalents or shorter term instruments rather than commit funds to longer term instruments at the then current low interest rates. The cash used for investing activities in 2002 is due primarily to the disposition of the investment in Atmos Corporation and the net maturities of our investments in government securities, offset by the acquisition of In-Chip Systems, Inc. and acquisitions of property and equipment, primarily computer software and hardware.

      Net cash provided by financing activities was $2.1 million, $1.6 million and $1.0 million for fiscal 2004, 2003 and 2002, respectively. Net cash provided by financing activities in fiscal 2004 and 2003 primarily reflects proceeds from the issuance of common stock of $2.1 million and $1.7 million, respectively associated with our employee stock options and employee stock purchase plans. In 2002, the proceeds from issuance of common stock totaling $1.6 million and the repayment of notes payable by stockholders of $1.0 million further contributed to the net cash provided but was offset by the repayment to stockholder of $1.5 million.

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

      The following table summarizes our contractual obligations:

			Less than		1-3		4-5	After 5
Contractual obligations	Total		1 Year		Years		Years	Years

Operating lease obligations	$3,793	(1)	$1,317	(1)	$2,143	(1)	$255	$78
Merger-related obligations	500		500		—		—	—
Purchase obligations	8,119	(2)	4,712	(2)	3,407	(2)	—	—

Total contractual obligations	$12,142		$6,529		$5,550		$255	$78

(1)	Includes $799,000, $1.3 million and $277,000, respectively, payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under: 1) an agreement with a third party for the right to market certain semiconductor I/ O technology developed by such third party and create, modify and market derivatives of this technology, and 2) contracts for product development software licenses and maintenance.

Quarterly Results of Operations

      The following tables contain unaudited consolidated statement of operations data for our eight most recent quarters. The first table contains revenue and expense data expressed in dollars, while the second table contains the same data expressed as a percentage of our revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments necessary for a fair statement of the information. Our quarterly results have been in the past, and in the future may be, subject to fluctuations. As a result, we believe that results of operations for the interim periods may not be an accurate indicator of results for any future period.

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$15,314	$13,852	$12,977	$10,860	$9,903	$9,564	$9,625	$11,565
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $7, $11, $11, $10, $27, $86, $132, respectively)	3,040	2,872	2,867	2,436	2,142	2,224	2,239	2,651
Research and development (exclusive of amortization of deferred stock compensation of $0, $12, $17, $19, $20, $56, $193, $230, respectively)	4,731	4,645	4,639	4,413	4,350	4,678	5,021	4,629
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $9, $14, $14, $16, $40, $112, $154, respectively)	3,784	3,869	3,714	3,248	3,424	3,344	2,930	3,083
General and administrative (exclusive of amortization of deferred stock compensation of $0, $4, $6, $6, $5, $14, $50, $59, respectively)	1,762	1,759	1,636	1,445	1,230	1,135	1,309	1,185
Stock-based compensation	—	32	48	50	51	137	441	575

Total cost and expenses	13,317	13,177	12,904	11,592	11,197	11,518	11,940	12,123

Operating income (loss)	1,997	675	73	(732)	(1,294)	(1,954)	(2,315)	(558)
Interest income	255	158	144	162	203	179	176	254
Interest and other expenses	33	6	(8)	6	3	(34)	(37)	(5)

Income (loss) before taxes	2,285	839	209	(564)	(1,088)	(1,809)	(2,176)	(309)
Income tax provision (benefit)	777	268	19	(205)	(401)	(596)	(611)	76

Net income (loss) attributable to common stockholders	$1,508	$571	$190	$(359)	$(687)	$(1,213)	$(1,565)	$(385)

Basic net income (loss) per share	$0.07	$0.03	$0.01	$(0.02)	$(0.03)	$(0.06)	$(0.08)	$(0.02)

Diluted net income (loss) per share	$0.07	$0.03	$0.01	$(0.02)	$(0.03)	$(0.06)	$(0.08)	$(0.02)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	19.9	20.8	22.1	22.4	21.6	23.2	23.3	22.9
Research and development	30.9	33.5	35.7	40.6	43.9	48.9	52.2	40.0
Sales and marketing	24.7	27.9	28.6	29.9	34.6	35.0	30.4	26.7
General and administrative	11.5	12.7	12.6	13.3	12.4	11.9	13.6	10.2
Stock-based compensation	—	0.2	0.4	0.5	0.5	1.4	4.6	5.0

Total cost and expenses	87.0	95.1	99.4	106.7	113.0	120.4	124.1	104.8

Operating income (loss)	13.0	4.9	0.6	(6.7)	(13.0)	(20.4)	(24.1)	(4.8)
Interest income	1.7	1.1	1.1	1.6	2.1	1.9	1.8	2.2
Interest and other expenses	0.2	—	(0.1)	(0.1)	—	(0.4)	(0.3)	—

Income (loss) before taxes	14.9	6.0	1.6	(5.2)	(10.9)	(18.9)	(22.6)	(2.6)
Income tax provision (benefit)	5.1	1.9	0.1	(1.9)	(4.0)	(6.2)	(6.3)	0.7

Net income (loss)	9.8%	4.1%	1.5%	(3.3)%	(6.9)%	(12.7)%	(16.3)%	(3.3)%

RISK FACTORS

Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

      From inception to May 2002, primarily all of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development and/or acquisition of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platform include:

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

      Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	fluctuations in the demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	inability to collect trade receivables;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, such as the timing of manufacturing of semiconductors subject to royalty obligations, the number of such semiconductors actually manufactured and the timing and results of audits of royalty reports received from our customers;

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

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

If we are unable to continue establishing relationships on favorable contractual terms with semiconductor companies to license our IP, our business will be harmed.

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

      We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential licensee;

•	competition with the customers’ internal design teams and other providers of semiconductor IP as our customers may evaluate these alternatives for each design; and

•	the need to persuade semiconductor companies to rely on us for critical technology.

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

If we are unable to maintain existing relationships and/or develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers.

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

      We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended September 30, 2004 and 2003, we recorded royalty revenues of approximately $3.2 million and $1.3 million, respectively. For the fiscal years ended September 30, 2004 and 2003, we recorded royalty revenues of approximately $8.2 million and $3.5 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

It is difficult for us to verify royalty amounts owed to us under our licensing arrangements, and this may cause us to lose revenues or inaccurately report revenues.

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

Products that do not meet customer specifications or contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

      The complexity and ongoing development of our products could lead to design or manufacturing problems. Our semiconductor IP products may fail to meet our customers’ technical requirements, or may contain defects, which may cause our customers to fail to complete the design and manufacturing of their products in a timely manner. Any of these problems may harm our customers’ businesses. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in net revenue, an increase in product returns and the loss of existing customers or failure to attract new customers. These problems may adversely affect customer relationships, as well as our business, financial condition and results of operations.

Our international operations may be adversely affected by instability in the countries in which we operate.

      We currently have subsidiaries or branches in Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror, India is experiencing rising costs and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

      Sales to customers located outside North America accounted for 62%, 52% and 44% of our revenues for fiscal years 2004, 2003, and 2002, respectively. For the three months ended September 30, 2004 and 2003, sales to customers located outside North America accounted for 66% and 52% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.

      Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our IP to that customer. In addition, purchase of our products is usually made in connection with new design starts, the timing of which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.

      We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. No single customer generated more than 10% of our revenues for the years ended September 30, 2004 and 2003. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

      Although we recorded net income of $1.9 million for fiscal 2004 and $2.3 million for the last three quarters of fiscal 2004, respectively, this followed five quarters of consecutive net losses. The losses recorded in fiscal 2003 and the first quarter of 2004 were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.

      A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, the duration of these delays was sufficiently short in length so as to not materially damage our relationship with our customers. Furthermore, these delays did not result in a material impact on our operations. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

      In addition, our business and operations are substantially dependent on the performance of our key personnel, including Adam A. Kablanian, our President and Chief Executive Officer, and Alexander Shubat, our Vice President of Research and Development and Chief Technical Officer. We do not have formal employment agreements with Mr. Kablanian or Dr. Shubat and do not maintain “key person” life insurance policies on their lives. If Mr. Kablanian or Dr. Shubat were to leave or become unable to perform services for our company, our business could be severely harmed.

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

      Our historical growth, international expansion, and our strategy of being a provider of semiconductor IP platforms, have placed, and are expected to continue to place, a significant strain on our managerial and financial resources as well as our financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.

      We acquired In-Chip Systems, Inc. in May 2002, and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. The In-Chip acquisition as well as other future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners of In-Chip and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

Risk Related to Our Industry

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not increase, our business may be harmed.

      Our business and the adoption and continued use of our IP by semiconductor companies depends on the demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict, and it depends on factors beyond our control such as the competition faced by each customer, market acceptance of products that incorporate our IP and the financial and other resources of each customer. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business. In addition, with increasing complexity in each successive generation of semiconductors, we face the risk that the rate of adoption of smaller technology processes may slow.

      In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. Until recently, the semiconductor industry has been experiencing a downturn during a significant economic slowdown resulting in lower levels of technology expenditures by businesses and individuals. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

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

      In addition, research and development requires a significant expense and resource commitment. Since we have a limited operating history, we are unable to predict our future resource requirements. As a result, we may not have the financial and other resources necessary to develop the technologies demanded in the future and may be unable to attract or retain customers.

General economic conditions and future terrorist attacks may reduce our revenues and harm our business.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the recent economic slowdown in the United States and in other parts of the world, many industries are still delaying or reducing technology purchases and investments and similarly, our customers may delay payment for Virage Logic products causing our accounts receivable to increase. In addition, continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

Risk Related to Our Intellectual Property Rights

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

      While we do not believe that our technology or the conduct of our business infringes the valid IP rights of third parties, we may be unaware of IP rights of others that may cover some of our technology. As a result, third parties may claim we or our customers are infringing their IP rights. Our license agreements typically require us to indemnify our customers for infringement actions related to our technology.

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

Risk Related to Our Stock

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

     Compliance with Internal Control Attestation

      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2005 to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

If we are required to record compensation expense in connection with stock option grants, our profitability may be reduced significantly.

      The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in December 2004 with an effective date of June 2005. We will continue to monitor FASB’s progress on the issuance of this standard.

Changes to accounting standards and rules could either delay our recognition of revenues or reduce the amount of revenues that we may recognize at a specific time, and thus defer or reduce our profitability. These effects on our reported results could cause our stock price to be lower than it otherwise might have been.

      We adopted the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We implemented these provisions as of October 1, 1999. In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business may adversely affect our reported financial results.

Our certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

      Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include:

•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	our board of directors is staggered into 3 classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate may only be amended with the approval of stockholders holding 80% of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

      We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our core business, the sale of semiconductor IP for the design and manufacture of system-on-a-chip integrated circuits, has exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. A significant portion of our customers are located in Asia, Canada and Europe. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because all of our license agreements provide for payment in U.S. dollars.

      Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax environments, other regulations and restrictions and foreign exchange rate volatility. Our foreign subsidiaries incur most of their expenses in the local currency. To date these expenses were not significant, therefore, we do not anticipate our future results to be materially adversely impacted by changes in factors affecting international operations.

      We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. We maintain an investment portfolio of various issuers, types and maturities. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Cash, cash equivalents and marketable securities in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sells securities that have declined in market value due to change in interest rates.

      The table below presents the carrying values and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2004 and 2003. At September 30, 2004, marketable securities consisted of $27.1 million with a maturity date of less than one year and $7.2 million with a maturity date of greater than one year.

	Carrying	Annualized Rate	Carrying	Annualized Rate
	Value at	of Return at	Value at	of Return at
Cash, cash equivalents and	September 30,	September 30,	September 30,	September 30,
marketable securities:	2004	2004	2003	2003

	(In thousands)	(Annualized)	(In thousands)	(Annualized)

Cash and cash equivalents — fixed rate	$9,709	1.6%	$22,691	0.9%
Money market fund — variable rate	19,037	1.5%	16,239	0.9%

Total cash and cash equivalents	28,746		38,930
Marketable securities — fixed rate	34,366	2.0%	20,180	1.2%

Total cash, cash equivalents and marketable securities	$63,112		$59,110

Item 8.	Financial Statements and Supplementary Data.

      The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6 “Selected Consolidated Financial Data.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Issues

      None

Item 9A.	Controls and Procedures

      An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our disclosure controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

      Effective October 2004, the Company changed the enterprise resource planning (ERP) system that it uses in its daily operations. It converted its database, and operational processing systems to the Softrax Operations and Financials Suite. In addition to providing the same information that the previous system provided, the Company believes that the new ERP system will improve its operational efficiency, automate its information process and expand its software revenue recognition, deferred revenue tracking and backlog tracking capabilities. Additionally, the new ERP system should allow the Company to retain the control and integrity of its information systems as it grows in the future. Although the transition has proceeded to date without material adverse effects, the possibility exists that our migration to the new ERP information system could adversely affect our internal controls over financial reporting, our disclosure controls and procedures or our operations in future periods. The process of implementing a new information system could adversely impact our ability to do the following in a timely manner: accept and process customer orders, ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions related to the finance, order entry, revenue recognition and purchasing processes within the new ERP system. There were no other significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could materially affect internal controls over financial reporting that occurred during the Company’s fourth quarter of fiscal 2004.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1 — Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

      The information required by this item concerning our executive officers and family relationships is incorporated by reference to the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”

      The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership of Certain Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

      The Company’s Code of Ethics is filed as exhibit 14.1 of this Annual Report. The information required by this item concerning the Company’s Code of Ethics is incorporated by reference to the section entitled “Code of Ethics” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 11.	Executive Compensation

      The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Fees of Accountants” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2004.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are being filed as part of this report on Form 10-K:

      (a) Index to Consolidated Financial Statements:

      (b) Index to Financial Statement Schedules:

(1)	Schedule II Valuation and Qualifying Accounts	71

      (c) Reports on Form 8-K:

      The registrant furnished Current Reports on a Form 8-K on July 20, 2004 to provide its earnings release for the third quarter of fiscal 2004.

      (d) Exhibits:

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(10)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#
10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.11	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)
10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)
10.18	Notices of Grant of Stock options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*
10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*
14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)

Exhibit
Number	Description Of Document

21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).

(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virage Logic Corporation:

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

December 10, 2004

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,746	$38,930
Short-term investments	27,144	16,085
Accounts receivable, net	17,756	10,499
Costs in excess of related billings on uncompleted contracts	670	619
Prepaid expenses and other	4,079	3,820
Taxes receivable	1,302	—

Total current assets	79,697	69,953
Property, equipment and leasehold improvements, net	4,090	6,250
Goodwill, net	9,782	9,782
Other intangible assets, net	2,762	3,148
Deferred tax assets	5,225	2,942
Long-term investments	7,222	4,095
Other long-term assets	410	392

Total assets	$109,188	$96,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$807
Accrued expenses	5,019	3,771
Deferred revenues	7,548	2,613
Income tax payable	3,569	309

Total current liabilities	16,642	7,500
Deferred tax liability	1,035	1,189
Merger-related obligation	—	500

Total liabilities	17,677	9,189
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at September 30, 2004 and 2003; Issued and outstanding shares — 21,580,437 and 21,200,159 at September 30, 2004 and 2003, respectively	22	21
Additional paid-in capital	112,457	110,330
Deferred stock-based compensation	—	(130)
Accumulated other comprehensive income	(28)	2
Accumulated deficit	(20,940)	(22,850)

Total stockholders’ equity	91,511	87,373

Total liabilities and stockholders’ equity	$109,188	$96,562

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(In thousands,
	except per share data)
Revenue:
License	$44,775	$37,137	$43,942
Royalties	8,228	3,520	1,671

Revenues	53,003	40,657	45,613
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $29, $255 and $986, respectively)	11,215	9,256	9,059
Research and development (exclusive of amortization of deferred stock compensation of $48, $499 and $1,433, respectively)	18,428	18,678	13,135
Sales and marketing (exclusive of amortization of deferred stock compensation of $37, $322 and $1,250, respectively)	14,615	12,781	11,485
General and administrative (exclusive of amortization of deferred stock compensation of $16, $128 and $579, respectively)	6,602	4,859	5,191
Stock-based compensation	130	1,204	4,248
In-process research and development	—	—	1,100

Total cost and expenses	50,990	46,778	44,218

Operating income (loss)	2,013	(6,121)	1,395
Interest income	719	812	1,217
Interest and other expenses	37	(73)	(81)

Income (loss) before taxes	2,769	(5,382)	2,531
Income tax provision (benefit)	859	(1,532)	2,306

Net income (loss) attributable to common stockholders	$1,910	$(3,850)	$225

Basic and diluted net income (loss) per share	$0.09	$(0.19)	$0.01

Shares used in computing basic net income (loss) per share	21,391	20,750	19,902

Shares used in computing diluted net income (loss) per share	22,139	20,750	21,157

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Receivable	Deferred	Other		Total
			Paid-In	From	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit	Equity

	(In thousands, except share data)
Balance at September 30, 2001	20,061,095	$20	$96,855	$(1,044)	$(3,398)	$109	$(19,225)	$73,317
Common stock issued under stock option plan and stock purchase plan, net of repurchases	328,589	—	1,646	—	—	—	—	1,646
Options granted for services	10,000	—	518	—	—	—	—	518
Repayment from stockholders	—	—	—	1,044	—	—	—	1,044
Amortization of stock-based compensation	—	—	(79)	—	3,944	—	—	3,865
Issuance of common stock in connection with purchase of In- Chip Systems, Inc.	528,547	—	10,709	—	(3,872)	—	—	6,837
Tax benefit from employee stock option plan	—	—	881	—	—	—	—	881
Unrealized gain on investments, net	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	225	225

Balance at September 30, 2002	20,928,231	$20	$110,530	$—	$(3,326)	$28	$(19,000)	$88,252
Common stock issued under stock option plan and stock purchase plan, net of repurchases	221,928	1	1,474	—	—	—	—	1,475
Exercise of warrants	50,000	—	200	—	—	—	—	200
Amortization of stock-based compensation	—	—	(1,992)	—	3,196	—	—	1,204
Tax benefit from employee stock option plan	—	—	118	—	—	—	—	118
Unrealized gain on investments, net	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(3,850)	(3,850)

Balance at September 30, 2003	21,200,159	$21	$110,330	$—	$(130)	$2	$(22,850)	$87,373
Common stock issued under stock option plan and stock purchase plan, net of repurchases	380,278	1	2,052	—	—	—	—	2,053
Amortization of stock-based compensation	—	—	—	—	130	—	—	130
Tax benefit from employee stock option plan	—	—	75	—	—	—	—	75
Unrealized gain on investments, net	—	—	—	—	—	(30)	—	(30)
Net income	—	—	—	—	—	—	1,910	1,910

Balance at September 30, 2004	21,580,437	$22	$112,457	$—	$—	$(28)	$(20,940)	$91,511

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Operating activities
Net income(loss)	$1,910	$(3,850)	$225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	366	34	500
Depreciation and amortization	3,204	3,784	3,886
Amortization of intangible assets	386	385	238
Consulting expense related to options granted	—	—	136
Tax benefit on employee stock plans	75	118	881
Amortization of stock-based compensation	130	1,204	4,248
Changes in operating assets and liabilities:
Accounts receivable	(7,623)	5,155	(5,694)
Costs in excess of billings on uncompleted contracts	(51)	201	(248)
Prepaid expenses and other	(259)	(1,308)	(590)
Taxes receivable	(1,302)	—	1,582
Deferred tax assets	(2,284)	(500)	(1,652)
Other long term assets	(18)	18	(25)
Accounts payable	(301)	369	(258)
Accrued expenses	1,248	(469)	1,398
Deferred revenues	4,935	(323)	1,890
Income tax payable	3,260	(1,740)	1,972
Deferred tax liability	(154)	(154)	(22)

Net cash provided by operating activities	3,522	2,924	8,467
Investing activities
Purchase of property, plant and equipment	(1,044)	(4,326)	(4,650)
Purchase of investments	(34,716)	(29,114)	(46,268)
Proceeds from maturity of investments	20,500	32,945	46,950
Investment in Atmos Corporation	—	—	5,284
Payment of merger-related obligation	(500)	(500)	—
Acquisition of business, net of cash acquired	—	—	(3,270)

Net cash used in investing activities	(15,760)	(995)	(1,954)
Financing activities
Net proceeds from issuance of stock	2,054	1,675	1,646
Repayment of notes from stockholders	—	—	1,044
Repayment of note to stockholder	—	—	(1,500)
Payments on capital lease obligations	—	(96)	(149)

Net cash provided by financing activities	2,054	1,579	1,041

Net increase (decrease) in cash and cash equivalents	(10,184)	3,508	7,554
Cash and cash equivalents at beginning of year	38,930	35,422	27,868

Cash and cash equivalents at end of year	$28,746	$38,930	$35,422

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$58	$49
Cash paid for income taxes	$9	$1,226	$1,202
Supplemental schedules of noncash investing and financing activities
Options granted for services	$—	$—	$136
Common stock issued for the acquisition	$—	$—	$8,940
Fair value of stock options assumed in conjunction with the acquisition	$—	$—	$1,769

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Description of Business

      Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/ Os (input/output interface components) that are silicon proven and production ready. These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries conducting business in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

      Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

      Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized in accordance with the provisions of Statement of Position 81-1 over the period that we perform services. Revenues derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company can not reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria is met.

      For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.

      The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenue on the payment due date, assuming collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Fair Value of Financial Instruments

      The Company’s financial instruments, including cash equivalents, investments, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are invested in money market funds custodied with major financial institutions. Investments with original maturities of greater than ninety days are recorded as short-term or long-term investments. Those with maturities of less than one year are included in current assets and

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as short-term investments. Those with maturities greater than one year are considered long-term investments. The Company classified all investments as of September 30, 2004 and September 30, 2003 as available-for-sale securities. Such investments consist of United States government obligations, mortgage backed securities and commercial paper which are stated at fair value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income. Realized gains and losses on investments are included in earnings.

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

      Other long-term investments include government agency and corporate bonds of $7.2 million and $4.1 million with maturity dates greater than one year for the fiscal years ended September 30, 2004 and 2003, respectively.

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

Accounting for Internal-Use Computer Software

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $147,000 and $890,000 during the years ended September 30, 2004 and 2003, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. SFAS 141 was effective for acquisitions subsequent to June 30, 2001, and SFAS 142 was effective for fiscal years beginning after December 30, 2001. At September 30, 2004 the Company had a net intangible balance of $162,000 related to goodwill and customer list purchased on December 1, 1999, a net intangible value of $2.6 million related to technology acquired through the acquisition of In-Chip Systems, Inc. (In-Chip) and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In accordance with SFAS 142, the Company did not amortize goodwill related to the In-Chip acquisition. No impairment charge or amortization of goodwill is recorded during the years ended September 30, 2004 and 2003.

      A reconciliation of reported net income (loss) and net income (loss) per share to amounts adjusted for goodwill amortization, net of tax, is as follows (in thousands, except per share amounts):

	Year Ended September 30,

	2004	2003	2002

Net income (loss)	$1,910	$(3,850)	$225
Goodwill amortization	—	—	71

Adjusted net income (loss)	1,910	(3,850)	296

Net income (loss) per share as adjusted:
Basic and diluted	$0.09	$(0.19)	$0.01

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” (EITF 96-18). We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. Expenses for the years ended September 30, 2004, 2003 and 2002, were $0, $790,000 and $635,000, respectively.

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123.” Had compensation expense for the Company’s stock option plan and stock purchase plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company’s net income/(loss) would have been increased to the following approximate SFAS 123 amounts:

	Years Ended September 30,

	2004	2003	2002

Net income (loss) — as reported	$1,910	$(3,850)	$225
Add: Stock-based compensation expense included in reported net income (loss), net of tax	86	795	2,719
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,251)	(7,116)	(7,105)

Proforma net loss	$(4,255)	$(10,171)	$(4,161)

Net income (loss) per share — as reported
Basic and diluted	$0.09	$(0.19)	$0.01
Net income (loss) per share — Proforma
Basic and diluted	$(0.19)	$(0.49)	$(0.21)
Shares used in computing net income (loss)
Basic	21,391	20,750	19,902
Diluted	22,139	20,750	21,157

      The SFAS 123 adjusted impact of options on the net loss for the years ended September 30, 2004, 2003 and 2002 is not representative of the effects on net income (loss) for future years.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Customer Concentrations

      In fiscal 2004, 2003 and 2002, no individual customer accounted for 10% or more of total revenues.

Advertising Expense

      The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $793,000, $649,000 and $780,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended September 30,

	2004	2003	2002

	(In thousands,
	except per share data)
Net income (loss)	$1,910	$(3,850)	$225

Weighted average shares of common stock outstanding	21,417	21,019	20,452
Less weighted average shares subject to repurchase	(26)	(269)	(550)

Shares used in computing basic net income (loss) per share	21,391	20,750	19,902

Items net of treasury stock buyback:
Employee stock options	748	—	723
Weighted average shares subject to repurchase	—	—	497
Warrants	—	—	35

Shares used in computing diluted net income per share	22,139	20,750	21,157

Net income (loss) per share:
Basic and diluted	$0.09	$(0.19)	$0.01

      The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for the year ended September 30, 2002. Options and warrants to purchase 6,024,211, 5,594,169 and 5,026,060 shares of common stock have been excluded for the years ended September 30, 2004, 2003 and 2002, respectively. There were no shares subject to repurchase for the year ended September 30, 2004 and shares subject to repurchase total 86,253 and 558,094 for the years ended September 30, 2003, and 2002, respectively.

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

      Total comprehensive income (loss) is as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002

Net income (loss)	$1,910	$(3,850)	$225
Change in net unrealized gain on investment, net of tax	(28)	(19)	(7)

Total comprehensive income (loss)	$1,882	$(3,869)	$218

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or rates. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Segment Information

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic and I/ Os.

Recent Accounting Pronouncements

      In November 2003, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company has assessed the impact of EITF 03-01 and concluded that the adoption of this issue will have no material impact on its financial statements and included any required disclosures in its financial statements.

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

      In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

Note 2.	Business Segment Information

      The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic and I/ Os.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

      Revenues by geographic region are based on the region the customers are located. They are as follows:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Revenues:
United States	$17,472	$17,254	$21,359
Canada	2,442	2,158	4,263
Japan	5,707	4,110	4,645
Taiwan	6,996	6,702	5,708
Europe, Middle East, and Africa (“EMEA”)	12,545	6,890	9,314
Other Asia	7,841	3,543	324

Total	$53,003	$40,657	$45,613

      Long-lived assets are located primarily in the United States, with the exception of the building in Armenia. The building and leasehold improvements are valued at a cost of approximately $1.8 million.

      Revenues by geometry are as follows:

	Year Ended
	September 30, 2003

	2004	2003	2002

By geometry:
0.18 micron technology	16%	21%	22%
0.13 micron technology	47	53	56
90-nanometer technology	32	7	12
Other	5	19	10

      The Company has only one product line, therefore disclosure by product groupings is not applicable.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Components

      Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30, 2004			September 30, 2003

	Fair Market	Amortized	Unrealized	Fair Market	Amortized	Unrealized
	Value	Cost	Loss	Value	Cost	Loss

Investments:
Government and Federal Agency bonds	$17,467	$17,491	$(24)	$16,085	$16,082	$3
Commercial paper	9,677	9,679	(2)	—	—

Short-term marketable securities	27,144	27,170	(26)	16,085	16,082	3

Long-term Government and Federal Agency bonds	6,704	6,705	(1)	4,095	4,096	(1)
Corporate bonds	518	519	(1)	—	—

Long-term marketable securities	$7,222	$7,224	$(2)	$4,095	$4,096	$(1)

Total marketable securities	$34,366	$34,394	$(28)	$20,180	$20,178	$2

	September 30,

	2004	2003

	(In thousands)
Accounts receivable, net:
Accounts receivable	$18,494	$11,237
Allowance for doubtful accounts	(738)	(738)

Total	$17,756	$10,499

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Write-offs against the allowance for doubtful accounts of $366,000 and $96,000 were recorded in the years ended September 30, 2004 and 2002. No write-offs were recorded in the years ended September 30, 2003.

	September 30,

	2004	2003

	(In thousands)
Property, equipment and leasehold improvements, net:
Building in Armenia	$1,505	$1,423
Furniture and fixtures	983	912
Computers and equipment	6,553	5,845
Software	9,037	8,890
Leasehold improvements	1,294	1,263

	19,372	18,333
Less accumulated depreciation	(15,282)	(12,083)

Total	$4,090	$6,250

      Depreciation and amortization expense related to property, equipment and leasehold improvements totaled $3.2 million, $3.8 million and $3.9 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      Historically, the Company leased certain computer equipment and software under long-term capital leases. Capitalized costs of approximately $821,000 are included in property and equipment at September 30, 2004 and 2003. Accumulated depreciation amounted to approximately $821,000 at September 30, 2004 and 2003.

	September 30,

	2004	2003

	(In thousands)
Intangible assets, net:
Intangible assets	$4,149	$4,149
Accumulated amortization	(1,387)	(1,001)

Total	$2,762	$3,148

Accrued expenses:
Accrued payroll and related expenses	$2,944	$2,545
Accrued acquisition costs	500	500
Other accruals	1,575	726

Total	$5,019	$3,771

Accumulated other comprehensive income:
Unrealized gain on investments	$(28)	$2

Total	$(28)	$2

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Commitments and Contingencies

      Except for the new Armenia building, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $2.3 million, $1.2 million and $1.2 million for the years ended September 30, 2004, 2003 and 2002, respectively.

      Aggregate future minimum lease payments under operating leases as of September 30, 2004 are as follows (in thousands):

Operating
Leases

2005	$1,317
2006	1,472
2007	468
2008	204
2009	190
Thereafter	142

Total minimum lease and principal payments	$3,793

      The Company had no future capital lease obligations as of September 30, 2004.

      In September 2003, our development center in Armenia moved into our new building. Substantially all the leasehold improvements have been completed and these assets are being depreciated over their respective useful lives.

      Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2004.

      The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45. Currently, we have no liabilities recorded for these agreements as of September 30, 2004.

      Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Stockholders’ Equity

Common Stock

      The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2004, 21,580,437 shares of common stock were issued and outstanding.

      At September 30, 2004, common stock was reserved for issuance as follows:

Equity Incentive Plans	7,398,812
Employee Stock Purchase Plans	73

7,398,885

Equity Incentive Plans

      In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the Company at the original exercise price until the underlying options have vested. At September 30, 2004, there were no shares issued and outstanding under the plans that were subject to repurchase.

      Consulting expense of $136,000 was recorded for options granted to a non-employee for the year ended September 30, 2002. No such options or warrants were granted to non-employees for the years ended September 30, 2004 and 2003.

      Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 1997 Plan and the 2002 Plan. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2004, no such shares have been granted.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at September 30, 2001	611,485	3,025,386	$9.01
Additional options authorized	2,335,520	—	—
Options granted and assumed	(1,944,754)	1,944,754	$14.79
Options exercised	—	(255,337)	$2.65
Options canceled	296,837	(296,837)	$11.38

Balance at September 30, 2002	1,299,088	4,417,966	$11.32

Additional options authorized	950,000	—	—
Options granted	(1,563,049)	1,563,049	$6.99
Options exercised	—	(101,606)	$3.14
Options canceled	371,493	(371,493)	$12.83

Balance at September 30, 2003	1,057,532	5,507,916	$10.16

Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance at September 30, 2004	1,374,521	6,024,291	$9.99

      The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

			Options Outstanding			Options Exercisable

					Weighted
				Weighted	Average		Weighted
				Average	Remaining		Average
			Number of	Exercise	Contractual Life	Number of	Exercise
			Shares	Price	(in years)	Shares	Price

$0.02 –		$3.42	649,777	$1.59	5.33	634,402	$1.61
$4.00 –		$5.61	787,674	$5.18	7.98	289,437	$4.79
$5.62 –		$8.63	895,394	$7.77	8.83	294,438	$6.93
$8.74 –		$9.49	623,779	$9.08	9.06	144,891	$8.87
$9.50 –		$10.30	609,709	$9.94	8.71	190,191	$9.99
$10.36	– $	14.0	0 815,705	$12.39	7.25	614,551	$12.67
$14.03	– $	16.0	0 607,481	$15.20	6.97	438,349	$15.19
$16.07	– $	16.1	1 707,672	$16.11	7.36	205,138	$16.11
$16.20	– $	22.8	1 327,100	$17.19	7.16	220,376	$17.06

Total			6,024,291			3,031,773

      The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions: a risk-free interest rate of 2.83% for 2004, 2.25% for 2003 and, 3.25% for 2002, no dividend yield for all years, expected stock price volatility of 100% in 2004 and 90% in 2003 and 2002 and a weighted average expected option life of four to five years.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options’ weighted average fair value, which is the value assigned to the options under SFAS 123, was $7.57, $5.35 and $11.73 for options granted during 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plans

      In April 2000, the Company’s board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 507,419 shares of common stock has been reserved for issuance under this plan. In July 2001, the board of directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001 Foreign Plan. As of September 30, 2004, a total of 73 shares were reserved for issuance under both plans. During fiscal 2004, an additional 716 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the February 13, 2004 and August 13, 2004 purchases. During fiscal 2003, an additional 1,700 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the August 15, 2003 purchase. On each October 1, starting in 2001, the number of shares is automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the board of directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year to February 15 and August 15 starting in fiscal year 2002.

      Under the Company’s 2000 Purchase Plan and 2001 Foreign Plan, the employees purchased 163,642, 285,405 and 121,885 shares during the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

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

Common Stock Valuation

      In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Company’s acquisition of In-Chip Systems, Inc., the Company included in the purchase price the fair value of common stock and stock options and recorded the intrinsic value of the stock options as deferred stock-based compensation. In connection with all such stock option grants, during the years ended September 30, 2004, 2003 and 2002, the Company recorded a non-cash charge for stock-based compensation of $130,000, $1.2 million and $4.2 million, respectively.

Note 6.	Related Party Transactions

      During fiscal year 2001, the Company sold software totaling $200,000 to Atmos Corporation, in which the Company had held a 17.5% equity interest. The Company sold its interest in Atmos Corporation in fiscal 2002.

      At September 30, 2004, the Company held a promissory note from an executive officer in the principal amount of $200,000 issued in March 2002. The promissory note’s outstanding principal and interest is due in fiscal 2006.

      Management believes the rates and terms of the agreements are comparable with those entered into with independent third parties.

Note 7.	Agreements with Foundries

      The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2004, 2003 and 2002, total royalty revenues were $8.2 million, $3.5 million and $1.7 million, respectively.

Note 8.	Income Taxes

      The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Domestic	$2,678	$(5,478)	$2,486
Foreign	89	96	45

Total	$2,767	$(5,382)	$2,531

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes for the years ended September 30, 2004, 2003 and 2002 consists of the following:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Current:
Federal	$1,945	$(1,302)	$3,357
State	1,311	9	277
Foreign	39	394	450
Deferred:
Federal	(1,279)	(423)	(1,518)
State	(1,157)	(210)	(260)
Foreign	—	—	—
	—	—	—

Total	$859	$(1,532)	$2,306

      The income tax expense differed from the amounts computed at the US statutory federal income tax rate of 34% in 2004, 2003 and 2002 to pre-tax income (loss) as a result of the following:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Federal tax at statutory rate	$941	$(1,830)	$861
State taxes	102	(207)	139
Stock-based compensation	44	352	1,125
Tax exempt interest	(85)	—	—
R&D credit	(141)	(138)	(308)
In-process R&D	—	—	374
Foreign taxes, net of credit	0	394	193
Other	(2)	(103)	(78)

Total	$859	$(1,532)	$2,306

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets are as follows:

	Year Ended
	September 30,

	2004	2003

	(In thousands)
Deferred tax assets:
Deferred revenue	$3,007	$1,049
Compensation accrual	55	164
Other accruals/reserves not currently deductible	458	323
Research and development credits	1,292	903
Depreciation	413	503

Total deferred tax assets	5,225	2,942
Deferred tax liabilities:
Acquired intangibles	(1,035)	(1,189)

Net deferred tax assets	$4,190	$1,753

      The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2004 based on availability of taxable income in the carryback periods for federal purposes. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary. The Company has used all of its federal net operating loss carryforwards.

      For the year ended September 30, 2004, the Company also has research and development tax credit carryforwards of approximately $185,000 and $814,000 for federal and state income tax purposes, respectively. The Company also has manufacture’s credits of $863,000 for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2023. The state tax credits can be carried forward indefinitely.

      The Company has not provided US income taxes on $188,000 of foreign earnings as management intends to indefinitely reinvest these earnings offshore.

      The earnings from foreign operations in India are subject to a tax holiday from a grant effective through 2009. The grant provides for tax relief if certain conditions are met. The Company asserts that it continued to be in compliance with these conditions as of September 30, 2004. Indian earnings are taxed in the current year at a rate of 10%. The Company’s India branch office has received a tax assessment from the Government of India, Income Tax Department, for the tax year 2000-2001 claiming the Company owes an additional approximately $1.0 million in income taxes. The Company asserts that the claim is baseless however, in October 2004, it has made a deposit of approximately $200,000 with the Indian tax authorities as required and is appealing the tax assessment with the Indian government’s Commissioner of Income Tax Appeals. In the unlikely event that an unfavorable outcome of the tax appeal process occurs, the Company believes it will not have a material impact on our financial position, cash flows or results of operations.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The purchase price includes $5.5 million of cash, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders at the closing of the acquisition with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. As of September 30, 2004, $1.0 million of the $1.5 million has been paid out. Deferred compensation recorded in connection with the acquisition will be amortized over the original vesting period of the options assumed.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended
September 30,
2002

Revenues	$48,356
Net Loss	(1,725)
Basic and diluted EPS	$(0.09)

Note 10.	Fiscal Year 2004 Bonus Plans

Fiscal Year 2004 Variable Incentive Pay Plan

      In November 2003, the Company adopted the Virage Logic Fiscal Year 2004 Variable Incentive Pay Plan (the VIP Plan). All United States employees, other than sales employees, are eligible to participate in the VIP Plan. Payments to participants in the VIP Plan are based on the Company’s fiscal year 2004 revenue and operating results as compared to the planned results. Eligible participants may receive additional compensation of 5% to 50% of base salary, depending on the Company’s financial results.

      For the years ended September 30, 2004, 2003 and 2002, approximately $815,000, $212,000 and $758,000 of compensation was expensed under all of the Company’s bonus plans.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Quarterly Results

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2004	2004	2004	2003	2003	2003	2003	2002

	(In thousands, except per share data)

	(Unaudited)
Consolidated Statement of Operations Data:
Revenues	$15,314	$13,852	$12,977	$10,860	$9,903	$9,564	$9,625	$11,565
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $7, $11,$11, $10, $27, $86 and $132 respectively)	3,040	2,872	2,867	2,436	2,142	2,224	2,239	2,651
Research and development (exclusive of amortization of deferred stock compensation of $0, $12, $17, $19, $20, $56, $193 and $230, respectively)	4,731	4,645	4,639	4,413	4,350	4,678	5,021	4,629
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $9, $14, $14, $16, $40, $112 and $154, respectively)	3,784	3,869	3,714	3,248	3,424	3,344	2,930	3,083
General and administrative (exclusive of amortization of deferred stock compensation of $0, $4, $6, $6, $5, $14, $50, and $59, respectively)	1,762	1,759	1,636	1,445	1,230	1,135	1,309	1,185
Stock-based compensation	—	32	48	50	51	137	441	575

Total cost and expenses	13,317	13,177	12,904	11,592	11,197	11,518	11,940	12,123

Operating income (loss)	1,997	675	73	(732)	(1,294)	(1,954)	(2,315)	(558)
Interest income	255	158	144	162	203	179	176	254
Interest and other expenses	33	6	(8)	6	3	(34)	(37)	(5)

Income (loss) before taxes	2,285	839	209	(564)	(1,088)	(1,809)	(2,176)	(309)
Income tax provision (benefit)	777	268	19	(205)	(401)	(596)	(611)	76

Net income (loss) attributable to common stockholders	$1,508	$571	$190	$(359)	$(687)	$(1,213)	$(1,565)	$(385)

Basic net income (loss) per share	$0.07	$0.03	$0.01	$(0.02)	$(0.03)	$(0.06)	$(0.08)	$(0.02)

Diluted net income (loss) per share	$0.07	$0.03	$0.01	$(0.02)	$(0.03)	$(0.06)	$(0.08)	$(0.02)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 14th day of December 2004.

VIRAGE LOGIC CORPORATION

By:	/s/ ADAM A. KABLANIAN

Adam A. Kablanian
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam A. Kablanian and Michael E. Seifert, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM A. KABLANIAN Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2004

/s/ MICHAEL E. SEIFERT Michael E. Seifert	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2004

/s/ RICHARD ELKUS, JR. Richard Elkus, Jr.	Director	December 14, 2004

/s/ MICHAEL HACKWORTH Michael Hackworth	Director	December 14, 2004

/s/ J. DANIEL MCCRANIE J. Daniel McCranie	Chairman of the Board of Directors	December 14, 2004

/s/ ALEXANDER SHUBAT Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	December 14, 2004

Robert Smith	Director

/s/ MICHAEL STARK Michael Stark	Director	December 14, 2004

VIRAGE LOGIC CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

	(In thousands)
Allowance for Doubtful Accounts
Year ended September 30, 2002	$204	$596	$(96)	$704
Year ended September 30, 2003	$704	$34	$—	$738
Year ended September 30, 2004	$738	$366	$(366)	$738

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(10)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#
10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#
10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.11	Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)
10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)
10.18	Notices of Grant of Stock options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*
10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*
14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333- 36108).
(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2000.
(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.
(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.
(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.