Form 10-Q
period 2004-12-31
VIRAGE LOGIC CORP
filed 2005-02-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 000-31089

VIRAGE LOGIC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0416232
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

VIRAGE LOGIC CORPORATION
47100 BAYSIDE PARKWAY
FREMONT, CALIFORNIA 94538
(510) 360-8000
(ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
INCLUDING AREA CODE, OF PRINCIPAL EXECUTIVE OFFICE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of February 7, 2005, there were 22,030,998 shares of the Registrant’s ordinary shares outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2004	2004
ASSETS:
Current assets:
Cash and cash equivalents	$28,863	$28,746
Short-term investments	27,703	27,144
Accounts receivable, net of allowance for doubtful account of $938 and $648, respectively	16,974	17,756
Costs in excess of related billings on uncompleted contracts	825	670
Prepaid expenses and other current assets	4,607	4,079
Taxes receivable	1,304	1,302

Total current assets	80,276	79,697

Property, equipment and leasehold improvements, net	3,900	4,090
Goodwill	9,782	9,782
Other intangible assets, net	2,665	2,762
Deferred tax assets	5,225	5,225
Long-term investments	9,991	7,222
Other long-term assets	1,276	410

Total assets	$113,115	$109,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$875	$506
Accrued expenses	6,031	5,019
Deferred revenue	5,706	7,548
Income taxes payable	3,644	3,569

Total current liabilities	16,256	16,642

Deferred tax liabilities	1,035	1,035

Total liabilities	17,291	17,677

Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 21,945,550 and 21,580,437 at December 31, 2004 and September 30, 2004, respectively	22	22
Additional paid-in capital	114,970	112,457
Accumulated other comprehensive income (loss)	33	(28)
Accumulated deficit	(19,201)	(20,940)

Total stockholders’ equity	95,824	91,511

Total liabilities and stockholders’ equity	$113,115	$109,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	December 31,	December 31,
	2004	2003
Revenue:
License	$13,062	$9,474
Royalties	2,797	1,386

Total revenues	15,859	10,860
Cost and expenses:
Cost of revenue, excluding amortization of deferred stock compensation of $0 and $11, respectively	3,037	2,436
Research and development, excluding amortization of deferred stock compensation of $0 and $19, respectively	4,773	4,413
Sales and marketing, excluding amortization of deferred stock compensation of $0 and $14, respectively	3,813	3,248
General and administrative, excluding amortization of deferred stock compensation of $0 and $6, respectively	1,934	1,445
Stock-based compensation	—	50

Total cost and expenses	13,557	11,592

Operating income (loss)	2,302	(732)

Interest income and other expenses, net	294	168

Income (loss) before income taxes	2,596	(564)

Income tax provision (benefit)	857	(205)

Net income (loss)	$1,739	$(359)

Net income (loss) per share:
Basic	$0.08	$(0.02)

Diluted	$0.08	$(0.02)

Weighted average shares used in computing per share amounts:
Basic	21,781	21,181

Diluted	22,697	21,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,739	$(359)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	200	(90)
Depreciation and amortization	608	888
Amortization of intangible assets	97	97
Amortization of deferred stock compensation	—	50
Changes in operating assets and liabilities:
Accounts receivable	582	(2,735)
Costs in excess of related billings on uncompleted contracts	(155)	(96)
Prepaid expenses and other assets	(1,393)	120
Taxes receivable	(2)	(120)
Accounts payable and accrued liabilities	1,381	326
Deferred revenue	(1,842)	3,104
Income tax payable	75	(309)

Net cash provided by operating activities	1,290	876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(426)	(157)
Purchase of investments	(17,762)	(939)
Proceeds from maturities of investments	14,393	10,000

Net cash provided by (used in) investing activities	(3,795)	8,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,513	333

Net cash provided by financing activities	2,513	333

Effect of exchange rates on cash	109	—

Net increase in cash and cash equivalents	117	10,113

Cash and cash equivalents at beginning of period	28,746	38,930

Cash and cash equivalents at end of period	$28,863	$49,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) platforms based on memory, logic, and I/Os (input/output interface components) that are silicon-proven and production ready. These various forms of IP are utilized by the Company’s customers to design and manufacture System-on-Chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The financial position and results of operations of the Company’s certain foreign operations are measured using a currency other than the U.S. dollars as their functional currency. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated using the weighted average exchange rate prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

time as all criteria are met. Revenues from term-based licenses are recognized ratably over the term of the license, which is generally twelve months in duration, provided the criteria mentioned above are met.

License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on any projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met.

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract as long as it is substantive. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.

The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, if collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues in any given period.

Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123” (SFAS No. 148). Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock options and stock purchase plans under the fair value method of accounting under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income (loss) as reported	$1,739	$(359)
Add: Stock-based compensation expense included in reported net income (loss) above, net of taxes	—	33
Less: Fair value of stock-based compensation expense for all awards, net of taxes	(484)	(694)

Proforma net income (loss)	$1,255	$(1,020)

Basic net income (loss) per share:
As reported	$0.08	$(0.02)

Proforma	$0.06	$(0.05)

Diluted net income (loss) per share:
As reported	$0.08	$(0.02)

Proforma	$0.06	$(0.05)

Weighted average shares used in computing per share amounts:
Basic	21,781	21,181

Diluted	22,697	21,181

The table below illustrates the underlying weighted-average assumptions in determining the fair value of the options granted:

	Three Months Ended
	December 31,	December 31,
	2004	2003
Volatility	78.9%	100.0%
Risk-free interest rate	3.3%	2.4%
Dividend yield	0.0%	0.0%
Expected option lives	6.5 years	4 – 5 years

The SFAS No. 123 adjusted impact of options on the net income (loss) for the three months ended December 31, 2004 and 2003 are not representative of the effects on net income (loss) for future periods.

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended
	December 31,	December 31,
	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$1,739	$(359)

Shares used in computation:
Weighted average common shares outstanding	21,956	21,257
Less: Weighted average number of common shares subject to repurchase	(175)	(76)

Shares used in computing basic net income (loss) per share	21,781	21,181
Add: Weighted average share equivalents from stock options	916	—

Shares used in computing diluted net income (loss) per share	22,697	21,181

Basic net income (loss) per share	$0.08	$(0.02)

Diluted net income (loss) per share	$0.08	$(0.02)

For the computation of net loss per share for the three months ended December 31, 2003, the Company excluded all outstanding warrants, stock options and shares subject to repurchase as the inclusion of these securities would have been anti-dilutive. Options and warrants totaling approximately 753,000 shares, and shares subject to repurchase totaling 61,000 shares, have been excluded from the calculation of net loss per share for the quarter ended December 31, 2003.

For the computation of net income per share for the three months ended December 31, 2004, the Company excluded approximately 728,000 shares of outstanding stock options as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the period.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.

Total comprehensive income for the three-month periods ended December 31, 2004 and 2003, respectively, is as follows:

	Three Months Ended
	December 31,	December 31,
	2004	2003
Net income (loss)	$1,739	$(359)
Foreign currency translation adjustments	101	—
Changes in unrealized (gain) loss on investments, net	(40)	(3)

Comprehensive income (loss)	$1,800	$(362)

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION

The Company operates only in one segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os and the sale of the individual platform components.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the IP platform or the individual platform components.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended
	December 31,	December 31,
Total Revenue by Geography	2004	2003
	(in thousands)
United States	$4,728	$3,493
Canada	466	629
Japan	1,738	1,269
Taiwan	3,003	1,472
Europe, Middle East and Africa (EMEA)	3,057	1,926
Other Asia (China, Malaysia, Korea and Singapore)	2,867	2,071

Total	$15,859	10,860

Total license revenues by geometry are as follows:

	Three Months Ended
	December 31,	December 31,
Total License Revenue by Geometry	2004	2003
0.18 Micron Technology	12%	10%
0.13 Micron Technology	51	57
90 Nanometer Technology	25	22
Other	12	11

Total	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization, and amounted to approximately $1.7 million as of December 31, 2004.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. The revision supersedes APB 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. SFAS No. 123R also provides that the costs should be recognized over the period during which the employees’ services are rendered (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite services. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. The impact on the Company’s financial statements of adopting the new standard is illustrated in Note 1.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (EITF 03-06). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of December 31, 2004.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations.

Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

Overview

Business Environment

We provide semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/Os (input/output interface components) that are silicon proven and production ready. These various forms of IP are utilized by our customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Our customers include fabless semiconductor companies, integrated device manufacturers (IDMs) and foundries. As semiconductor companies face increasing pressures to bring products to market faster and semiconductors have shorter product cycles, we focus on providing our customers a broad product offering as a means to satisfy a larger portion of our customers’ semiconductor IP needs, while positioning ourselves to offer advanced products as the semiconductor industry migrates to lower geometries.

The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by IDMs and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decisions regarding these matters are heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenues, is more likely to grow at times of positive outlook for the semiconductor industry. While we saw signs of moderate recovery in the semiconductor industry during fiscal 2004, we believe that our customers remain cautious in their long-term business outlook.

We saw an increase in design starts in 0.13 micron and 90 nanometer process nodes during fiscal 2004, and this continued in the first quarter of fiscal 2005. Furthermore, the capabilities offered by our STAR Memory System to improve yield and time-to-market and help reduce our customers’ overall costs became more important in these lower geometries, and continues to contribute to increasing license revenues.

In the first quarter of fiscal 2005, we derived approximately 76% of license revenue from the more advanced processes, 0.13 micron and 90nm technologies, and approximately 24% from the older process nodes, predominantly 0.18 and 0.25 micron technologies. The Company expects the 0.13 micron and 90nm technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. The Company’s royalty revenue to date has been largely from production on the older process nodes and we expect future growth in royalty revenues to be driven by the advanced processes, 0.13 micron and 90nm technologies, in addition to continued production on the 0.18 micron technology.

We sell our product early in the design process, and there are delays of 18 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These delays are due to the length of time required for our customers to implement our semiconductor IP into their design, and to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing as was the case during fiscal 2004 and when comparing the first quarters of fiscal 2004 and 2005. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memory, logic and I/O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells.

We also derive revenues from royalties, custom design services, maintenance services and library development related to the license of logic components. Our revenues are reported in two separate categories: license revenues and royalty revenues. License revenues are derived from license fees, maintenance fees, and fees for custom design services. Royalty revenues are derived from fees paid by a customer or a third-party foundry based on production volumes of wafers containing chips utilizing our semiconductor IP technologies.

The license of our semiconductor IP typically covers a range of embedded memory, logic and I/O products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System™ , NetCAM™ and NOVeA™ technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Currently, license fees represent the majority of our revenues. Royalty revenues for the three months ended December 31, 2004 and 2003 were $2.8 million and $1.4 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. For the three months ended December 31, 2004 and 2003, no single customer accounted for more than 10% of our revenue.

Sales to customers located outside of North America accounted for approximately 67% and 62% for the three months ended December 31, 2004 and 2003, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that we perform the services. Revenue derived from library development services are recognized using a percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe that we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if we cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met.

For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.

We assess whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluate the payment terms. If a portion of the fee is due beyond normal payment terms, we recognize the revenues on the payment due date, if collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

While we believe our estimates used in calculating percentage-of-completion for certain agreements involving customization are reasonable, the use of different assumptions could materially affect the timing of our revenue recognition.

Valuation of Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon their payment history and current credit worthiness, as determined by our review of their then-current credit information. We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivables and our future operating results.

Valuation of Long-Lived Assets and Investments

We periodically review the carrying value of our long-lived assets and investments for continued realizability. This review is based upon our projections of anticipated future cash flows from such assets and investments. While we believe that our estimates of future cash flows are reasonable, the use of different assumptions regarding the amount and timing of such cash flows based upon different outlooks on the general economic condition and the state of the semiconductor industry could materially affect our evaluations. This could result in an impairment charge and have a materially adverse impact on our future operating results.

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2004, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.4 million at December 31, 2004. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Accounting for Stock-Based Compensation

We account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Certain Transactions Involving Stock Compensation” (FIN 44), and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123” (SFAS No. 148). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock at the grant date.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. SFAS No. 123R supersedes APB 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. SFAS No. 123R also provides that the costs should be recognized over the period during which the employees’ services are rendered (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite services. FAS 123R is effective for fiscal periods beginning after June 15, 2005. The adoption of SAFS No. 123R will reduce our profitability. The impact on the Company’s financial statements for the quarter ended December 31, 2004 and 2003 of adopting this new standard is illustrated in Note 1 to our unaudited condensed consolidated financial statements included in this quarterly report.

We account for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. We did not grant stock options to any non-employees during the three months ended December 31, 2004 and 2003.

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

Income taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $5.2 million and deferred tax liabilities of $1.0 million at December 31, 2004. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Three Months Ended
	December 31,	December 31,
	2004	2003
Revenue:
License	82.4%	87.2%
Royalties	17.6	12.8

Total revenues	100.0	100.0
Cost and expenses:
Cost of revenues	19.2	22.4
Research and development	30.1	40.6
Sales and marketing	24.0	29.9
General and administrative	12.2	13.3
Stock-based compensation	0.0	0.5

Total cost and expenses	85.5	106.7

Operating income (loss)	14.5	(6.7)
Interest income and other expense, net	1.9	1.5
Income tax provision (benefit)	5.4	(1.9)

Net income (loss)	11.0%	(3.3)%

Revenues

Revenues for the three-month period ended December 31, 2004 totaled $15.9 million, representing an increase of 46% from $10.9 million for the three months ended December 31, 2003. The increase is attributed to the overall growth of $3.6 million in license revenue globally, combined with growth of $1.4 million in royalty revenue.

For the three months ended December 31, 2004 and 2003, total license revenues by geometry are as follows:

	Three Months Ended
	December 31,	December 31,
Total License Revenues by Geometry	2004	2003

0.18 micron technology	12%	10%
0.13 micron technology	51	57
90 nanometer technology	25	22
Other	12	11

Total	100%	100%

License revenue for the three-month period ended December 31, 2004 was $13.1 million, representing a $3.6 million, or 37.9% increase as compared to $9.5 million for the three-month period ended December 31, 2003. The increase in license revenue is primarily attributed to a number of significant licensing agreements we entered into in each of the North America, Europe and Asia regions.

While we experienced overall revenue growth in absolute dollar terms, we also anticipate changes in our product mix as we continue to invest and introduce more advanced technology. Revenue associated with the 0.13 micron technology as a percentage of total license revenue decreased to approximately 51% during the quarter ended December 31, 2004, from approximately 57% in the same period in fiscal 2004. The decrease in the 0.13 micron technology as a percentage of total license revenue reflects continued new business for the 0.18 micron technology as well as the introduction of our 65-nanometer technology. At the same time, revenue associated with the 90-nanometer technology continues to grow, both in absolute dollars and as a percentage of license revenue.

Royalties increased by $1.4 million, or 101.8% from $1.4 million in the three months ended December 31, 2003 to $2.8 million for the three months ended December 31, 2004. The increase was primarily attributed to the growth in royalties associated with the 0.18 micron and 0.13 micron technology processes.

For the three months ended December 31, 2004 and 2003, total revenues by geography are as follows:

	Three Months Ended
	December 31,	December 31,
Total Revenues by Geography	2004	2003
	(in thousands)
United States	$4,728	$3,493
Canada	466	629
Japan	1,738	1,269
Taiwan	3,003	1,472
Europe, Middle East and Africa (EMEA)	3,057	1,926
Other Asia (China, Malaysia, Korea and Singapore)	2,867	2,071

Total	$15,859	$10,860

We experienced revenue growth across all regions, except Canada, with the most significant increases in sales to customers in the United States, Taiwan and Europe. The increase in sales in the United States is primarily due to new license agreements with certain existing customers using our STAR Memory System and SRAM product family. The increase in sales in the Europe and Asia regions are primarily a result of an increased level of royalties from our foundry customers stemming from higher manufacturing volumes, combined with new license agreements we negotiated during the quarter.

Cost of Revenues

Cost of revenues consists primarily of personnel expenses and the allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenue for the three months ended December 31, 2004 totaled $3.0 million, representing an increase of 24.7% over $2.4 million for the three months ended December 31, 2003. The increase is mainly attributed to 30 additional headcounts in the design and engineering teams necessary to support the growth in license revenue, as well as higher amortization expenses associated with purchased software maintenance and support contracts. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of customized products sold by us, and the level of license revenues. Cost of revenues for the three months ended December 31, 2003 excludes $11,000 of amortization of deferred stock-based compensation.

Research and Development Expenses

Research and development expense (R&D expense) primarily includes personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. R&D expense for the three months ended December 31, 2004 was $4.8 million, an increase of $0.4 million, or 8.2%, from $4.4 million for the three months ended December 31, 2003. The increase is primarily due to 30 additional headcounts in the design and engineering teams, combined with higher amortization expenses associated with purchased software maintenance and support contracts to support our design and engineering teams. R&D expense as a percentage of total revenue for the three months ended December 31, 2004 decreased to 30.1% from 40.6% for the same period in 2003. The decrease is mainly attributed to the revenue growth we experienced. Regardless of this recent decrease, we anticipate that R&D expense will increase, both in absolute dollars and as a percentage of total revenues, as we continue to expand our product offerings and to invest in technologies for future delivery. Research and development expense for the three months ended December 31, 2003 excludes $19,000 of amortization of deferred stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended December 31, 2004 totaled $3.8 million, representing an increase of $0.6 million, or 17.4%, over the three months ended December 31, 2003. The increase in sales expense is mainly attributed to 5 additional headcounts and an increase of approximately $250,000 in commissions related to increased revenue, combined with the increased level of expenses associated with advertising, marketing communication and public relation. Sales and marketing expense as a percentage of revenue was approximately 24% for the three months ended December 31, 2004, compared to 29.9% for the three months ended December 31, 2003. The decrease in sales and marketing expense as a percentage of revenue is mainly attributed to the continued growth of overall revenues. Sales and marketing expense for the three months ended December 31, 2003 excludes $14,000 of amortization of deferred stock-based compensation.

General and Administrative Expenses

General and administrative expense (G&A expense) consists primarily of personnel, corporate governance and other costs associated with the management of our business. G&A expense for the three months ended December 31, 2004 totaled approximately $1.9 million, representing an increase of approximately $0.5 million, or 33.8%, over the three months ended December 31, 2003. G&A expense as a percentage of total revenue was 12.2% for the three months ended December 31, 2004, compared to 13.3% for the same period in 2003. The absolute dollar increase in G&A expense is mainly attributed to the following: 1) higher personnel and related costs associated with 13 additional headcounts; 2) approximately $200,000 higher professional fees incurred to support compliance with regulations under the Sarbanes-Oxley Act, and 3) a charge of approximately $200,000 related to the provision for doubtful accounts. We currently anticipate that our G&A expense in absolute dollar will continue to increase as we broaden our internal infrastructure with additional headcount in key positions and incremental professional services to support the expansion of our business and the compliance with regulations under the Sarbanes-Oxley Act. G&A expense for the three months ended December 31, 2003 excludes $6,000 of amortization of deferred stock-based compensation.

Stock-Based Compensation Expenses

We recorded $50,000 of amortization of deferred stock-based compensation for the three months ended December 31, 2003. The deferred stock-based compensation costs associated with the granting of employee stock options and restricted stock were fully amortized in the third quarter of fiscal year 2004.

Interest Income and Other Expenses

Interest income for the three months ended December 31, 2004 was $320,000 compared to $162,000 for the same period in 2003. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.

Income Taxes Provision

For the three months ended December 31, 2004, we recorded an income tax provision of $857,000, representing an effective tax rate of 33% on the pre-tax net income of $2.6 million. For the same period in 2003, we recorded a tax benefit of approximately $205,000, yielding an effective tax rate of approximately 36% on our pre-tax net loss of approximately $564,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, our cash and cash equivalents totaled approximately $28.9 million, as compared to $28.7 million at September 30, 2004. At December 31, 2004 our short-term and long-term marketable investments totaled approximately $37.7 million as compared to $34.4 million at September 30, 2004.

Net cash provided by operating activities was approximately $1.3 million for the three months ended December 31, 2004. Net cash provided by operating activities during the quarter primarily resulted from net income of $1.7 million for the period, adjusted for non-cash charges associated with provision for doubtful accounts, depreciation and amortization, combined with a decrease of $0.6 million in net accounts receivable attributed to our continued efforts in collections, an increase of $1.4 million in accounts payable and accrued expenses resulting from the higher volume of invoices processed as well as increased payroll accrual, offset by an increase of $1.4 million in prepaid expenses and other assets resulting from additional software maintenance contracts acquired to support the need of our growing engineering team, and a decrease of $1.8 million in deferred revenue, which represented billings in the quarter preceding the performance of services, which were subsequently performed in the first quarter of fiscal 2005, and which has been recognized as revenue during the current quarter.

Net cash provided by operating activities for the three months ended December 31, 2003 totaled approximately $0.9 million. Net cash provided by operating activities for the quarter primarily resulted from a net loss of approximately $0.4 million, adjusted for non-cash depreciation and amortization charges, and a $2.7 million increase in accounts receivable associated with a contract for which the percentage-of-completion accounting method was used.

Net cash used in investing activities totaled approximately $3.8 million for the three months ended December 31, 2004. The use of cash for the quarter resulted from a net use of cash of approximately $3.4 million associated with the net purchase of marketable investments as well as cash used to purchase property and equipment totaling approximately $0.4 million.

Net cash provided by investing activities totaled approximately $8.9 million for the three months ended December 31, 2003. Cash provided by investing activities for the quarter primarily resulted from a net $9.1 million of investment maturities.

Net cash provided by financing activities totaled approximately $2.5 million and $0.3 million for the three months ended December 31, 2004 and 2003, respectively, and is attributed to the proceeds from exercises of employee stock options during the respective quarters.

Our future capital requirement will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term operating lease payments and other commitments is provided in Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on our Form 10-K for the fiscal year ended September 30, 2004. There have been no material changes in contractual obligations since September 30, 2004.

RISK FACTORS

Risks Related to Our Business

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

From inception to May 2002, primarily all of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development and/or acquisition of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platform include:

•	Difficulty convincing customers of our memory products to purchase other products from us;

•	Competition resulting in minority market share;

•	Inability to migrate technologies to manufacturing processes at new foundries due to less design experience;

•	Limited experience in sales and marketing of the platform strategy and limited knowledge of the market; and

•	Difficulties and delays in expanding our logic and I/O product offerings.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time and timing of our sales cycle;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	fluctuations in the demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	inability to collect trade receivables;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, such as the timing of manufacturing of semiconductors subject to royalty obligations, the number of such semiconductors actually manufactured and the timing and results of audits of royalty reports received from our customers;

•	changes in development schedules, research and development expenditure levels and product support by us and our customers;

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations; and

•	costs associated with merger and acquisition plans that are not pursued.

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

We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential licensee;

•	competition with the customers’ internal design teams and other providers of semiconductor IP, as our customers may evaluate these alternatives for each design; and

•	the need to persuade potential licensees to rely on us for critical technology.

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

We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended December 31, 2004 and 2003, we recorded royalty revenues of approximately $2.8 million and $1.4 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 62%, 52% and 44% of our revenues for fiscal years ended September 30, 2004, 2003, and 2002, respectively. For the three months ended December 31, 2004 and 2003, sales to customers located outside North America accounted for 67% and 62% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. No single customer generated more than 10% of our revenues for the quarters ended December 31, 2004 and 2003. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

Although we recorded net income of $1.7 million for the quarter ended December 31, 2004, and $1.9 million for fiscal year 2004, we suffered five consecutive quarters of net losses in fiscal 2003 and the first quarter of 2004. The losses recorded in these periods were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.

A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, we believe the durations of these delays were sufficiently short in length so as to not materially damage our relationship with our customers. Furthermore, these delays did not result in a material impact on our operations. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

We may be unable to attract and retain key personnel who are critical to the success of our business.

We believe our future success depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to grow our business we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.

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

Risks Related to Our Industry

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not increase, our business may be harmed.

Our business and the adoption and continued use of our IP by semiconductor companies depends on continued demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict, and it depends on factors beyond our control such as the competition faced by each customer, market acceptance of products that incorporate our IP and the financial and other resources of each customer. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or a decline in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business. In addition, with increasing complexity in each successive generation of semiconductors, we face the risk that the rate of adoption of smaller technology processes may slow.

In addition, the semiconductor industry is highly cyclical and has fluctuated between significant economic downturns characterized by diminished demand, erosion of average selling prices and production overcapacity, as well as periods of increased demand and production capacity constraints. Until recently, the semiconductor industry has experienced a downturn during a significant economic slowdown, resulting in lower levels of technology expenditures by the ultimate users of technology products. As a result of such fluctuations in the semiconductor industry and the general economic slowdown, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the recent economic slowdown in the United States and in other parts of the world, many industries are still delaying or reducing technology purchases and investments and similarly, our customers may delay payment for our products causing our accounts receivable to increase. In addition, continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline, causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.

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

Risks Related to Our Stock

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

Compliance with Internal Control Attestation

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the current fiscal year to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005. We have not yet completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

Recording compensation expense in connection with stock option grants may cause our profitability to be reduced significantly.

The Financial Accounting Standards Board (“FASB”) has recently issued an accounting standard, SFAS 123(R), that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense starting in fiscal period that begins after June 15, 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our foreign subsidiaries incur most of their expenses in the local currency. To date the expenses denominated in foreign currencies have not been material, therefore, we do not anticipate our future results to be materially adversely impacted by changes in these factors.

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our investments balance of $27.7 million at December 31, 2004 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold approximately $7.6 million in U.S. government obligations with maturities up to two years.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer along with the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. Except as noted below, there have been no significant changes in the Company’s internal controls during the period covered by this quarterly report or in other factors that have materially affected or could materially affect internal controls. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Effective October 2004, the Company changed the enterprise resource planning (ERP) system that it uses in its daily operations. It converted its database and operational processing systems to the Softrax Operations and Financial Suite. In addition to providing the same information that the previous system provided, the Company believes that the new ERP system will improve its operational efficiency, automate its information process and expand its software revenue recognition, deferred revenue tracking and backlog tracking capabilities. Additionally, the new ERP system should allow the Company to retain control and integrity of its information systems as it grows in the future. Although the transition has proceeded to date without material adverse effects, the possibility exists that the migration to the new ERP information system could adversely affect the Company’s internal controls over financial reporting, the disclosure controls and procedures or the operations in future periods. The process of implementing a new information system could adversely impact the Company’s ability to do the following in a timely manner: accept and process customer orders, ship products, invoice and collect receivables, place purchase orders and pay invoices, and all other business transactions. There were no other significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could materially affect internal controls over financial reporting that occurred during the Company’s first quarter of fiscal 2005.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
10.20	Virage Logic Corporation FY 2005 Bonus Plan

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005	VIRAGE LOGIC CORPORATION

/s/ Adam Kablanian

ADAM A. KABLANIAN
President and Chief Executive Officer

/s/ Michael E. Seifert

MICHAEL E. SEIFERT
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.20	Virage Logic Corporation FY 2005 Bonus Plan

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act f 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002