Form 10-Q
period 2005-03-31
VIRAGE LOGIC CORP
filed 2005-05-06
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 000-31089

VIRAGE LOGIC CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0416232 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

As of April 29, 2005, there were 22,334,403 shares of the Registrant’s ordinary shares outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$31,877	$28,746
Short-term investments	22,454	27,144
Accounts receivable, net of allowance for doubtful accounts of $897 and $738, respectively	15,051	17,756
Costs in excess of related billings on uncompleted contracts	1,069	670
Prepaid expenses and other current assets	4,949	4,079
Taxes receivable	315	1,302

Total current assets	75,715	79,697

Property, equipment and leasehold improvements, net	5,655	4,090
Goodwill	9,782	9,782
Other intangible assets, net	2,568	2,762
Deferred tax assets	5,225	5,225
Long-term investments	13,367	7,222
Other long-term assets	1,240	410

Total assets	$113,552	$109,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,176	$506
Accrued expenses	4,575	5,019
Deferred revenue	6,547	7,548
Income taxes payable	2,350	3,569

Total current liabilities	14,648	16,642

Deferred tax liabilities	1,035	1,035

Total liabilities	15,683	17,677

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $.001 par value; Authorized shares - 150,000,000; issued and outstanding shares - 22,325,865 and 21,580,437 at March 31, 2005 and September 30, 2004, respectively	22	22
Additional paid-in capital	117,613	112,457
Accumulated other comprehensive income (loss)	423	(28)
Accumulated deficit	(20,189)	(20,940)

Total stockholders’ equity	97,869	91,511

Total liabilities and stockholders’ equity	$113,552	$109,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue:
License	$10,109	$11,212	$23,171	20,686
Royalties	2,675	1,765	5,472	3,151

Total revenues	12,784	12,977	28,643	23,837

Cost and expenses:
Cost of revenue, excluding amortization of deferred stock compensation of $0, $11, $0 and $22 respectively	3,102	2,867	6,139	5,303
Research and development, excluding amortization of deferred stock compensation of $0, $18, $0 and $37, respectively	5,089	4,639	9,862	9,052
Sales and marketing, excluding amortization of deferred stock compensation of $339, $14, $339 and $28, respectively	4,170	3,714	7,983	6,962
General and administrative, excluding amortization of deferred stock compensation of $0, $6, $0 and $12, respectively	2,109	1,636	4,043	3,081
Stock-based compensation	339	49	339	99

Total cost and expenses	14,809	12,905	28,366	24,497

Operating income (loss)	(2,025)	72	277	(660)

Interest income and other expenses, net	444	136	738	304

Income (loss) before income taxes	(1,581)	208	1,015	(356)

Income tax provision (benefit)	(593)	19	264	(186)

Net income (loss)	$(988)	$189	$751	$(170)

Net income (loss) per share:
Basic	$(0.04)	$0.01	$0.03	$(0.01)

Diluted	$(0.04)	$0.01	$0.03	$(0.01)

Weighted average shares used in computing per share amounts:
Basic	22,140	21,373	21,959	21,277

Diluted	22,140	22,168	23,252	21,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$751	$(170)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	159	(133)
Depreciation and amortization	1,178	1,705
Amortization of intangible assets	194	193
Stock-based compensation	339	99
Changes in operating assets and liabilities:
Accounts receivable	2,546	(3,502)
Costs in excess of related billings on uncompleted contracts	(399)	34
Prepaid expenses and other assets	(1,700)	257
Taxes receivable	987	(379)
Accounts payable and accrued liabilities	726	(140)
Deferred revenue	(1,001)	2,279
Income tax payable	(1,219)	(309)

Net cash provided by (used in) operating activities	2,561	(66)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,207)	(472)
Purchase of investments	(21,965)	(1,069)
Proceeds from maturities of investments	20,334	17,177
Payment of merger-related liabilities	(500)	(500)

Net cash provided by (used in) investing activities	(4,338)	15,136

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,817	1,346

Net cash provided by financing activities	4,817	1,346

Effect of exchange rates on cash	91	—

Net increase in cash and cash equivalents	3,131	16,416

Cash and cash equivalents at beginning of period	28,746	38,930

Cash and cash equivalents at end of period	$31,877	$55,346

Supplemental cash flow disclosures:
Income tax refund, net	$31	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The financial position and results of operations of certain Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

time as all criteria are met. Revenues from term-based licenses are recognized ratably over the term of the license, which are generally twelve months in duration, provided the criteria mentioned above are met.

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

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock options and stock purchase plans under the fair value method of accounting under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(988)	$189	$751	$(170)
Add: Stock-based compensation expense included in reported net income (loss) above, net of taxes	207	32	207	65
Less: Fair value of stock-based compensation expense for all awards, net of taxes	(2,121)	(1,741)	(2,605)	(3,094)

Proforma net loss	(2,902)	(1,520)	(1,647)	(3,199)

Basic net income (loss) per share:
As reported	$(0.04)	$0.01	$0.03	$(0.01)

Proforma	$(0.13)	$(0.07)	$(0.08)	$(0.15)

Diluted net income (loss) per share:
As reported	$(0.04)	$0.01	$0.03	$(0.01)

Proforma	$(0.13)	$(0.07)	$(0.08)	$(0.15)

Weighted average shares used in computing per share amounts:
Basic	22,140	21,373	21,959	21,277

Diluted	22,140	22,168	23,252	21,277

The table below illustrates the underlying weighted-average assumptions in determining the fair value of the options granted during the periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Volatility	79%	100.0%	79%	100.0%
Risk-free interest rate	3.3%	2.4%	3.3%	2.4%
Dividend yield	0%	0%	0%	0%
Expected option lives	3 - 4 years	4 - 5 years	4 - 5 years	4 - 5 years

The SFAS No. 123 adjusted impact of options on the net income (loss) for the three and six months ended March 31, 2005 and 2004 are not representative of the effects on net income (loss) for future periods.

NOTE 2 — NET INCOME (LOSS) PER SHARE

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

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the shares used in computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Weighted average common shares outstanding	22,140	21,398	21,959	21,328
Less: Weighted average common shares subject to repurchase	—	(25)	—	(51)

Shares used in computing basic net income (loss) per share	22,140	21,373	21,959	21,277

Add: Weighted average common share equivalents from stock options	—	795	1,293	—

Shares used in computing diluted net income (loss) per share	22,140	22,168	23,252	21,277

For the computation of net loss per share for the three months ended March 31, 2005, the Company excluded approximately 777,000 shares of common stock equivalents from outstanding stock options as the inclusion of these securities would have been anti-dilutive.

Additionally, for the three- and six-month periods ended March 31, 2005, the Company also excluded approximately 1.3 million and 1.0 million shares, respectively, of outstanding and exercisable stock options from the computation as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the respective periods.

For the three- and six-month periods ended March 31, 2004, the Company excluded approximately 2.8 million and 3.6 million shares, respectively, of outstanding stock options as the inclusion of these securities would have been anti-dilutive. Shares subject to repurchase totaled approximately 6,000 as of March 31, 2004.

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.

Total comprehensive income for the three- and six-month periods ended March 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$(988)	$189	$751	$(170)
Foreign currency translation adjustments	526	—	627	—
Changes in unrealized gain (loss) on investments, net	(136)	17	(176)	14

Comprehensive income (loss)	$(598)	$206	$1,202	$(156)

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — SEGMENT INFORMATION

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

| | | |

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Total Revenue by Geography
United States	$4,287	$3,537	$9,015	$7,030
Canada	592	473	1,058	1,101
Japan	1,058	1,437	2,796	2,706
Taiwan	2,592	1,817	5,595	3,289
Europe, Middle East and Africa (EMEA)	2,081	3,960	5,138	5,886
Other Asia (China, Malaysia, Korea and Singapore)	2,174	1,753	5,041	3,825

Total	$12,784	$12,977	$28,643	$23,837

Total license revenues by geometry are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Total License Revenue by Geometry
0.18 micron technology	12%	12%	12%	11%
0.13 micron technology	44	44	48	50
90-nanometer technology	32	39	28	31
65-nanometer technology	7	—	5	—
Other	5	5	7	8

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and related improvements are valued at cost less accumulated depreciation and amortization, and amounted to approximately $1.8 million as of March 31, 2005.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. The revision supersedes APB 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. SFAS No. 123R also provides that the costs should be recognized over the period during which the employees’ services are rendered (generally the

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite services. SFAS No. 123R is effective for the Company’s fiscal year beginning October 1, 2005. The Company is currently evaluating the extent of the impact of adopting SFAS No. 123R.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2005.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Overview

Business Environment

We provide semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/Os (input/output interface components) that are generally silicon proven and production ready. These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that are primarily used to power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Our customers include fabless semiconductor companies, integrated device manufacturers (IDMs) and semiconductor foundries. Semiconductor companies today face increasing pressures to bring products to market faster, even as these products themselves have shortened product life cycles. To help these customers in their need for rapid and cost effective design and development cycle time, we focus on providing a broad product offering that will satisfy a larger portion of our customers’ semiconductor IP needs, while simultaneously positioning ourselves to offer advanced products as the semiconductor industry migrates to lower geometries.

The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by IDMs and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decisions regarding these matters are heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenue, is more likely to grow at times of positive outlook for the semiconductor industry. While we saw signs of moderate recovery in the semiconductor industry during fiscal 2004, we believe that our customers remain cautious in their long-term business outlook.

We saw an increase in design starts in 0.13 micron and 90 nanometer process nodes during fiscal 2004, and this continued in the first half of fiscal 2005. Furthermore, the capabilities offered by our STAR Memory™ System to improve yield and time-to-market and help reduce our customers’ overall costs has became more important in these lower geometries, and our STAR Memory™ System continues to contribute to increasing license revenues.

In the second quarter of fiscal 2005, we derived approximately 76% of license revenue from the more advanced processes, 0.13 micron and 90nm technologies, and approximately 17% from the older process nodes, predominantly 0.18 micron technologies. We also derived approximately 7% of license revenue from the new 65-nanometer process during the quarter. We expect the 0.13 micron and 90nm technologies to continue driving revenue growth in the foreseeable future along with select early adopters of the 65-nm technology, while license revenues from the older process nodes decline. The Company’s royalty revenue for the first six months of fiscal 2005 has been largely from production on the 0.18 and 0.13 micron process nodes. We expect these technologies to continue to drive current growth in royalty revenue, while continued future growth will be achieved from an eventual shift to the advanced processes of these 0.13 micron and 90-nm technologies

We sell our product early in the design process, and there are generally delays of 18 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These delays are due to the length of time required for our customers to implement our semiconductor IP into their design, and then subsequently to manufacture, market and sell a product incorporating our products. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

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

We derive our royalty revenues from third-party foundries that manufacture chips incorporating our platform products for our fabless customers and from integrated device manufacturers and fabless customers that utilize our STAR Memory System™, NetCAM™ and NOVeA® products. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Currently, license fees represent the majority of our revenues. Royalty revenues for the three and six months ended March 31, 2005 were $2.7 million and $5.5 million, respectively. Royalty revenues for the three and six months ended March 31, 2004 were $1.8 million and $3.2 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group change from time to time. For the three months ended March 31, 2005, Taiwan Semiconductor Manufacturing Company (TSMC) accounted for 13% of our total revenue. For the three months ended March 31, 2004, Phillips accounted for 15% of our total revenue. For the six months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

Sales to customers located outside of North America accounted for approximately 62% and 69% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, sales to customers located outside North America accounted for approximately 65% and 66% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Taiwan, Japan and the rest of Asia, we sell both directly through our sales representatives and indirectly through distributors located within the region. All revenues to date have been denominated in U.S. dollars.

Significant Events

During the six months ended March 31, 2005, we recorded the following significant events.

•	We achieved total revenue of $28.6 million, up 20% from $23.8 million for the same period in fiscal 2004. GAAP net income for the first six months of fiscal 2005 amounted to $751,000, or $0.03 per share, compared with a GAAP net loss of $170,000, or $0.01 per share, for the same period in fiscal 2004.

•	Our royalty revenue continues to improve, totaling $5.5 million for the first six months of fiscal 2005, compared with $3.2 million for the same period in fiscal 2004.

•	We introduced the third-generation STAR Memory ™ System.

•	We qualified our Non-Volatile Electrically Alterable (NOVeA®) embedded memories for production on UMC’s 0.18-micron CMOS logic process, enabling users to source cost-effective non-volatile memories for applications requiring security, encryption, unit device identification, analog trimming and silicon repair without additional process required.

•	We continue to penetrate the market by signing a total of 13 agreements of our 90-nm product offerings, 13 direct-royalty bearing agreements for the STAR Memory™ System, and 22 ASAP Logic ™ and IPrima™ Foundation semiconductor IP platform agreements. We also received orders from 16 new customers.

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

Revenue Recognition

Our revenue recognition policy is based on the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of March 31, 2005, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is approximately $12.4 million at March 31, 2005. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Accounting for Stock-Based Compensation

We account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Certain Transactions Involving Stock Compensation” (FIN 44), and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation Transition and Disclosure, an Amendment of FASB 123” (SFAS No. 148). In accordance with APB 25, we do not recognize compensation expense for options granted to employees as all employee options are granted with an exercise price equal to the fair market value of the underlying stock at the grant date.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. SFAS No. 123R supersedes APB 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. SFAS No. 123R also provides that the costs should be recognized over the period during which the employees’ services are rendered (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite services. SFAS 123R is effective for our fiscal year beginning October 1, 2005. The adoption of SFAS No. 123R will reduce our profitability. We are currently evaluating the extent of the impact on our financial position, results of operations and cash flows, of adapting of SFAS No 123R.

We account for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. We did not grant stock options to any non-employees during the three and six months ended March 31, 2005 and 2004.

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

Income taxes

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $5.2 million and deferred tax liabilities of $1.0 million at September 30, 2004. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance may be required. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In the event that actual results differ from the estimates or adjustments are made to the estimates, a valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue:
License	79.1%	86.4%	80.9%	86.8%
Royalties	20.9	13.6	19.1	13.2

Total revenues	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of revenues	24.3	22.1	21.4	22.2
Research and development	39.8	35.7	34.4	38.0
Sales and marketing	32.6	28.6	27.9	29.3
General and administrative	16.5	12.6	14.1	12.9
Stock-based compensation	2.6	0.4	1.2	0.4

Total cost and expenses	115.8	99.4	99.0	102.8

Operating income (loss)	(15.8)	0.6	1.0	(2.8)

Interest income and other expenses, net	3.5	1.0	2.5	1.3

Income tax provision (benefit)	(4.6)	0.1	0.9	(0.8)

Net income (loss)	(7.7)%	1.5%	2.6%	(0.7)%

Revenues

Revenues for the three-month period ended March 31, 2005 totaled $12.8 million, decreasing slightly from $13.0 million for the three months ended March 31, 2004. The decrease resulted from the decrease of $1.1 million in license revenue, partially offset by an increase of approximately $910,000 royalty revenue.

For the three and six months ended March 31, 2005 and 2004, total license revenues by geometry are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Total License Revenue by Geometry
0.18 micron technology	12%	12%	12%	11%
0.13 micron technology	44	44	48	50
90-nanometer technology	32	39	28	31
65-nanometer technology	7	—	5	—
Other	5	5	7	8

Total	100%	100%	100%	100%

License revenue for the three-month period ended March 31, 2005 was $10.1 million, representing a decrease of $1.1 million or 9.8% as compared to $11.2 million for the three-month period ended March 31, 2004. We experienced license revenue decline during this quarter totaling approximately $1.7 million on the 0.18 micron, 0.13 micron and 90-nanometer technologies, offset in part by an increase of approximately $600,000 on the new 65-nanometer technology node. We believe the decrease in license revenue is primarily attributed to the delay in customer purchase decisions.

License revenue for the six-month period ended March 31, 2005 was $23.2 million, representing an increase of $2.5 million or 12.0% as compared to $20.7 million for the six-month period ended March 31, 2004. The year-over-year increase in absolute dollars is mainly attributed to the significant growth we experienced in the first quarter of fiscal 2005 across all product offerings, especially in the 0.18 micron, 0.13 micron and 65-nanometer technology nodes.
While we experienced some fluctuation in our revenue base in absolute dollars, we also noted changes in our product mix as we continue to invest and introduce more advanced technology. Revenue associated with the 90-nanometer technology as a percentage of total license revenue decreased to approximately 32% during the quarter ended March 31, 2005, from approximately 39% in the same period in fiscal 2004. For the six months ended March 31, 2005, revenue associated with the 90-nanometer technology decreased to 28% of total revenue, compared to 31% in the same period in fiscal 2004. The decrease in the 90-nanometer technology as a percentage of total license revenue was offset in part by new business for the 65-nanometer technology.

Royalties increased significantly by approximately $910,000, or 51.6% from $1.8 million in the three months ended March 31, 2004 to $2.7 million for the three months ended March 31, 2005. For the six months ended March 31, 2005 and 2004, royalty revenue was $5.5 million and $3.2 million, respectively. The increase was primarily attributed to the growth in royalties associated with the 0.18 micron and 0.13 micron technology processes.

For the three and six months ended March 31, 2005 and 2004, total revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Total Revenue by Geography
United States	$4,287	$3,537	$9,015	$7,030
Canada	592	473	1,058	1,101
Japan	1,058	1,437	2,796	2,706
Taiwan	2,592	1,817	5,595	3,289
Europe, Middle East and Africa (EMEA)	2,081	3,960	5,138	5,886
Other Asia (China, Malaysia, Korea and Singapore)	2,174	1,753	5,041	3,825

Total	$12,784	$12,977	$28,643	$23,837

Our revenue growth in most regions during the quarter was more than offset by the decline we experienced mainly in Europe, and to a lesser degree, in Japan. The increase in sales in the United States is primarily due to new license agreements with certain existing customers using our STAR Memory System and SRAM product family. The increase in revenues in Taiwan and Other Asia regions is primarily a result of an increased level of royalties from our foundry customers stemming from higher manufacturing volumes, combined with new license agreements we negotiated during the quarter. The revenue decrease in Europe is mainly attributed to a significant contract we secured during the second quarter of fiscal 2004 which did not re-occur in the current quarter.

Cost of Revenues

Cost of revenues is determined principally based on allocation of certain research and development expenses, which consist primarily of personnel expenses and the allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended March 31, 2005 totaled $3.1 million, representing an increase of approximately $235,000 or 8.2% over $2.9 million for the three months ended March 31, 2004. For the six months ended March 31, 2005, cost of revenues totaled $6.1 million, representing an increase of approximately $836,000 or 15.8% over $5.3 million for the six months ended March 31, 2004.

The increase is mainly attributed to additional employees in the operations team to support the anticipated growth in our business. The average number of employees in the operations team for the three- and six-month periods ended March 31, 2005 increased by approximately 20 compared to the same period in fiscal 2004. The increase is also partially attributed to the increased number of design and engineering employees as discussed below in Research and Development Expenses. Furthermore, higher expenses associated with additional purchased software maintenance and support contracts also contributed to the higher cost of revenues.

We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, and the level of license revenues. Cost of revenues for the three- and six-month periods ended March 31, 2004 excluded $11,000 and $22,000, respectively, of amortization of deferred stock-based compensation.

Research and Development Expenses

Research and development expenses (R&D expenses) primarily include personnel expense, software license and maintenance fees, as well as depreciation and amortization expenses associated with capital equipment and acquired software. R&D expenses for the three months ended March 31, 2005 were $5.1 million, an increase of approximately $450,000, or 9.7%, from $4.6 million for the three months ended March 31, 2004. On a year-to-date basis, R&D expenses for the six months ended March 31, 2005 totaled $9.9 million, representing an increase of approximately $810,000 or 8.9% compared to $9.1 million for the same period in fiscal 2004. The increase is primarily due to additional employees in the design and engineering teams. The average number of employees in the design and engineering teams for the quarter ended March 31, 2005 increased by approximately 38 compared to the same period in fiscal 2004. The average number of employees for the design and engineering teams for the six months ended March 31, 2005 increased by approximately 30 compared to the same period in fiscal 2004. Additionally, higher amortization expenses associated with purchased software maintenance and support contracts to support our design and engineering teams also contributed to the increase in R&D expenses.

R&D expense as a percentage of total revenue for the three months ended March 31, 2005 increased to 39.8% from 35.7% for the same period in fiscal 2004. The increase is mainly attributed to the revenue decline we experienced during the quarter as well as increased spending. R&D expense as a percentage of total revenue for the six months ended March 31, 2005 was 34.4%, as compared to 38.0% for the six months ended March 31, 2004. The year-over-year decrease is mainly due to the higher revenue we generated on the year-to-date basis.

Regardless of the recent fluctuation, we anticipate that R&D expense will increase in absolute dollars and may fluctuate as a percentage of total revenues, as we continue to expand our product offerings and to invest in technologies for future delivery. Research and development expense for the three and six months ended March 31, 2004 excludes $18,000 and $37,000, respectively, of amortization of deferred stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended March 31, 2005 totaled $4.2 million, representing an increase of approximately $456,000 or 12.3% over the same period in fiscal 2004. The increase in sales and marketing expense is mainly attributed to an increase of approximately $265,000 in advertising expense and $163,000 travel-related expenses associated with increased marketing and public relations initiatives and advertising campaign during the quarter. The average number of employees in sales and marketing for the quarter ended March 31, 2005 increased by 7 compared to the same period in fiscal 2004. However the costs associated with the additional employees were mostly offset by the lower third-party commission expense resulted from fewer commission-eligible agreements signed during the second quarter.

Sales and marketing expense for the six months ended March 31, 2005 totaled $8.0 million, representing an increase of approximately $1.0 million or 14.7% over the same period in fiscal 2004. The increase in sales and marketing expense is mainly attributed to the increased level of expenses associated with advertising and marketing initiatives during the first half of the fiscal year, combined with a $250,000 increase in inside sales commission related to the higher revenue for the first quarter of the year.

Sales and marketing expense as a percentage of revenue was approximately 32.6% for the three months ended March 31, 2005, compared to 28.6% for the three months ended March 31, 2004. The increase in sales and marketing expense as a percentage of revenue is mainly attributed to a decline in revenue base during the quarter as well as increased spending. For the first six months of fiscal 2005, sales and marketing expense as a percentage of revenue was approximately 27.9%, compared to 29.2% for the first six months of fiscal 2004.

While we expect that sales and marketing expenses as a percentage of total revenue may fluctuate from time to time, we anticipate the expenses will continue to increase in absolute dollars as we expand our business. Sales and marketing expense for the three and six months ended March 31, 2005 excluded $339,000 of stock-based compensation expenses associated with the acceleration of outstanding stock options for our departing Vice

President of Sales. Sales and marketing expense for the three and six months ended March 31, 2004 excluded $14,000 and $28,000, respectively, of amortization of deferred stock-based compensation.

General and Administrative Expenses

General and administrative expense (G&A expense) consists primarily of personnel, corporate governance and other costs associated with the management of our business. G&A expense for the three months ended March 31, 2005 totaled approximately $2.1 million, representing an increase of approximately $473,000 or 28.9% over the three months ended March 31, 2004. G&A expense as a percentage of total revenue was 16.5% for the three months ended March 31, 2005, compared to 12.6% for the same period in fiscal 2004. The absolute dollar increase in G&A expense during the quarter is mainly attributed to the following: 1) approximately $362,000 higher personnel and related costs associated with additional employees; 2) approximately $321,000 higher third-party professional fees incurred to support compliance with regulations under the Sarbanes-Oxley Act, offset by 1) a $108,000 decrease in insurance premiums resulted from lower premium renewal and 2) a $51,000 decrease in the provision for doubtful accounts due to decreased billings during the quarter.

G&A expense for the six months ended March 31, 2005 totaled $4.0 million, representing an increase of approximately $962,000 or 31.2% over the six months ended March 31, 2004. G&A expense as a percentage of total revenue was 14.1% for the six months ended March 31, 2005, compared to 12.9% for the same period in fiscal 2004. The absolute dollar increase in G&A expense during the first half of the fiscal year is mainly attributed to the following: 1) approximately $537,000 higher personnel and related costs associated with additional employees; 2) approximately $621,000 higher professional fees incurred to support compliance with regulations under the Sarbanes-Oxley Act; and 3) a $149,000 increase in provision for doubtful accounts, offset by 1) a $193,000 decrease in insurance premiums resulted from lower premium renewal and 2) a $165,000 decrease in depreciation expense.

We anticipate that our G&A expense in absolute dollars will fluctuate as we broaden our internal infrastructure with additional personnel in key positions and incremental professional services to support the expansion of our business and the compliance with regulations under the Sarbanes-Oxley Act, while controlling costs in other areas. G&A expense for the three and six months ended March 31, 2004 excludes $6,000 and $12,000, respectively, of amortization of deferred stock-based compensation.

Stock-Based Compensation Expenses

We recorded approximately $339,000 of stock-based compensation expense during the quarter ended March 31, 2005, relating to the accelerated vesting of certain stock options previously granted to the departing Vice President of Sales.

We recorded $49,000 and $99,000, respectively, of amortization of deferred stock-based compensation for the three and six months ended March 31, 2004. The deferred stock-based compensation costs associated with the granting of employee stock options and restricted stock was fully amortized in the third quarter of fiscal year 2004.

Interest Income and Other Expenses, net

Interest income and other expenses, net, for the three months ended March 31, 2005 totaled $444,000 compared to $136,000 for the same period in fiscal 2004. Interest income and other expenses, net, for the six month ended March 31, 2005 totaled $738,000, compared to $304,000 for the same period in fiscal 2004. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.

Income Tax Provision

For the three months ended March 31, 2005, we recorded an income tax benefit of $593,000, representing an effective tax rate of 37.5% on the pre-tax loss of $1.6 million. For the same quarter in fiscal 2004, we recorded a tax provision of $19,000, yielding an effective tax rate of approximately 9.1% on a pre-tax income of $208,000. For the six months ended March 31, 2005, we recorded an income tax provision of $264,000, representing an effective tax rate of 26% on the pre-tax income of $1.0 million. For the same period in fiscal 2004, we recorded a tax benefit of $186,000, yielding an effective tax rate of 52.2% on the pre-tax loss of $356,000.

The rates differ from the U.S. statutory corporate tax rates primarily due to the impact of stock-based compensation charges that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our cash and cash equivalents totaled approximately $31.9 million, as compared to $28.7 million at September 30, 2004. At March 31, 2005 our short-term and long-term treasury investments totaled approximately $35.8 million as compared to $34.4 million at September 30, 2004. In aggregate, cash, cash equivalents and investments in marketable securities as of March 31, 2005 totaled approximately $67.7 million, compared to $63.1 million at September 30, 2004.

Net cash provided by operating activities was approximately $2.6 million for the six months ended March 31, 2005. Net cash provided by operating activities during the first six months of the fiscal year primarily resulted from net income of $751,000 for the period, adjusted for non-cash charges totaling approximately $1.9 million associated with provision for doubtful accounts, depreciation and amortization, combined with a decrease of $2.5 million in net accounts receivable attributed to our continued efforts in collections, an increase of $726,000 in accounts payable and accrued expenses resulting from timing and a higher volume of invoices, offset by an increase of $1.7 million in prepaid expenses and other assets resulting from additional software maintenance contracts acquired to support the need of our growing engineering team, and a decrease of $1.0 million in deferred revenue, which represented billings in the quarter preceding the performance of services, which were subsequently performed in the first and second quarter of fiscal 2005, and which has been recognized as revenue during the period.

Net cash used in operating activities totaled $66,000 for the first six months of fiscal 2004. Net cash used in operating activities during the period primarily resulted from a net loss of $170,000, adjusted for non-cash charges associated with depreciation and amortization totaling $1.7 million, increase in net accounts receivable of $3.5 million due to increased revenue and billing at end of the quarter, offset by an increase in deferred revenue of $2.3 million stemming from additional renewals of maintenance contracts.

Net cash used in investing activities totaled approximately $4.3 million for the first six months of fiscal 2005. The use of cash during the period resulted from purchase of marketable investments totaling approximately $22.0 million, offset by proceeds from maturities of investments totaling approximately $20.3 million, as well as cash used to purchase property and equipment totaling approximately $2.2 million and payments of merger-related liabilities amounting to $500,000.

Net cash provided by investing activities amounted to $15.1 million for the first six months of fiscal 2004. Net cash provided by investing activities resulted from the maturities of $17.2 million in government security investments, offset by a $1.1 million purchase of investments, payments of $500,000 of merger-related obligations, and acquisition of property and equipment totaling $472,000.

Net cash provided by financing activities totaled approximately $4.8 million and $1.3 million for the six months ended March 31, 2005 and 2004, respectively, and is attributed to the proceeds from exercises of employee stock options and employee stock purchase plans during the respective periods.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time and timing of our sales cycle;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	fluctuations in the demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	inability to collect trade receivables;

•	the timing and completion of milestones under customer agreements;

•	operational issues in fulfilling existing orders;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, such as the timing of

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

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the first and second quarters of fiscal 2003, as well as the second quarter of fiscal 2005.

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

We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first six months of fiscal 2005 and 2004, we recorded royalty revenues of approximately $5.5 million and $3.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 62%, 52% and 44% of our revenues for fiscal years ended September 30, 2004, 2003, and 2002, respectively. For the six months ended March 31, 2005 and 2004, sales to customers located outside North America accounted for approximately 65% and 66% of our total revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	international conflicts or other crises;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	obtaining governmental approvals for certain technologies.

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the quarters ended March 31, 2005 and 2004, Taiwan Semiconductor Manufacturing Company (TSMC) and Phillips accounted for 13% and 15%, respectively, of our total revenue. For the six months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of our revenue. Since fiscal year 2001, our five largest customers have represented between 25-45% of our total revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

Although we recorded net income of $751,000 for the first six months ended March 31, 2005, and $1.9 million for fiscal year 2004, we recorded a net loss of $988,000 for the quarter ended March 31, 2005 and suffered five consecutive quarters of net losses in fiscal 2003 and the first quarter of 2004. The losses recorded in these periods were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. In addition, during the quarter ended March 31, 2005, we also experienced certain operational inefficiencies which negatively impacted our operating results. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.

A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, we believe the durations of these delays were sufficiently short in length so as to not materially damage our ongoing relationship with our customers. Furthermore, these delays did not result in a material impact on our operations. However, any failure to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

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

The Financial Accounting Standards Board (“FASB”) has issued an accounting standard, SFAS 123®, that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense starting in our fiscal year that begins October 1, 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options and employee stock purchase plans as incentives and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Our foreign entities incur most of their expenses in the local currencies. To date the expenses denominated in foreign currencies have not been material, therefore we do not anticipate our future results of operations to be materially impacted by changes in these factors. However, since the functional currencies of our foreign entities are the respective local currencies, the fluctuation in the foreign exchange rates could have material impacts on the cumulative translation adjustment, which is included as a separate component of stockholders’ equity on our consolidated balance sheets.

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our short-term investments balance of $22.5 million at March 31, 2005 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold approximately $29.4 million in U.S. government obligations with maturities up to two years. We intend to hold the available-for-sale securities to their maturities, therefore mitigating our exposure to risks associated with the fluctuation in interest rates.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on March 1, 2005. The stockholders approved the following proposals:

1.	Election of Directors:

Nominee	In Favor	Withheld
Alexander Shubat	19,973,063	630,144
Michael Stark	19,970,613	632,594

2.	To approve the amendment of the Virage Logic Corporation 2002 Equity Incentive Plan to increase the number of shares of common stock issuable under the plan by an additional 1,000,000 shares. There were 11,338,867 votes in favor, 5,890,392 votes against, 106,339 abstentions and 3,237,609 broker non-votes.

3.	To approve the amendment of the Virage Logic Corporation 2000 Employee Stock Purchase Plan to increase the number of shares of common stock issuable under the plan by an additional 200,000 shares. There were 11,969,677 votes in favor, 5,291,091 votes against, 74,830 abstentions and 3,267,609 broker non-votes.

4.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005. There were 20,482,007 votes in favor, 46,905 votes against, and 74,235 abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	VIRAGE LOGIC CORPORATION

/s/ Adam Kablanian ADAM A. KABLANIAN President and Chief Executive Officer

/s/ Michael E. Seifert MICHAEL E. SEIFERT Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002