Form 10-Q
period 2005-06-30
VIRAGE LOGIC CORP
filed 2005-08-05
CIK 1050776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, there were 22,374,309 shares of the Registrant’s ordinary shares outstanding.

VIRAGE LOGIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$26,990	$28,746
Short-term investments	24,848	27,144
Accounts receivable, net of allowance for doubtful accounts of $1,195 and $738, respectively	17,389	17,756
Costs in excess of related billings on uncompleted contracts	1,208	670
Prepaid expenses and other current assets	4,882	4,079
Taxes receivable	317	1,302

Total current assets	75,634	79,697

Property and equipment, net	5,516	4,090
Goodwill	9,782	9,782
Other intangible assets, net	2,472	2,762
Deferred tax assets	5,225	5,225
Long-term investments	12,376	7,222
Other long-term assets	986	410

Total assets	$111,991	$109,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,312	$506
Accrued expenses	4,830	5,019
Deferred revenue	6,707	7,548
Income taxes payable	1,129	3,569

Total current liabilities	13,978	16,642

Deferred tax liabilities	1,035	1,035

Total liabilities	15,013	17,677

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $.001 par value; Authorized — 150,000,000 shares; issued and outstanding — 22,370,113 and 21,580,437 shares at June 30, 2005 and September 30, 2004, respectively	22	22
Additional paid-in capital	117,854	112,457
Accumulated other comprehensive income (loss)	589	(28)
Accumulated deficit	(21,487)	(20,940)

Total stockholders’ equity	96,978	91,511

Total liabilities and stockholders’ equity	$111,991	$109,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
License	$9,253	$11,933	$32,424	32,619
Royalties	2,701	1,919	8,173	5,070

Total revenues	11,954	13,852	40,597	37,689

Cost and expenses:
Cost of revenue, excluding amortization of deferred stock compensation of $0, $7, $0 and $29 respectively	3,373	2,872	9,512	8,175
Research and development, excluding amortization of deferred stock compensation of $0, $12, $0 and $49, respectively	5,366	4,645	15,228	13,697
Sales and marketing, excluding amortization of deferred stock compensation of $0, $9, $339 and $37, respectively	3,794	3,869	11,777	10,831
General and administrative, excluding amortization of deferred stock compensation of $0, $4, $0 and $16, respectively	2,235	1,759	6,278	4,840
Stock-based compensation	—	32	339	131

Total cost and expenses	14,768	13,177	43,134	37,674

Operating income (loss)	(2,814)	675	(2,537)	15

Interest income and other expenses, net	433	164	1,171	468

Income (loss) before income taxes	(2,381)	839	(1,366)	483

Income tax provision (benefit)	(1,083)	268	(819)	82

Net income (loss)	$(1,298)	$571	$(547)	$401

Net income (loss) per share:
Basic	$(0.06)	$0.03	$(0.02)	$0.02

Diluted	$(0.06)	$0.03	$(0.02)	$0.02

Weighted average shares used in computing per share amounts:
Basic	22,359	21,479	22,097	21,346

Diluted	22,359	21,874	22,097	21,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(547)	$401
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	457	30
Depreciation and amortization	1,879	2,457
Amortization of intangible assets	290	290
Stock-based compensation	339	131
Changes in operating assets and liabilities:
Accounts receivable	(90)	(3,249)
Costs in excess of related billings on uncompleted contracts	(538)	(124)
Prepaid expenses and other assets	(1,464)	(16)
Taxes receivable	985	(1,911)
Accounts payable and accrued liabilities	1,117	1,567
Deferred revenue	(841)	3,291
Income tax payable	(2,440)	1,081

Net cash (used in) provided by operating activities	(853)	3,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,575)	(742)
Purchase of investments	(63,128)	(17,267)
Proceeds from maturities of investments	60,160	17,177
Payment of merger-related liabilities	(500)	(500)

Net cash used in investing activities	(6,043)	(1,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,058	1,415

Net cash provided by financing activities	5,058	1,415

Effect of exchange rates on cash	82	—

Net (decrease) increase in cash and cash equivalents	(1,756)	4,031

Cash and cash equivalents at beginning of period	28,746	38,930

Cash and cash equivalents at end of period	$26,990	$42,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) platforms based on memory, logic, and I/Os (input/output interface components) that are generally silicon-proven and production ready. These various forms of IP are utilized by the Company’s customers to design and manufacture System-on-Chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2004 contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2005.
The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity.
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
License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on any projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met.
For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.
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

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock options and stock purchase plans under the fair value method of accounting under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,298)	$571	$(547)	$401
Add: Stock-based compensation expense included in reported net income (loss) above, net of taxes	—	21	207	86
Less: Fair value of stock-based compensation expense for all awards, net of taxes	(775)	(1,472)	(3,380)	(4,254)

Proforma net income (loss)	(2,073)	(880)	(3,720)	(3,767)

Basic and diluted net income (loss) per share:
As reported	$(0.06)	$0.03	$(0.02)	$0.02

Proforma	$(0.09)	$(0.04)	$(0.17)	(0.18)

Weighted average shares used in computing per share amounts:
Basic & Diluted	22,359	21,479	22,097	21,346

The table below illustrates the underlying weighted-average assumptions in determining the fair value of the options granted during the periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Volatility	75%	100%	74% - 79%	100%
Risk-free interest rate	4.0%	2.4%	3% - 4%	2.4%
Dividend yield	0%	0%	0%	0%
Expected option lives	3 – 4 years	4 – 5 years	3 – 5 years	4 – 5 years
The net income or loss for the three and nine months ended June 30, 2005 adjusted for SFAS No. 123 impact of options are not representative of the effects on net income or loss for future periods.
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

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the shares used in computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	22,359	21,482	22,097	21,381
Less: Weighted average common shares subject to repurchase	—	(3)	—	(35)

Shares used in computing basic net income (loss) per share	22,359	21,479	22,097	21,346
Add: Weighted average common share equivalents from stock options	—	395	—	650

Shares used in computing diluted net income (loss) per share	22,359	21,874	22,097	21,996

For the computation of net loss per share for the three and nine months ended June 30, 2005, the Company excluded approximately 379,000 and 796,000 shares, respectively, of common stock equivalents from outstanding stock options as the inclusion of these securities would have been anti-dilutive.
For the three- and nine-month periods ended June 30, 2004, the Company excluded approximately 3.7 million and 5.6 million shares, respectively, of outstanding stock options as the inclusion of these securities would have been anti-dilutive.
NOTE 3 – COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and accumulated other comprehensive income is included as a component of stockholders’ equity.
Total comprehensive income for the three- and nine-month periods ended June 30, 2005 and 2004, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(1,298)	$571	$(547)	$401
Foreign currency translation adjustments, net of taxes	61	—	443	—
Changes in unrealized gain (loss) on investments, net of taxes	40	(50)	(67)	(51)

Comprehensive income (loss)	$(1,197)	$521	$(171)	$350

NOTE 4 – SEGMENT INFORMATION
The Company operates only in one segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os and the sale of the individual platform components.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has the final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.
Revenues by geographic region are based on the region in which the customers are located.
Total revenues by geography are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Total Revenue by Geography	2005	2004	2005	2004
United States	$4,432	$6,019	$13,229	$13,049
Canada	225	711	1,502	1,812
Japan	820	892	3,616	3,597
Taiwan	3,457	1,392	9,052	4,681
Europe, Middle East and Africa (EMEA)	2,116	2,916	7,253	8,803
Other Asia (China, Malaysia, Korea and Singapore)	904	1,922	5,945	5,747

Total	$11,954	$13,852	$40,597	$37,689

Total license revenues by geometry are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Total License Revenue by Geometry	2005	2004	2005	2004
0.18 micron technology	12%	17%	12%	13%
0.13 micron technology	28	45	42	48
90-nanometer technology	44	31	33	31
65-nanometer technology	8	—	6	—
Other	8	7	7	8

Total	100%	100%	100%	100%

Long-lived assets are located primarily in the United States, with the exception of a building in the Republic of Armenia, which is owned by the Company. The Armenian building and related improvements are valued at cost less accumulated depreciation and amortization, and amounted to approximately $1.8 million as of June 30, 2005.
NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS
FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As currently the Company does not plan to repatriate profits from its foreign operations, the provision will not have significant effects on the Company’s consolidated results of operations. Should the Company determine to repatriate foreign profits in the future; any effect on the Company’s tax accounts will be reflected in the quarter in which a decision is made to apply the provision.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.
In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.
In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005. The Company is currently evaluating the potential effect that the adoption of FSP 46(R)-5 will potentially have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
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
On April 14, 2005, the Securities and Exchange Commission (SEC) adopted a rule amendment that delayed the compliance dates for SFAS 123R such that companies are now allowed to adopt the new standard no later than April 1, 2006. The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that it will result in certain stock-based compensation expense. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Indemnifications. The Company regularly enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of June 30, 2005.
Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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
We saw an increase in design starts in 0.13 micron and 90 nanometer process nodes during fiscal 2004, and this has continued into fiscal 2005. Furthermore, the capabilities offered by our STAR Memory™ System to improve yield and time-to-market and help reduce our customers’ overall costs have become more important in these lower geometries.

In the third quarter of fiscal 2005, we derived approximately 81% of license revenue from the more advanced processes, 0.13 micron, 90nm and 65nm technologies, and approximately 19% from the older process nodes, predominantly 0.18 micron technologies. We expect the 0.13 micron and 90nm technologies to continue driving revenue growth in the foreseeable future along with select early adopters of the 65-nm technology, while license revenues from the older process nodes decline. The Company’s royalty revenue for the first nine months of fiscal 2005 has been largely from production on the 0.18 and 0.13 micron process nodes. We expect these technologies to continue to drive current growth in royalty revenue, while continued future growth will be achieved from an eventual shift to the advanced processes of the 0.13 micron and 90-nm technologies
We sell our products early in the design process, and there are generally delays of 18 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These delays are due to the length of time required for our customers to implement our semiconductor IP into their design, and then subsequently to manufacture, market and sell a product incorporating our products. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.
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
Currently, license fees represent the majority of our revenues. Royalty revenues for the three and nine months ended June 30, 2005 were $2.7 million and $8.2 million, respectively. Royalty revenues for the three and nine months ended June 30, 2004 were $1.9 million and $5.1 million, respectively.
We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependence continues to decrease. Our customers comprising the top 10 customer group change from time to time. For the three months ended June 30, 2005, United Microelectronics Corporation (UMC) accounted for approximately 13% of out total revenues. For the three and nine months ended June 30, 2005, Taiwan Semiconductor Manufacturing company (TSMC) accounted for approximately 12% and 10% of our total revenue, respectively. For the three months ended June 30, 2004, Agere Systems (Agere) accounted for approximately 12% of our total revenue. For the nine months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

Sales to customers located outside of North America accounted for approximately 61% and 51% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, sales to customers located outside North America accounted for approximately 64% and 61% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Taiwan, Japan and the rest of Asia, we sell both directly through our sales representatives and indirectly through distributors located within the region. All revenues to date have been denominated in U.S. dollars.
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
Revenue Recognition
Our revenue recognition policy is based on the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts.”
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
License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that we perform the services. Revenue derived from library development services are recognized using a percentage-of-completion method. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred. We believe that we are able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if we cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met.

For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.
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
Valuation of Accounts Receivable
We perform ongoing credit evaluations of our customers and adjust customers’ credit limits based upon their payment history and current credit worthiness, as determined by our review of their then-current credit information. We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivables and our future operating results.
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

Valuation of Purchased Intangibles, Including Goodwill
We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of June 30, 2005, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is approximately $12.3 million at June 30, 2005. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R), revising SFAS No. 123. SFAS No. 123R supersedes APB 25 and its related implementation guidance. SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires publicly-traded companies to measure the cost of equity-based awards granted to employees based on the grant-date fair value of the award. SFAS No. 123R also provides that the costs should be recognized over the period during which the employees’ services are rendered (generally the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite services. SFAS 123R is effective for our fiscal year beginning October 1, 2005. The adoption of SFAS No. 123R will reduce our profitability. We are currently evaluating the extent of the impact on our financial position, results of operations and cash flows, of adapting SFAS No 123R.
We account for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. We did not grant stock options to any non-employees during the three and nine months ended June 30, 2005 and 2004.
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
Income taxes
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $5.2 million and deferred tax liabilities of $1.0 million at September 30, 2004. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At the time it is determined that it is more likely than not that the deferred tax assets are not realizable, a valuation allowance may be required. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.
In the event that actual results differ from the estimates or adjustments are made to the estimates, a valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
License	77.4%	86.1%	79.9%	86.5%
Royalties	22.6	13.9	20.1	13.5

Total revenues	100.0	100.0	100.0	100.0

Cost and expenses:
Cost of revenues	28.2	20.7	23.4	21.7
Research and development	44.9	33.6	37.5	36.3
Sales and marketing	31.7	27.9	29.0	28.8
General and administrative	18.7	12.7	15.5	12.8
Stock-based compensation	0.0	0.2	0.8	0.4

Total cost and expenses	123.5	95.1	106.2	100.0

Operating income (loss)	(23.5)	4.9	(6.2)	0.0

Interest income and other expenses, net	3.6	1.2	2.9	1.3

Income tax provision (benefit)	(9.1)	1.9	(2.0)	0.2

Net income (loss)	(10.9)%	4.2	(1.3)	1.1

Revenues
Revenues for the three-month period ended June 30, 2005 totaled $12.0 million, decreasing from $13.9 million for the three months ended June 30, 2004. The decrease resulted from the decrease of $2.7 million in license revenue, partially offset by an increase of approximately $0.8 million in royalty revenue.
For the three and nine months ended June 30, 2005 and 2004, total license revenues by geometry are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Total License Revenue by Geometry	2005	2004	2005	2004
0.18 micron technology	12%	17%	12%	13%
0.13 micron technology	28	45	42	48
90-nanometer technology	44	31	33	31
65-nanometer technology	8	—	6	—
Other	8	7	7	8

Total	100%	100%	100%	100%

License revenue for the three-month period ended June 30, 2005 was $9.3 million, representing a decrease of $2.7 million or 22.5% as compared to $11.9 million for the three-month period ended June 30, 2004. We experienced license revenue decline during this quarter totaling approximately $3.4 million on the 0.18 micron, 0.13 micron and 90-nanometer technologies, offset in part by an increase of approximately $0.8 million on the new 65-nanometer technology node. We believe the decrease in license revenue is primarily attributed to the delay in customer purchasing decisions, combined with operational issues which impacted our ability to ship against existing orders.
License revenue for the nine-month period ended June 30, 2005 was $32.4 million, representing a decrease of approximately $0.2 million or 0.6% as compared to $32.6 million for the nine-month period ended June 30, 2004.

The year-over-year decrease in absolute dollars is mainly attributed to the delay in customer purchasing decisions, combined with operational issues which impacted our ability to ship against existing orders during the last two fiscal quarters.
While we experienced some fluctuation in our revenue base in absolute dollars, we also noted changes in our product mix as we continue to invest and introduce more advanced technology. Revenue associated with the 90-nanometer technology as a percentage of total license revenue increased to approximately 44% during the quarter ended June 30, 2005, from approximately 31% in the same period in fiscal 2004. For the nine months ended June 30, 2005, revenue associated with the 90-nanometer technology increased to 33% of total revenue, compared to 31% in the same period in fiscal 2004.
Royalties increased by approximately $0.8 million, or 41% from $1.9 million in the three months ended June 30, 2004 to $2.7 million for the three months ended June 30, 2005. For the nine months ended June 30, 2005 and 2004, royalty revenue was $8.2 million and $5.1 million, respectively. The increase was primarily attributed to the growth in royalties associated with the 0.18 micron and 0.13 micron technology processes.
For the three and nine months ended June 30, 2005 and 2004, total revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Total Revenue by Geography	2005	2004	2005	2004
United States	$4,432	$6,019	$13,229	$13,049
Canada	225	711	1,502	1,812
Japan	820	892	3,616	3,597
Taiwan	3,457	1,392	9,052	4,681
Europe, Middle East and Africa (EMEA)	2,116	2,916	7,253	8,803
Other Asia (China, Malaysia, Korea and Singapore)	904	1,922	5,945	5,747

Total	$11,954	$13,852	$40,597	$37,689

Our revenue growth in Taiwan during the quarter was more than offset by the decline we experienced in other regions. The increase in revenues in Taiwan is primarily a result of additional STAR Memory ™ contracts we entered into during the quarter, in addition to an increased level of royalties from our foundry customers stemming from higher manufacturing volumes. The revenue decrease in all the other regions is attributed to delay in customer purchasing decisions and certain operational inefficiencies which negatively impacted our ability to ship against orders during the quarter.
Cost of Revenues
Cost of revenues is determined principally based on allocation of certain research and development expenses, which consist primarily of personnel expenses and the allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended June 30, 2005 totaled $3.4 million, representing an increase of approximately $0.5 million or 17.4% over $2.9 million for the three months ended June 30, 2004. For the nine months ended June 30, 2005, cost of revenues totaled $9.5 million, representing an increase of approximately $1.3 million or 16.4% over $8.2 million for the nine months ended June 30, 2004.
The increase is mainly attributed to additional employees in the operations team. The average number of employees in the operations team for the three- and nine-month periods ended June 30, 2005 increased by approximately 20 compared to the same period in fiscal 2004. The increase is also partially attributed to the increased number of design and engineering employees as discussed below in Research and Development Expenses. Furthermore, higher expenses associated with additional purchased software maintenance and support contracts also contributed to the higher cost of revenues.
We believe that cost of revenues may continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, and the level of license revenues. Cost of revenues for the three- and nine-month periods ended June 30, 2004 excluded $7,000 and $29,000, respectively, of amortization of deferred stock-based compensation.

Research and Development Expenses
Research and development expenses (R&D expenses) primarily include personnel expense, software license and maintenance fees, as well as depreciation and amortization expenses associated with capital equipment and acquired software. R&D expenses for the three months ended June 30, 2005 were $5.4 million, an increase of approximately $0.7 million, or 15.5%, from $4.6 million for the three months ended June 30, 2004. On a year-to-date basis, R&D expenses for the nine months ended June 30, 2005 totaled $15.2 million, representing an increase of approximately $1.5 million or 11.2% compared to $13.7 million for the same period in fiscal 2004. The increase is primarily due to additional employees in the design and engineering teams. The average number of employees in the design and engineering teams for the three- and nine-month periods ended June 30, 2005 increased by approximately 10 compared to the same period in fiscal 2004. Additionally, higher amortization expenses associated with purchased software maintenance and support contracts to support our design and engineering teams also contributed to the increase in R&D expenses.
R&D expense as a percentage of total revenue for the three months ended June 30, 2005 increased to 44.9% from 33.6% for the same period in fiscal 2004. The increase is mainly attributed to the revenue decline we experienced during the quarter as well as increased spending. R&D expense as a percentage of total revenue for the nine months ended June 30, 2005 was 37.5%, as compared to 36.3% for the nine months ended June 30, 2004.
We anticipate that R&D expense will remain near current levels in absolute dollars and may fluctuate as a percentage of total revenues, as we continue to expand our product offerings. Research and development expense for the three and six months ended June 30, 2004 excludes $12,000 and $49,000, respectively, of amortization of deferred stock-based compensation.
Sales and Marketing Expenses
Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended June 30, 2005 totaled $3.8 million, which remained flat from the $3.9 million for the same period in fiscal 2004.
Sales and marketing expense for the nine months ended June 30, 2005 totaled $11.8 million, representing an increase of approximately $0.9 million or 8.7% compared to the same period in fiscal 2004. The increase in sales and marketing expense is mainly attributed to the increased level of expenses associated with advertising and marketing initiatives during the first half of the fiscal year, combined with a $0.3 million increase in inside sales commission related to the higher revenue for the first quarter of the fiscal year.
Sales and marketing expense as a percentage of revenue was approximately 31.7% for the three months ended June 30, 2005, compared to 27.9% for the three months ended June 30, 2004. The increase in sales and marketing expense as a percentage of revenue is mainly attributed to a decline in revenue base during the quarter as well as increased spending. For the first nine months of fiscal 2005 and fiscal 2004, sales and marketing expense as a percentage of revenue remained unchanged at approximately 29%.
While we expect that sales and marketing expenses as a percentage of total revenue may fluctuate from time to time, we anticipate the expenses will remain flat or decrease in the future in absolute dollars. Sales and marketing expense for the nine months ended June 30, 2005 excluded $339,000 of stock-based compensation expenses associated with the acceleration of outstanding stock options for our departed Vice President of Sales. Sales and marketing expense for the three and nine months ended June 30, 2004 excluded $9,000 and $37,000, respectively, of amortization of deferred stock-based compensation.
General and Administrative Expenses
General and administrative expense (G&A expense) consists primarily of personnel, corporate governance and other costs associated with the management of our business. G&A expense for the three months ended June 30, 2005 totaled approximately $2.2 million, representing an increase of approximately $0.5 million or 27.1% compared to the three months ended June 30, 2004. G&A expense as a percentage of total revenue was 18.7% for the three months ended June 30, 2005, compared to 12.7% for the same period in fiscal 2004. The absolute dollar increase in G&A expense during the quarter is mainly attributed to the following: 1) an incremental charge of approximately $0.3 million associated with increased allowance for doubtful accounts; 2) approximately $0.4 million higher third-party professional fees incurred to support compliance with regulations under the Sarbanes-Oxley Act, offset by a $0.1 million decrease in insurance premiums resulted from lower premium renewal.
G&A expense for the nine months ended June 30, 2005 totaled $6.3 million, representing an increase of approximately $1.4 million or 29.7% over the nine months ended June 30, 2004. G&A expense as a percentage of total revenue was 15.5% for the nine months ended June 30, 2005, compared to 12.8% for the same period in fiscal 2004. The absolute dollar increase in G&A expense during the first nine months of the fiscal year is mainly attributed to the following: 1) approximately $0.4 million higher personnel and related costs associated with additional employees; 2) approximately $1.1 million higher professional fees incurred to support compliance with regulations under the Sarbanes-Oxley Act; and 3) a $0.4 million increase in provision for doubtful accounts, offset by 1) a $0.3 million decrease in insurance premiums resulted from lower premium renewal and 2) a $0.2 million decrease in depreciation expense.
We anticipate that our G&A expense in absolute dollars to remain relatively flat as we broaden our internal infrastructure to support the expansion of our business and the compliance with regulations under the Sarbanes-Oxley Act, while controlling costs in other areas. G&A expense for the three and nine months ended June 30, 2004 excludes $4,000 and $16,000, respectively, of amortization of deferred stock-based compensation.
Stock-Based Compensation Expenses
We recorded approximately $339,000 of stock-based compensation expense during the nine months ended June 30, 2005, relating to the accelerated vesting of certain stock options previously granted to the former Vice President of Sales.
We recorded $32,000 and $131,000, respectively, of amortization of deferred stock-based compensation for the three and nine months ended June 30, 2004. The deferred stock-based compensation costs associated with the granting of employee stock options and restricted stock was fully amortized in the third quarter of fiscal year 2004.
Interest Income and Other Expenses, net
Interest income and other expenses, net, for the three months ended June 30, 2005 totaled $433,000 compared to $164,000 for the same period in fiscal 2004. Interest income and other expenses, net, for the nine month ended June 30, 2005 totaled $1.2 million, compared to $468,000 for the same period in fiscal 2004. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.
Income Tax Provision
For the three months ended June 30, 2005, we recorded an income tax benefit of $1.1 million, representing an effective tax rate of 45% on the pre-tax loss of $2.4 million. For the same quarter in fiscal 2004, we recorded a tax provision of $268,000, yielding an effective tax rate of approximately 32% on a pre-tax income of $839,000. For the nine months ended June 30, 2005, we recorded an income tax benefit of $819,000, representing an effective tax rate of 60% on the pre-tax loss of $1.4 million. For the same period in fiscal 2004, we recorded a tax provision of $82,000, yielding an effective tax rate of 17% on the pre-tax income of $483,000.
The rates differ from the U.S. statutory corporate tax rates primarily due to the impact of stock-based compensation charges that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, our cash and cash equivalents totaled approximately $27.0 million, as compared to $28.7 million at September 30, 2004. At June 30, 2005 our short-term and long-term treasury investments totaled approximately $37.2 million as compared to $34.4 million at September 30, 2004. In aggregate, cash, cash equivalents and investments in marketable securities as of June 30, 2005 totaled approximately $64.2 million, compared to $63.1 million at September 30, 2004.
Net cash used in operating activities was approximately $0.8 million for the nine months ended June 30, 2005 and resulted from a net loss of $0.5 million for the period, adjusted for non-cash charges totaling approximately $3.0 million, combined with net change in operating assets and liabilities totaling approximately $3.3 million. The non-cash charges included a $0.5 million provision for doubtful account, representing an increase of $0.4 million from the prior year reflecting additional reserves on a higher accounts receivable balance compared to that as of June 30, 2004; the increase in the bad debt provision was offset by a decrease of $0.6 million in depreciation expenses due to an increase of assets which were more fully depreciated during the current fiscal year as compared to prior periods. The change in operating assets and liabilities included an increase of $90,000 in accounts receivable, an increase of $0.5 million in cost in excess of billings on uncompleted contracts reflecting greater contract activities, an increase of $1.1 million in accounts payable and accrued expenses resulting from timing and a higher volume of invoices, offset by an increase of $1.4 million in prepaid expenses and other assets resulting from additional software maintenance contracts acquired to support the need of our growing engineering team, and a decrease of $0.8 million in deferred revenue, which represented billings in the quarter preceding the performance of services that were subsequently performed in the first and second quarter of fiscal 2005, and which has been recognized as revenue during the period.
Net cash provided by operating activities totaled $3.9 million for the first nine months of fiscal 2004. Net cash provided by operating activities during the period resulted from net income of $0.4 million, adjusted for non-cash charges associated with depreciation and amortization totaling $2.9 million, and an increase in accounts receivable of $3.2 million due to reduced cash collections in addition to increased revenue and billing at end of the quarter, offset by an increase in deferred revenue of $3.3 million stemming from additional renewals of maintenance contracts.
Net cash used in investing activities totaled approximately $6.0 million for the first nine months of fiscal 2005. The use of cash during the period resulted from the purchase of marketable investments totaling approximately $63.1 million, offset by proceeds from maturities of investments totaling approximately $60.2 million, as well as cash used to purchase property and equipment totaling approximately $2.6 million and payments of merger-related liabilities amounting to $0.5 million.
Net cash used in investing activities amounted to $1.3 million for the first nine months of fiscal 2004. Net cash used in investing activities resulted from the maturities of $17.2 million in security investments, offset by $17.3 million in the purchases of investments, payments of $0.5 million of merger-related obligations, and the acquisition of property and equipment totaling approximately $0.7 million.
Net cash provided by financing activities totaled approximately $5.1 million and $1.4 million for the nine months ended June 30, 2005 and 2004, respectively, and is attributed to proceeds from exercises of employee stock options and employee stock purchase plans during the respective periods.
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
From inception to May 2002, most of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development and/or acquisition of logic and I/O products and lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platform include:
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
As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the first and second quarters of fiscal 2003, as well as the second and third quarters of fiscal 2005.
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
We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first nine months of fiscal 2005 and 2004, we recorded royalty revenues of approximately $8.2 million and $5.1 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.
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
Sales to customers located outside North America accounted for 62%, 52% and 44% of our revenues for fiscal years ended September 30, 2004, 2003, and 2002, respectively. For the nine months ended June 30, 2005 and 2004, sales to customers located outside North America accounted for approximately 64% and 61% of our total revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:
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
Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our IP to that customer. In addition, purchase of our products is usually made in connection with new design starts, the timing of which is out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.
We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.
We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the quarter ended June 30, 2005, Taiwan Semiconductor Manufacturing Company (TSMC) and United Microelectronics Corporation (UMC) accounted for approximately 12% and 13% of our total revenues, respectively. For the quarter ended June 30, 2004, Agere Systems accounted for approximately 12% of our total revenues. For the nine months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of our revenue. Since fiscal year 2001, our five largest customers have represented between 25-45% of our total revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.
We may have difficulty sustaining profitability and may experience additional losses in the future.
Although we recorded net income of $1.9 million for fiscal year 2004 and $1.7 million for the first quarter of fiscal year 2005, we suffered net loss of $988,000 and $1.3 million for the quarters ended March 31, 2005 and June 30, 2005, respectively, in addition to five consecutive quarters of net losses in fiscal 2003 and the first quarter of 2004. The losses recorded in these periods were due principally to fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slow-down in industry adoption of the 90-nanometer process technology. In addition, we also experienced some operational inefficiency which negatively impacted our ability to ship against existing orders during the second and third quarters of fiscal year 2005. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the recent economic slowdown in the United States and in other parts of the world, many industries are still delaying or reducing technology purchases and investments and similarly, our customers may delay payment for our products causing our accounts receivable to increase. In addition, continued unrest in England, Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline, causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.
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
The Financial Accounting Standards Board (“FASB”) has issued an accounting standard, SFAS 123(R), that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense starting in our fiscal year that begins October 1, 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options and employee stock purchase plans as incentives and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.
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
We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our short-term investments balance of $24.8 million at June 30, 2005 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold approximately $23.8 million in U.S. government obligations with maturities up to two years. We intend to hold the available-for-sale securities to their maturities, therefore mitigating our exposure to risks associated with the fluctuation in interest rates.
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

Date: August 5, 2005	VIRAGE LOGIC CORPORATION
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