Form 10-K
period 2005-09-30
VIRAGE LOGIC CORP
filed 2005-12-30
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2005

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
Common stock, $.001 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2005 was approximately $88 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of the registrant’s Common Stock outstanding as of November 30, 2005 was 22,658,801.
Documents incorporated by reference
      Portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VIRAGE LOGIC CORPORATION
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2005

PART I
      With the exception of statements of historical fact, all statements made in this Form 10-K, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects, relationships and trends. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include ability to forecast our business, including our revenue, income and order flow outlook, our ability to meet financial expectations, our ability to deliver products that meet customer specifications, our ability to deliver our customized products in the time-frame demanded by our customers, our ability to execute on our strategy of being a leading provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platform, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1.	Business
General
      Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/ Os (input/output interface components). These various forms of intellectual property (IP) are utilized by our customers to design and manufacture system-on-a-chip (SoC) integrated circuits that increasingly are forming the foundation of today’s consumer, communications and internet infrastructure, handheld and portable devices, computer and graphics applications. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, (4) software development tools that can be used to build memory compilers, (5) logic elements, and (6) I/ Os. We also provide custom design services to the semiconductor industry.
      Historically, we were primarily engaged in the development and marketing of embedded memory products. After the acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to also include logic and I/ O products, and have been marketing these components as a semiconductor IP platform for our customers’ SoC designs. The expanded product offering positions us to be even more attractive to our customers’ semiconductor design efforts by providing IP across a broad spectrum of the functional elements of the chip.
      Our customers include leading fabless semiconductor companies such as Altera, AMCC, ATI Technologies, Broadcom, Marvell, PMC-Sierra, Sandisk, TranSwitch, and Vitesse Semiconductor, as well as leading integrated device manufacturers (IDMs) such as Agere, Agilent, AMI Semiconductor, Conexant, Freescale, IBM, Infineon, Intel, Kawasaki, LSI Logic, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba. Finally, we have strategic commercial relationships with semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Company (UMC), Chartered

Semiconductor Manufacturing (Chartered), DongbuAnam, IBM, SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), and Tower Semiconductor, Ltd. (Tower).
      We develop our embedded memory, logic and I/ O elements to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our IDM customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, which these companies rely on to manufacture the silicon chips for their products. We also pre-test certain products before their release to the market by having actual chips containing our semiconductor IP produced by third-party foundries, so that we can provide our customers with test data and help ensure that chips produced using our semiconductor IP will be manufacturable, while providing improved silicon wafer yields. Our products are certified for production by several of the leading third-party foundries used by fabless semiconductor companies. These include TSMC, UMC, Chartered, SilTerra, SMIC, and Tower. Because we ensure that certain products are silicon proven and production ready, our customers benefit from shorter design times for new product development and reduced design and manufacturing costs.
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
Industry Background
      The proliferation of wireless products, the growth of the Internet, and the development of higher-speed computers and more robust visual communication systems are creating demand for electronic devices that offer lower power consumption and higher performance in order to achieve lower system operating power and faster processing capability. The designers of these products are seeking technologies that will enable them to decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called system-on-chip (SoC), rather than on a circuit board.
      Successful SoC design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards of the manufacturing facility that will produce the chip. Since different technical expertise and IP is required for each component of a SoC, it is difficult for many companies to internally develop the various IP needed for these components. In addition, the designers of products that use SoCs are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development involved in the design of a SoC. In order to accommodate the continuously increasing technical expertise required for the design of a SoC and the time constraints involved in such design, many semiconductor companies are increasingly relying on external sources for the technical expertise and IP for various components of their SoC designs. The use of proven third-party IP components helps semiconductor companies to meet market pressures while continuing to focus on the components of the SoC that constitute their core competencies.
      The demand for high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of SoCs used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was usually provided in external devices. However, the market demand for increased system operating speed has driven the memory storage elements to be coupled with the logic inside the same silicon chip, resulting in faster and more power efficient products. This trend of embedded memory also resulted in the requirement for more customized memory elements. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a SoC, is creating increased demand for embedded memory. It is now common for a SoCs to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. The Semiconductor Industry Association (SIA) forecasts that the amount of area dedicated to memory in a typical SoC will grow from approximately 70 percent of the chip area in 2005 to more than 80 percent in 2008.
      Semiconductor companies face significant challenges in designing high-performance memories that can be easily integrated with other components, including logic, for their SoC devices. Due to continuing advancements in the semiconductor manufacturing lithography processes, new circuit design elements have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory designs. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack sufficient design expertise and software tools to provide custom high-performance memory for SoC designs. Similarly, suppliers of stand-alone logic and I/ O components generally lack the focus and expertise necessary to develop embedded logic and I/ O elements for SoC designs. These factors have created a market need for third-party providers of highly reliable, high-performance memory, logic and I/ O IP for SoC design.
The Virage Logic Solution
      We provide semiconductor IP platforms as well as embedded memory, logic and I/ O IP elements used in SoC designs, and software development tools and custom design services. We offer our customers embedded memories, logic and I/ Os that are optimized for area, low power consumption and speed and that are available for the manufacturing processes of both the leading and emerging third-party semiconductor foundries. Key benefits of our solution include:

•	Single Source Supplier. By integrating and tuning embedded memories, logic and I/ Os into a semiconductor IP platform, we are able to save our customers time and costs in product development.

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of over 130 engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM, non-volatile, Flash and EPROM.

•	Logic Design Expertise. Our historical design expertise in carefully integrating large amounts of memory with advanced logic designs allows us to provide our customers with logic technologies for advanced manufacturing processes. We currently have a design team of over 30 engineers focused exclusively on logic design.

•	Broad Product Line. We offer multiple types of memories, memory compilers, logic libraries and I/Os for advanced 0.15 micron, 0.13 micron, 90-nanometer and 65-nanometer processes, along with the older 0.25 micron and 0.18 micron processes. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their SoC designs. The increasingly smaller process geometries provide designers the opportunity for greater chip functionality as well as lower cost chips.

•	Manufacturing-Tested Solutions. Many of our embedded memories are customized, verified and tested for a particular manufacturing process on a silicon chip, commonly referred to as silicon proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be incompatible with the host manufacturing process and thereby reduces costly development delays which our customers might experience from using in-house or other third-party designs that are not silicon proven. Our memories have been purchased by over 275 customers, including eight foundries that comprise a significant portion of the third-party foundry market.

•	Significant Design-Time Advantages. We offer silicon proven memories, logic and I/ O components that comply with the standards for specific manufacturing processes. Our memories, logic and I/ O components and software tools can be easily integrated into our customers’ SoC design processes. By eliminating the need to design specific embedded memories, logic and I/ O components, our customers can shorten the design time for their SoC.

•	High-Density, High-Performance and Ultra-Low-Power Consumption Embedded Memories. We have continued to expand our Area, Speed and Power (ASAP) Memorytm offering to enable the generation of high-density, high-speed and ultra-low-power consumption embedded memories in multiple configurations. These technologies have been developed using custom memory design techniques to achieve industry-leading results in area, speed and power consumption.

•	High-Density and Ultra- High-Density ASAP Logictm Libraries. We offer an innovative and patented approach to routing and cell architecture for standard cell libraries that consistently yields smaller designs and higher routing utilization without sacrificing performance. We also provide patented metal programmable libraries that offer the flexibility to easily and quickly modify SoC designs while minimizing mask costs associated with frequent design changes.

•	I/ O Libraries. We offer base I/ O libraries that result in smaller overall die sizes and provide an architecture that can accommodate specialty I/ Os from providers of specialty I/ O cells.

•	Redundancy, Embedded Test and Repair. Our Self-Test and Repair (STAR) Memory Systemtm, an embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC, includes an integrated test and repair capability that enables our customers to achieve higher yielding semiconductors. The system includes one or more STAR SRAM memory blocks, a STAR Processor and a STAR Fuse Box. The STAR SRAM comes with redundant locations, the STAR Processor decides how to test and repair defective SRAMs and the STAR Fuse Box stores the repair information. We believe these potentially higher yields will provide our customers significant cost savings in recovered silicon and other raw materials, thereby substantially reducing test costs and enabling faster time-to-volume.

•	Ease of Integration. We provide a complete set of software development tools to facilitate the integration of our memories, logic and I/ Os with the other elements of a SoC design.

The Virage Logic Strategy
      Our objective is to be the leading supplier of semiconductor IP platforms comprising memories, logic and I/ Os. Because these IP elements are integrated and tuned to work together, we believe our customers will choose to include an increasing amount of Virage Logic semiconductor IP when designing and manufacturing their complex SoCs. Key elements of our strategy include the following:

•	Extend Virage Logic’s Technology Leadership Position. In January 2005, we introduced a new class of semiconductor IP called Silicon Aware IPtm. Silicon Aware IP tightly integrates Physical IP (memory, logic and I/ Os) with the embedded test, diagnostic, and repair capabilities of Infrastructure IP. The result is high-yielding, highly reliable semiconductor IP at 130-, 90- and now 65nm. Silicon Aware IP is essential at advanced process nodes, where yield problems can prohibit early adoption. By significantly increasing yields, sometimes as much as 250 percent, Silicon Aware IP helps remove the barriers to the successful early adoption of advanced process technologies. The STAR Memory System represents our first Silicon Aware IP product offering and our strategy is to make our entire product portfolio Silicon Aware over time.

•	Make Virage Logic IP More Broadly Available. Traditionally, our business model called for IP licensing fees to be paid by the end customer. In 2005, we responded to the emerging foundries’ desire to strengthen their competitive position by introducing an expanded distribution model. The new “Foundry Pays” model enables emerging foundries to license Virage Logic’s IPrima Foundationtm IP platform and make it available free-of-charge to their end customers. Customers benefit with free access to Virage Logic’s advanced IP and have the option to tap into Virage Logic’s superior customer support services offering. To date, DongbuAnam, SilTerra, SMIC and Tower Semiconductor have taken advantage of the new Foundry Pays distribution model. We believe the expansion of our business model from a customer-paid licensing and wafer-based royalty-bearing model to include an option for emerging foundries to license and provide IPrima Foundation IP free-of-charge underscores the growing demand for our advanced process technology IP solutions and enables our emerging foundry partners to better meet the needs of their global customers.

•	Leverage Strategic Partner Relationships. In 2005, we expanded our Business Development staff and strengthened our focus on developing strategic partner relationships that would enable us to broaden our reach in the semiconductor market. One partnership that has gained significant momentum in 2005 is our partnership with MIPS Technologies. Together, the companies established a simplified licensing model that enables SoC designers to license MIPS Technologies’ 32-bit processor cores with Virage Logic’s IP using a single license from MIPS Technologies. More recently, the companies announced an alliance to deliver the first in a series of new Core-Optimized Intellectual Property (IP) Kits comprising Virage Logic’s ASAP Memory and ASAP Logic IP specifically tuned to maximize the performance of MIPS Technologies processors. The strategic alliance is expected to enable designers of MIPS-Based SoCs to realize a significant performance boost while also enjoying extra design flexibility.

•	Position Virage Logic as a Leading Provider of Semiconductor IP Platforms. We have been known historically for our expertise in providing numerous embedded memory solutions for a variety of advanced products utilizing sophisticated SoC technologies. Our memory solutions have enabled designers to choose from a broad suite of memory products based on their requirements for area, speed, power consumption, redundancy and other technical parameters. With the addition of logic and I/ O products to our semiconductor IP platforms, our goal is to position Virage Logic to capture additional “real estate” on the chip, while enabling our customers to choose highly integrated, high-performance, memory, logic and I/ O solutions from our product portfolio, based on their unique design requirements. We believe this will position us to pursue larger market opportunities, while further entrenching our existing position as a leading provider of embedded memories.

•	Enable the Manufacturing of Semiconductors Using Our Semiconductor IP at Leading Third-Party Semiconductor Foundries. We work with leading third-party foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and I/ O elements, as well as compilers that are silicon proven for a specific foundry’s manufacturing process, directly to that foundry’s entire customer base. Our close associations with these foundries also give us early access to information for advanced processes thereby enabling us to be among the first to market products on smaller process geometries.

•	Become a Preferred IP Supplier to the Leading Fabless Semiconductor Companies. Fabless semiconductor companies, or semiconductor companies that do not internally manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and I/ O elements to incorporate in their chips. These elements may be outside of their core competencies, or subject them to time-to-market constraints. As a result, they license IP from providers of semiconductor IP like us. To date, we have licensed our IP to many leading fabless semiconductor companies including Altera, AMCC, ATI Technologies, Broadcom, Ericsson, Marvell, PMC-Sierra, Sandisk, TranSwitch and Vitesse Semiconductor. We intend to continue to target those fabless semiconductor companies that produce the largest number of chips, which will enable us to increase the royalty revenue payments we receive based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers (IDMs) produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory and logic technologies and the rapid innovation of these technologies and integration with other SoC components for advanced manufacturing processes. To date, we have licensed our IP to many leading IDMs including Agere, Agilent, AMI Semiconductor, Conexant, Freescale, IBM, Infineon, Intel, Kawasaki, LSI Logic, NEC, Philips Electronics, Sharp, Sony, STMicroelectronics and Toshiba. In addition, several

IDMs are aligning their internal design flows with leading third-party foundries and outsourcing semiconductor IP for SoCs to be produced at both the third-party foundries and their own internal foundries. These types of relationships will broaden our market for standard products which are designed to qualify for production at the leading third-party foundries. We intend to build upon our ability to reduce these customers’ design time and costs in order to attract additional IDM customers.

•	Continue to Provide Existing Products for Advanced Manufacturing Processes. As the semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a team of over 200 engineers and we believe this will allow us to be the first to market with semiconductor IP platforms for advanced manufacturing processes, which will enable us to gain market share among early adopters of advanced processes.

•	Continue to Solve Manufacturing and Yield Issues Facing Designers of Complex SoCs that Employ Multi-Megabit Embedded Memory Cells. We introduced one of the industry’s first embedded memory product that allows design engineers to economically embed multiple megabits of SRAM into a SoC. The integrated test and repair capability ensures higher yields of semiconductors and can potentially save millions of dollars in recovering chips that historically would have been rendered unrepairable, or repairable at significant cost. This capability also substantially reduces test costs and enables faster time-to-volume production. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SoC is used in the end product, thereby enhancing the overall reliability of the product.

•	Expand our Research and Development Efforts. We are focusing on developing new memory and logic architectures to support the convergence between computers, consumer products and communications markets. We intend to continue working with our foundry partners, TSMC, UMC, Chartered, DongbuAnam, IBM, SilTerra, SMIC and Tower, to define the focus of our research and development activities to best address the changing needs of our customers.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to selectively hire direct sales force members to serve key markets worldwide. In November 2002, we established a sales subsidiary in Japan. In other parts of Asia, we also continue to distribute our products through well- established independent distributors. We also intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic Intellectual Property Partner Program (VIP) to leverage their extensive U.S. and international sales organizations.

Our Products
      We offer a wide range of semiconductor IP including:

•	semiconductor IP platforms;

•	embedded memory, logic and I/ O elements;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells;

•	software development tools that can be used to build memory compilers.
      Our Semiconductor IP Platforms. We provide two types of semiconductor IP platform solutions: Technology-Optimized platforms called IPrima Foundationtm, and Application-Optimized platforms, the first of which is IPrima Mobiletm. The IPrima Foundation platforms, comprising the Area, Speed and Power (ASAP) Memorytm High-Density (HD) Memories, ASAP Logictm HD Standard Cells and Base I/ O Libraries, are tuned to a particular foundry and process, and are built to satisfy a wide range of design requirements. IPrima Foundation users also have optional access to Virage Logic’s rich portfolio of highly differentiated IP, including the industry’s only integrated embedded self-test and repair memory, the STAR Memory System, as well as the ASAP Memory High-Speed (HS) and Ultra-Low-Power (ULP) product lines, the ASAP Logic Ultra-High-Density (UHD) Standard Cell Libraries and the patented ASAP Logic HD and HS Metal Programmable Cell Libraries. Virage Logic’s IPrima family of application-optimized semiconductor IP platforms delivers integrated, technologically advanced and differentiated IP and supports well defined system-level design methodologies targeted to specific market applications. IPrima Mobile, the first offering in Virage Logic’s IPrima family of application-optimized semiconductor IP platforms, is designed to address the specific requirements for power management, particularly in low-power, battery-operated microelectronics that serve as the basis for any number of ubiquitous consumer electronics products such as cell phones, personal digital assistants (PDAs) and handheld gaming platforms. The IPrima product line meets the critical requirements of reducing SoC costs, boosting performance and ensuring reliability, while satisfying shrinking development budgets and improving time-to-profitability.
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

      During fiscal year 2005, license revenues for 0.18 micron technology accounted for 12% of total license revenues, license revenues for 0.13 micron technology was 40% of total license revenues, license revenues for 90-nanometer technology was 36% of total license revenues, license revenues for 65-nanometer technology was 6% of total license revenues and license revenues from the sale of other products was 6% of total license revenues. Included within the 6% other products category, are our products on the older process nodes, 0.25 and 0.35 micron technology. We expect royalty revenue from these products to be declining and license revenue to be insignificant in future periods. In fiscal year 2004, revenues from these product technologies were broken down as 16% for 0.18 micron technology, 47% for 0.13 micron technology, 32% for 90-nanometer technology and 5% for other products. In fiscal year 2003, revenues from these product technologies were broken down as 21% from 0.18 micron technology, 53% from 0.13 micron technology, 7% for 90-nanometer technology and 19% for other products.
      IPrima, IPrima Automotive, IPrima Foundation, Iprima Graphics, IPrima Mobile, IPrima Networking, Silicon Aware IP, Star Memory System are trademarks of Virage Logic Corporation. NOVeA, NetCAM, Custom-Touch, Embed-It! are registered trademarks of Virage Logic Corporation.
Markets and Applications
      We target markets and companies that utilize SoC technologies with high-performance, low-power architectures and high-density requirements where we believe our semiconductor IP platforms provide customers with significant time-to-market, design and manufacturing cost advantages. Examples of the markets and applications in which our IP is implemented include:

•	Consumer Products. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our IP can be found in video game players, cellular phones, MP3 players, PDAs, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Communications and Internet Infrastructure. Communications SoCs are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Computers. Computation equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.
Research and Development
      We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memory, logic and I/ O semiconductor IP. Currently, we are focusing our research and development efforts on development of different configurations for memories, logic and I/ O platforms that support the latest manufacturing processes: 90-nanometer and 65-nanometer. We are also developing new memory and logic architectures to support the emerging communications markets and the convergence between these markets and the computer and consumer products markets.
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

      At November 30, 2005, we had over 290 employees engaged in the engineering related activities of research, development and operations. We expect to identify and hire additional technical personnel in fiscal year 2006 to staff our planned research and development activities, and we expect that these costs will increase in the future in order to maintain a lead position as a third-party provider of silicon infrastructure in the form of semiconductor IP.
Sales and Marketing
      We focus our sales efforts through direct sales in North America, Europe and Asia. In Asia, we also derive indirect sales through distributors.
      Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Fremont, Los Angeles, Newark, West Palm Beach and Ottawa. To serve our European customers, we have a direct sales organization based in the United Kingdom with additional sales personnel in Germany and Israel. In 2003, we also added direct sales personnel for Japan. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a licensee relationship typically involves weeks or months and can extend beyond this timeframe.
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
      We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies.

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries, including TSMC, UMC, Chartered, DongbuAnam, IBM, SilTerra, SMIC and Tower. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	EDA Vendors. We have entered into joint marketing relationships with a number of electronic design automation, or EDA vendors, including Cadence Design Systems, Magma, Mentor Graphics and Synopsys. These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

•	Design Services. We have developed technology alliances with several design service companies who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

•	IP Providers. We have established joint marketing relationships with numerous IP providers including Denali, MIPS, QualCore and Tensilica. By working in partnership with other leading IP suppliers to test silicon and provide reference designs, we help customers access the functionality of the IP prior to committing it to their design.
      Indirect Sales. In addition to the direct sales force, we also sell our technologies through a distributor in Japan and a distributor for the rest of Asia, primarily in Taiwan. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships are exclusive.

Customers
      Our customers are semiconductor companies that use our semiconductor IP platforms to design complex SoCs. Purchasers of our semiconductor IP platforms as well as embedded memory, logic and I/ O elements include fabless semiconductor companies, IDMs and third-party foundries. For fabless semiconductor and IDMs customers, we license our semiconductor IP on either a single or multiple project basis. The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	Altera Corporation, ATI Technologies*, General Dynamics, Marvell, PMC-Sierra, PMC-Sierra, Sandisk, Sigmatel, Via Technologies, Thomson
Integrated Device Manufacturers	Agere*, Agilent Technologies*, AMI Semiconductor, Analog Devices, Atmel, Conexant, Freescale*, Infineon, Intel, Kawasaki, LSI Logic, NEC, Philips Electronics, Sony, ST Microelectronics*
Third-Party Foundries	Chartered*, DongbuAnam, IBM, SilTerra*, SMIC*, Tower, TSMC*, UMC*

*	Indicates the ten customers that generated the highest level of revenues for us in fiscal 2005.
      We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal 2005, TSMC represented 10.0% of our revenues. In fiscal 2004 and 2003, no customer generated more than 10% of our revenues. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. We expect that our sales to fabless semiconductor companies will grow, and as a result we will become more dependent on the availability of new manufacturing process technologies and capacity from third-party foundries to manufacture our customers’ products.
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
      As of November 30, 2005, we had 45 U.S. patents issued and 35 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2023, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.
      In addition to patent protection, at December 2, 2005, we had four U.S. trademarks registered and eight pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection. In addition, we had six foreign trademark applications pending: two in China, two in the European Community, and two in Japan. The foreign applications are subject to the same conditions as the U.S. trademark applications with respect to their applicable jurisdictions.

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
Competition
      The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large IDMs that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as Artisan Components (acquired by ARM Ltd. in December 2004), Synopsys and certain DRAM IP providers, such as Monolithic System Technology, Inc. Additionally, the electronic design automation (EDA) companies such as Synopsys, Inc., Cadence Design Systems, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. could play a more significant role in the IP marketplace.
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
      In addition, third-party foundries may decide in the future to distribute embedded memories, logic and I/O components themselves, in addition to manufacturing chips containing third-party IP. TSMC, one of our third-party foundry customers, has historically produced intellectual property components for use by third-parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by us. The intellectual property components developed by TSMC have competed and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. If TSMC is successful in supplying its own intellectual property components to third-parties either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.
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
Employees
      At November 30, 2005, we had 384 employees, including 63 in sales and marketing, 234 in engineering, 60 in operations and 27 in general and administrative functions. We have 199 of our engineers and other significant employees located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.
Executive Officers of the Registrant
      The names and ages of our existing executive officers and significant employees at November 30, 2005 are set forth below

Name	Age	Position(s)

Adam A. Kablanian*	46	President, Chief Executive Officer and Director
Alexander Shubat*	43	Vice President of Research and Development, Chief Technical Officer and Director
Michael E. Seifert*	47	Vice President of Finance and Chief Financial Officer
James J. Ensell*	44	Vice President of Marketing and Business Development
James Bailey*	45	Vice President of Worldwide Sales
William J. Palumbo	47	Vice President and General Manager of New Jersey Operations
Ehsan Rashid*	40	Vice President of Operations
Yervant Zorian	49	Vice President and Chief Scientist

(*)	Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.
      Adam A. Kablanian co-founded Virage Logic and has served as our President, Chief Executive Officer and Chairman since January 1996. In August 2003, Mr. Kablanian resigned his position as Chairman of the Board but continued to serve as President, Chief Executive Officer and a member of the Board as a Director. Before co-founding Virage Logic, Mr. Kablanian was a Department Manager for LSI Logic, a semiconductor integrated device manufacturer, from August 1994 to December 1995 where he was responsible for the embedded memory design division. Before joining LSI Logic, Mr. Kablanian managed multi-foundry technology transfer programs as an engineering manager at Waferscale Integration, a designer of programmable system devices, from April 1990 to January 1994. Mr. Kablanian holds a B.A. in Physics from the University of California at Berkeley and an M.S. in Electrical Engineering from Santa Clara University.
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
      Michael E. Seifert has served as our Vice President of Finance and Chief Financial Officer since February 2004. Prior to joining Virage Logic, Mr. Seifert served as Chief Financial Officer and corporate secretary at Southwall Technologies, Inc., a manufacturer of thin-film coatings for electronic, automotive and architectural applications from December 2002 to January 2004. From May 2001 to December 2002, Mr. Seifert served as an independent consultant. From March 2000 to May 2001, Mr. Seifert served as the Chief Financial Officer of SiteSmith, Inc. From July 1998 to January 2000, Mr. Seifert served as the Chief Financial Officer of SmartDB Corporation, Inc. Mr. Seifert also spent 10 years at Ernst & Young, where he became a senior manager and principal in the firm’s San Jose, California office. Mr. Seifert is a Certified Public Accountant and a magna cum laude graduate of Santa Clara University with a B.S. in Commerce with a major in Accounting.

      James J. Ensell, joined Virage Logic as our Vice President of Marketing in October 2003 and in March 2005, took on the additional responsibility of Business Development. Before joining Virage Logic, Mr. Ensell served as Vice President, Business Development and Chief Information Officer for fabless custom integrated circuit maker eSilicon from August 2000 to October 2003. Before joining eSilicon, Mr. Ensell held positions as Senior Vice President of Products and Services at Zland, an internet eBusiness provider, from July 1999 to August 2000, and served as Vice President of Marketing at Cadence Design Systems’ Deep Submicron Business Unit from April 1997 to January 1999. Mr. Ensell also serves as chairman of the IP Committee of the Fabless Semiconductor Association (FSA). Mr. Ensell holds a B.S. in Electrical Engineering from Villanova University and an M.S. in Electrical Engineering from the University of Pennsylvania.
      Jim Bailey has served as our Vice President of Worldwide Sales since joining the company in October 2005. Previously, Mr. Bailey was President and Chief Executive Officer at Accenia, Inc. where he worked from April 2004 to February 2005. From 2002 to 2004, Mr. Bailey served as a General Manager in the Design For Manufacture (DFM) business unit at Cadence Design Systems. Bailey joined Cadence in 2002 through the acquisition of Simplex Solutions. While at Simplex Solutions from 2000 to 2002, Bailey held various management positions including Vice President and General Manager, Vice President Worldwide Sales, and Sales Director for North America. Mr. Bailey holds a B.S. in Computer Science and a B.A. degree in Mathematics from St. Cloud State University.
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
      Ehsan Rashid has served as our Vice President of Operations since October 2004. Prior to that, he acted as Sr. Director of Operations since joining Virage Logic in April 2003. From January 2000 to April 2003, Mr. Rashid served as Senior Vice President and General Manager, Access Product Division, at Com21, Inc. From May 1999 to January 2000, Mr. Rashid served as Senior Director at Philips Semiconductor after it acquired VLSI Technology in May 1999. From December 1997 to May 1999, Mr. Rashid served as senior director of hardware and software engineering, and system applications in the Consumer Digital Entertainment Division of VLSI Technology. Prior to VLSI/ Philips, Mr. Rashid served as the Director of Engineering at Hitachi Micro Systems, Inc. Mr. Rashid holds a B.S. in Electrical Engineering from the University of California at Berkeley.
      Yervant Zorian served as a Director from November 1997 to March 2001 and joined our management team as Vice President and Chief Scientist in May 2000. From November 1996 to June 2000, Dr. Zorian served as Chief Technical Advisor of LogicVision. Before that, Mr. Zorian served as a Distinguished Member of the Technical Staff at Lucent Technologies, Bell Laboratories. Since August 2000, Dr. Zorian has served as a board member of HPL Technologies, Inc. Dr. Zorian holds a B.S. in Electrical Engineering from the University of Aleppo in Syria, an M.Sc. in Computer Engineering from the University of Southern California and a Ph.D. in Electrical Engineering from McGill University.
Item 1A.     Risk Factors
Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.
      From inception to May 2002, most of our revenues resulted from licenses to our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we were able to expand our product offering to also include logic products. In 2003, we added I/ Os to our product offering to enable us to offer what we define as a semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for whatever reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources towards the development and/or acquisition of logic and I/ O products and lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platform include:

•	difficulty convincing customers of our memory products to purchase other products from us;

•	competition resulting in minority market share;

•	inability to migrate technologies to manufacturing processes at new foundries due to less design experience;

•	limited experience in sales and marketing of the platform strategy and knowledge of the market; and

•	difficulties and delays in expanding our logic and I/ O product offerings.

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
      As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some quarters, which could cause the market price of our stock to decline significantly, as happened in connection with our operating results for the second and third quarters of fiscal 2005.

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
      Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have agreements with Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC), Chartered Semiconductor Manufacturing (Chartered), Tower Semiconductor (Tower), Silterra Malaysia (Silterra), Semiconductor Manufacturing International Corporation (SMIC) and DongbuAnam Semiconductor. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not be as large as we anticipate.
      We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended September 30, 2005 and 2004, we recorded royalty revenues of approximately $2.8 million and $3.2 million, respectively. For the fiscal years ended September 30, 2005 and 2004, we recorded royalty revenues of approximately $11.0 million and $8.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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
      Sales to customers located outside North America accounted for 63%, 62% and 52% of our revenues for fiscal years 2005, 2004, 2003, respectively. For the three months ended September 30, 2005 and 2004, sales to customers located outside North America accounted for 61% and 66% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third-parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	international conflicts or other crises, such as the outbreak of Severe Acute Respiratory Syndrome, or SARS and Avian “bird” flu;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	obtaining governmental approvals for certain technologies.
      If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

We have a long and unpredictable sales cycle, which can result in uncertainty and delays in generating additional revenues.
      Historically, because of the complexity of our products, it can take a significant amount of time and effort to explain the benefits of our products and to negotiate a sale. For example, it generally takes at least three to nine months after our first contact with a prospective customer before we begin licensing our IP to that customer. In addition, purchase of our products is usually made in connection with new design starts, the timing of which are out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.
      We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. No single customer generated more than 10% of our revenues for the years ended September 30, 2005, 2004 and 2003; although one customer, TSMC, generated 10.0% of fiscal 2005 revenues. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty returning to profitability and may experience additional losses in the future.
      We recorded a net loss of $0.4 million for fiscal 2005 and lost $2.3 million for the last three quarters of fiscal 2005. The losses recorded in fiscal 2005 were due principally to increased operating costs and decreased license revenues as compared to 2004 caused by what we believe to be fewer project design starts by fabless semiconductor customers on the 0.13 micron technology and the slower than anticipated industry adoption of the 90- and 65-nanometer process technologies. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

We may be unable to deliver our customized memory, logic and I/ O products in the time-frame demanded by our customers, which could damage our reputation and future sales.
      A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, the duration of these delays have typically been short in length so as to not materially damage our relationship with our customers. However, these delays did adversely impact our operations during the second and third quarters of fiscal 2005. Future failures to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

We may be unable to attract and retain key personnel who are critical to the success of our business.
      We believe that one of our significant competitive advantages is the size and quality of our engineering team. Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth projections, we may be required to increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.

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
      Our business and the adoption and continued use of our IP by semiconductor companies depends on the demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, MP3 players, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict, and it depends on factors beyond our control such as the competition faced by each customer, market acceptance of products that incorporate our IP and the financial and other resources of each customer. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business. In addition, with increasing complexity in each successive generation of semiconductors, we face the risk that the rate of adoption of smaller technology processes may slow.
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
      Many of our existing competitors have longer operating histories, greater brand recognition and larger customer bases, as well as greater financial and marketing resources, than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their products. In addition, the intense competition in the market for semiconductor IP can result in pricing pressures, reduced license revenues, reduced margins or lost market share, any of which can harm our operating results and cause our stock price to decline.

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
      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Efforts in the war against terrorism, the war in Iraq, and the post-war reconstruction efforts in Iraq may have affected economic recovery in the United States and in other parts of the world. Many industries are still delaying or reducing technology purchases and investments. In addition, our customers may delay payment for Virage Logic. In addition, continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. The impact of this slowdown on us is difficult to predict, but if businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies and integrated device manufacturers and production levels by semiconductor manufacturers could decline causing our revenues to be adversely affected, which would have an adverse effect on our results of operations and could have an adverse effect on our financial condition.
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

We have identified material weaknesses in our internal control over financial reporting. Failure to remediate these weaknesses could impact the reliability of our financial reporting.
      As of September 30, 2005, we did not maintain effective controls over our period end financial reporting process. Specifically, we failed to maintain effective controls over: (i) the calculation and recording of foreign exchange translation, (ii) the presentation and disclosures of income taxes and (iii) the presentation and disclosure of investments. These control deficiencies resulted in adjustments to our 2005 annual consolidated financial statements to correct other comprehensive income, research and development expense, deferred tax asset, income tax payable, income tax expense, and the disclosures of the purchase of investments and the proceeds from maturity of investments. The impact of these adjustments resulted in a revision of our previously reported net loss per share by $0.02, from $(0.03) to $(0.01) for the year ended September 30, 2005, and will change the net income per share for the three month period ended September 30, 2005 from $(0.00) to $0.01. Accordingly, management has determined that the control deficiencies described in (i) through (iii) above constitute material weaknesses. As a result of these material weaknesses, we have determined that we did not maintain effective internal control over financial reporting as of September 30, 2005. Although we have begun to remediate these deficiencies by implementing changes to our control environment, the process is not yet complete. Consequently, there remains a risk that the transitional procedures on which we currently rely will fail to be sufficiently effective to assess the effectiveness of our internal controls. The ineffectiveness of these remedial measures, or a delay in their implementation, could affect the accuracy or timing of our future filings with the SEC or other regulatory authorities. See our disclosure in “Management’s Report on Internal Control over Financial Reporting” included under Item 9A for further discussion of these matters.

We will be required to record compensation expense in connection with stock option grants, therefore our profitability may be reduced significantly.
      The Financial Accounting Standards Board (“FASB”) has recently issued an accounting standard that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB issued final rules on stock option expensing in December 2004 with an effective date for the Company of October 2005. We are currently studying the impact this ruling will have on the operating results of the Company.

Changes to accounting standards and rules could either delay our recognition of revenues or reduce the amount of revenues that we may recognize at a specific time, and thus defer or reduce our profitability. These effects on our reported results could cause our stock price to be lower than it otherwise might have been.
      We adopted the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We implemented these provisions as of October 1, 1999. In December 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business may adversely affect our reported financial results.

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
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we are investing resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Item 2.	Properties
Facilities
      Our principal administrative, sales, marketing and research and development facility is in Fremont, California and occupies approximately 61,500 square feet. This facility is leased through December 2006. We also lease additional offices in Seattle, Washington and Clinton, New Jersey that are occupied mainly by research and development and engineering personnel. The Seattle office, which occupies approximately 12,300 square feet, is leased through August 2010. The Clinton office, which occupies approximately 10,900 square feet, is leased through November 2010. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into a building owned by us. The office space is approximately 40,000 square feet and the total cost of the building and leasehold improvements is approximately $1.8M. The development center in India is located in Noida, near Delhi, and occupies approximately 26,000 square feet in a building leased with a lease term under which the company has the right to but not the obligation to occupy the facility through July 2008.

Item 3.	Legal Proceedings
      The Company is not a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price and Dividends on Virage Logic Common Stock
      Virage Logic Corporation’s common stock is traded on the Nasdaq National Market under the symbol “VIRL” since our initial public offering on August 1, 2000. The following table sets forth, for the periods indicated, the high and low closing prices for the common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal year 2003
First quarter	$14.29	$6.26
Second quarter	$10.07	$4.90
Third quarter	$8.56	$4.05
Fourth quarter	$12.50	$7.19
Fiscal year 2004
First quarter	$10.95	$7.41
Second quarter	$12.25	$7.86
Third quarter	$10.35	$6.63
Fourth quarter	$12.93	$8.25
Fiscal year 2005
First quarter	$18.68	$12.57
Second quarter	$17.95	$10.96
Third quarter	$11.75	$9.04
Fourth quarter	$10.18	$7.42
      As of November 30, 2005, there were approximately 76 stockholders of record of our common stock.
      The Company has never paid or declared any cash dividends on our common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.
Equity Compensation Plan Information
      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Item 6.	Selected Consolidated Financial Data.
      The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statement of operations data for each of the fiscal years ended September 30, 2005, 2004, 2003 and the consolidated balance sheet data at September 30, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statement of operations data for the fiscal years ended September 30, 2002 and 2001 and the consolidated balance sheet data at September 30, 2003, 2002, 2001 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.
SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

	Year Ended September 30,

	2005(1)	2004(1)	2003(1)	2002(1)	2001

	(In thousands, except per share data)
Revenues	$53,389	$53,003	$40,657	$45,613	$31,763
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $29, $255, $986 and $1,389, respectively)	13,035	11,215	9,256	9,059	6,424
Research and development (exclusive of amortization of deferred stock compensation of $0, $48, $499, $1,433 and $2,095, respectively)	19,841	18,428	18,678	13,135	9,577
Sales and marketing (exclusive of amortization of deferred stock compensation of $339, $37, $322, $1,250 and $1,909, respectively)	15,269	14,615	12,781	11,485	8,257
General and administrative (exclusive of amortization of deferred stock compensation of $0, $16, $128, $579 and $956, respectively)	9,083	6,602	4,859	5,191	4,364
Stock-based compensation	339	130	1,204	4,248	6,349
In-process research and development	—	—	—	1,100	—

Total cost and expenses	57,567	50,990	46,778	44,218	34,971

Operating income (loss)	(4,178)	2,013	(6,121)	1,395	(3,208)
Interest income	1,740	719	812	1,217	3,155
Interest and other expenses	(37)	37	(73)	(81)	(62)

Income (loss) before taxes	(2,475)	2,769	(5,382)	2,531	(115)
Income tax provision (benefit)	(2,160)	859	(1,532)	2,306	1,939

Net income (loss) attributable to common stockholders	$(315)	$1,910	$(3,850)	$225	$(2,054)

Basic and diluted net income (loss) per share	$(0.01)	$0.09	$(0.19)	$0.01	$(0.11)

Shares used in computing basic net income (loss) per share	22,187	21,391	20,750	19,902	18,819

Shares used in computing diluted net income (loss) per share	22,187	22,139	20,750	21,157	18,819

	September 30,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,841	$28,746	$38,930	$35,422	$27,868
Investments	40,997	34,366	20,180	24,037	30,084
Working capital	67,084	63,055	62,453	49,691	61,798
Total assets	114,494	109,188	96,562	100,354	77,796
Debt obligations	—	—	—	96	245
Accumulated deficit	(21,255)	(20,940)	(22,850)	(19,000)	(19,225)
Total stockholders’ equity	99,368	91,511	87,373	88,252	73,317

(1)	Fiscal 2005, 2004, 2003 and 2002 results included the impact of revenues and expenses from the operations of In-Chip Systems, Inc. subsequent to the date of its acquisition. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the acquisition of In-Chip Systems, Inc., which was consummated on May 24, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.
Overview

Business Environment
      Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms comprising memories, logic and I/ Os (input/output interface components). These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that power today’s consumer, communications, internet infrastructure, handheld and portable devices, computer and graphics applications.
      Our customers include fabless semiconductor companies, integrated device manufacturers and foundries. As semiconductor companies face increasing pressures to bring products to market faster and semiconductors have shorter product cycles, we focus on providing our customers a broad product offering as a means to satisfy a larger portion of our customers’ semiconductor IP needs, while positioning ourselves to offer advanced products as the semiconductor industry migrates to smaller geometries.
      The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by IDMs and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decision regarding these matters is heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenues, is likely to grow at times of positive outlook for the semiconductor industry. While in fiscal 2004 we saw signs of a moderate recovery in the semiconductor industry, our customers were cautious in their long-term business outlook during fiscal 2005.
      In fiscal 2005, we derived 82% of license revenue from the more advanced processes, 0.13 micron, 90nm and 65nm technologies, and 18% from the older process nodes, predominantly 0.18, 0.25 and 0.35 micron technologies. The Company expects the 0.13 micron, 90nm and 65nm technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. The Company’s royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 0.13 micron, 65nm and 90nm technologies, in addition to continued production on the 0.18 micron technology.
      We sell our product early in the design process, and there are time delays of 12 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

Sources of Revenues
      Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	semiconductor IP platforms;

•	embedded memory, logic and I/ O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells.
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
      The license of our semiconductor IP typically covers a range of platform, embedded memory, logic and I/O products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.
      We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory Systemtm and NOVeA® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.
      Currently, license fees represent a significant portion of our revenues, although over the last few years royalties have represented an increased percentage of our revenues. Royalty revenues for the years ended September 30, 2005, 2004, and 2003 were $11.0 million, $8.2 million, and $3.5 million, respectively.
      We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. In each of fiscal 2005, 2004, and 2003, no single customer generated more than 10% of our revenues, although one customer, TSMC, generated 10.0% of our fiscal 2005 revenues.
      Sales to customers located outside North America accounted for 63%, 62% and 52% of our revenues in fiscal 2005, 2004 and 2003, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Significant Events in Fiscal 2005

•	Our royalty revenues continued to increase, growing from $8.2 million in fiscal year 2004 to $11.0 million in fiscal year 2005 mainly as a result of a significant increase in manufacturing volumes by foundries in Asia, particularly of 0.13 micron technology where we have a broad product offering.

•	We continue to create and build relationships with emerging foundries and have entered into agreements with DongbuAnam, SilTerra and SMIC. This expands the number of technologies for which we sell our products and has the potential to increase our future royalties from customers that use these foundries.

•	We introduced the IPrima Mobiletm Ultra-Low-Power memories as the first offering in our IPrima family of application-optimized semiconductor IP platforms designed to address the unique requirements for such markets as consumer, communications and networking, computer and graphics, and portable and handheld and as part of our strategy of offering our customers advanced products that address the costs, yield and technical challenges of smaller geometries.

•	During fiscal 2005 we signed a total of 34 agreements for our 90 nanometer product offerings, 17 direct royalty-bearing agreements for the STAR Memory System, 6 direct royalty-bearing agreements for the NOVeA non-volatile embedded memory product and received orders from 34 new customers.
Critical Accounting Policies and Estimates
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
      Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.
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
      For agreements which include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is generally determined based on the stated renewal rate in each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.
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
      While we believe our estimates of hours incurred and the labor rates used in calculating percentage-of-completion for certain agreements involving customization are reasonable, however, different assumptions could materially affect the timing of our revenue recognition.

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

Valuation of Purchased Intangibles, Including Goodwill
      We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. In connection with the acquisition of In-Chip Systems Inc., the valuation of intangible assets was based on management’s estimates. Such estimates included cash flow projections, discount rates and estimated life of technology, which management believes are reasonable under the circumstances. Use of other estimates or assumptions may have resulted in a different valuation for such intangible assets acquired leading to changes in recorded asset values. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2005, management believes no impairment of intangible assets has occurred.

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
      The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123.” We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. At the time all non-employee options and warrants were valued, the instruments were immediately exercisable and there were no ongoing obligations from the holders. There were no stock options grants to non-employees, excluding non-employee directors, and no expenses recorded in the years ended September 30, 2005 and 2004. Expenses recorded for stock options granted to non-employees for the year ended September 30, 2003 was $790,000.
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

Income Taxes
      We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $8.8 million at September 30, 2005. Although the Company has reported losses in two of the three succeeding years, it believes that the carrying value of the net deferred tax assets is appropriate and is based on its estimates and assumptions for the generation of future taxable income in certain tax jurisdictions. Management evaluates the recoverability of the deferred tax assets and assesses the need, if any, for additional valuation allowances. Taxes payable were $1.6 million and $3.6 million at September 30, 2005 and 2004, respectively.
Results of Operations — Years Ended September 30, 2005, 2004 and 2003
      The following table lists the percentage of revenues for certain items in our consolidated statements of operations for the periods indicated:

	Year Ended September 30,

	2005	2004	2003

Revenue:
License	79.5%	84.5%	91.3%
Royalties	20.5	15.5	8.7

	100.0	100.0	100.0
Cost and expenses:
Cost of revenues	24.4	21.2	22.8
Research and development	37.2	34.8	45.9
Sales and marketing	28.6	27.6	31.4
General and administrative	17.0	12.4	12.0
Stock-based compensation	0.6	0.2	3.0

Total cost and expenses	107.8	96.2	115.1

Operating income (loss)	(7.8)	3.8	(15.1)
Interest income	3.3	1.3	2.0
Interest and other expenses	(0.1)	0.1	(0.2)
Income tax provision (benefit)	(4.0)	1.6	(3.8)

Net income (loss)	(0.6)%	3.6%	(9.5)%

      Revenues. Total revenues in fiscal 2005, 2004 and 2003 were as follows:

Fiscal Year	Total Revenues

2005	$53.4 million
2004	53.0 million
2003	40.7 million
      Revenues increased $0.4 million in 2005 from 2004 and $12.3 million in 2004 from 2003. The 2005 increase in revenue was the result of increases in royalty revenue of $2.7 million partially offset by a decline in license revenue of $2.3 million. The 2004 increase in revenue was the result of increases in both license and royalty revenue.

      The following table lists the percentage of license revenues by geometry for the years ended September 30, 2005, 2004, and 2003.

	Year Ended
	September 30,

	2005	2004	2003

By geometry:
0.18 micron technology	12%	16%	21%
0.13 micron technology	40	47	53
90-nanometer technology	36	32	7
65-nanometer technology	6	0	0
Other	6	5	19
      License revenues decreased $2.3 million in 2005 from 2004 and increased $7.6 million in 2004 from 2003. From a product perspective, 65-nanometer technology license revenue grew $2.3 million while 90-nanometer technology contributed sales of 36% of total in 2005 and 32% in 2004 up from 7% in 2003. These sales were derived from all categories of our customers: IDM (integrated device manufacturers), fabless and foundry semiconductor customers. During 2005, the percent of our license revenues derived from 0.13 micron technology decreased from 47% for fiscal 2004 to 40% for fiscal 2005, a drop of $4.1 million from 2004. The decrease in license revenues was primarily due to what we believe are fewer project design starts by fabless semiconductor customers on the 0.13 micron technology as evidenced by the decrease in sales of the 0.13 micron technology from 53% to 47% of total license revenues from 2003 to 2004.
      Royalties increased $2.7 million from 2004 to 2005 and $4.7 million from 2003 to 2004. The 2005 increase was supported by customers using our memory based product family. The 2004 increase was due to increased manufacturing volumes by foundries in Asia, particularly of 0.13 micron technology.
      For the years ended September 30, 2005, 2004 and 2003, total revenues by geography are as follows:

	Year Ended September 30,

	2005	2004	2003

By geography:
United States	$18,306	$17,472	$17,254
Canada	1,378	2,441	2,158
Japan	4,490	5,707	4,110
Taiwan	11,919	6,996	6,702
Europe, Middle East and Africa (EMEA)	9,239	12,545	6,890
Other	8,057	7,842	3,543

Total	$53,389	$53,003	$40,657

      From a geographic perspective, the 2005 increase resulted primarily from significant sales increases in Taiwan of $4.9 million, increases of $0.8 million in the United States and $0.2 million in Other geographic segments, partially offset by declining volumes in Europe, Middle East and Africa of $3.3 million, Japan of $1.2 million and Canada of $1.0 million. The increase in license revenue in 2004 from 2003 primarily resulted from a significant increase in sales outside of North America, which was driven by significant sales growth in global IDM accounts, by growth in Japan, and by a successful strategy of penetrating top-tier and emerging foundries in the Pacific Rim.
      Cost of Revenues. Cost of revenues in fiscal 2005, 2004 and 2003 were as follows:

Fiscal Year	Cost of Revenues

2005	$13.0 million
2004	11.2 million
2003	9.3 million

      Cost of revenues consists primarily of personnel expenses, the allocation of facilities, software maintenance/licensing fees and equipment expenses. The increase between 2004 and 2005 was due primarily to a $1.6 million increase in labor cost associated with increased headcount, a $0.5 million increase in third-party contractor expenses and a $0.3 million decrease in hardware and software tools expenses. The increase between 2003 and 2004 was due primarily to a $0.8 million increase in labor cost associated with bonus compensation consistent with our profitable operations as well as increased headcount, and $0.6 million increase in maintenance/license fees for third party software utilized in our product development. The decrease in cost of revenues as a percentage of revenues from 2004 to 2003 was attributable to improved labor utilization during a period of higher revenues on a year-over-year basis. Cost of revenues excludes $0, $29,000 and $255,000 of amortization of stock-based compensation for the years ended September 30, 2005, 2004 and 2003, respectively.
      Research and Development Expense. Research and development expenses in fiscal 2005, 2004 and 2003 were as follows:

Research and
Fiscal Year	Development Expenses

2005	$19.8 million
2004	18.4 million
2003	18.7 million
      Research and development expense increased 8% from 2004 to 2005 and decreased 1% from 2003 to 2004. The increase in research and development expense from 2004 to 2005 was due to an increase of $1.0 million in software license and maintenance fees, an increase in contractor expenses of $0.8 million, increases in travel and telecommunications of $0.3 million and an increase in personnel expenses of $0.2 million. This increase was offset by decreases in bonus expense of $0.5 million and depreciation expense of $0.4 million. The decrease in research and development expense from 2003 to 2004 was due to a decrease in depreciation expense of $0.5 million and lower personnel and consulting expenses of $0.3 million, which was the result of shifting personnel to activities associated with the development and delivery of our products, offset by an increase of $0.4 million in software license and maintenance fees and an increase in travel expense of $0.1 million. Research and development expense excludes $0, $48,000 and $499,000 of amortization of stock-based compensation for the years ended September 30, 2005, 2004 and 2003, respectively.
      Sales and Marketing Expense. Sales and marketing expenses in fiscal 2005, 2004 and 2003 were as follows:

Sales and
Fiscal Year	Marketing Expenses

2005	$15.3 million
2004	14.6 million
2003	12.8 million
      Sales and marketing expense increased 5% from 2004 to 2005 and 14% from 2003 to 2004. The increase in sales and marketing expense in 2005 was primarily due to increases of $0.8 million in labor cost, a $0.4 million increase in marketing communications, advertising and promotion costs, increases of $0.2 million in travel costs associated with increased headcount, increases of $0.1 million in telecommunication costs and $0.1 million in recruiting expenses offset by a $0.5 million decrease in commissions for third party sales reps, a $0.1 million decrease in bonuses for internal sales reps and a $0.3 million decrease in facilities and IT expenses allocated to marketing and sales. The increase in sales and marketing expense in 2004 was primarily due to costs of hiring more senior personnel and related higher compensation expense of $1.3 million, commensurate with revenue growth and growth in operations, and increase in advertising expense of $0.1 million, an increase in travel cost of $0.2 million, an increase in overhead expenses of $0.4 million, partially offset by a decrease in consulting expenses of $0.2 million related to market research.
      The number of employees in sales and marketing increased during 2005 from 52 to 62 and decreased from 57 to 52 during 2004. Sales and marketing as a percentage of revenues was 29% in fiscal 2005, down from

28% in fiscal 2004. Sales and marketing expense excludes $339,000, $37,000, and $322,000 of amortization of stock-based compensation for the years ended September 30, 2005, 2004 and 2003, respectively.
      General and Administrative Expense. General and administrative expenses in fiscal 2005, 2004 and 2003 were as follows:

General and
Fiscal Year	Administrative Expenses

2005	$9.1 million
2004	6.6 million
2003	4.9 million
      General and administrative expense increased 38% from 2004 to 2005 and increased 36% from 2003 to 2004. The increase in general and administrative expense between 2004 and 2005 was primarily due to additional costs of $1.8 million related to Sarbanes-Oxley implementation costs, $0.5 million of increased accounting, audit and outside service fees, the increase in personnel related expense of $0.8 million, an aggregate increase in IT, employee benefits and facilities of $0.5 million and increased legal fees of $0.2 million. These increases were offset by the decrease in business insurance, bonuses, depreciation and facilities expense of $1.2 million or $0.3 million each. The increase in general and administrative expense between 2003 and 2004 was primarily due to the increase in personnel related expense of $0.9 million, increased bad debt provision of $0.3 million, an increase in consulting expense of $0.3 million, increased rent costs of $0.4 million, offset by the decrease in legal and accounting fees of $0.2 million. General and administrative expense excludes $0, $16,000 and $128,000 of amortization of stock-based compensation for the years ended September 30, 2005, 2004 and 2003, respectively.
      Stock-Based Compensation. With respect to the grant of stock options and restricted stock to employees, our balance sheet reflects an aggregate deferred stock-based compensation of approximately $0, $0 and $130,000 for the years ended September 30, 2005, 2004 and 2003. This stock-based compensation balance for September 30, 2003 resulted from the grant of stock options to employees prior to our initial public offering that were determined to have been granted at an exercise price that was lower than the fair market value of our common stock for accounting purposes and to a lesser extent related to equity instruments acquired in connection with the acquisition of In-Chip Systems, Inc. in May 2002. The amount of deferred stock-based compensation is presented as a reduction of stockholders’ equity and is amortized under the multiple option approach, which results in recognizing expense on an accelerated basis over the vesting period of the applicable options, generally four years. Amortization, net of cancellations, was $0.3 million, $0.1 million and $1.2 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      Interest Income. Interest income was $1.7 million, $0.7 million and $0.8 million for the years ended September 30, 2005, 2004, 2003, respectively. Interest income increased from 2004 to 2005 due to the increasing interest rate environment and increased average balance of our investment holdings.
      Interest and Other Expenses. Interest and other expenses resulted in a net other expense of $37,000 in the year ended September 30, 2005, net other income of $37,000 for the year ended September 30, 2004 and net other expense of $73,000 for the year ended September 30, 2003. The net other expense in 2005 is primarily due to foreign exchange loss on foreign currencies in the amount of $23,000. The net other income in 2004 primarily includes foreign exchange gain on foreign currencies in the amount of $27,000. The net other expense in 2003 primarily includes interest expense paid on capital leases of $58,000.
      Income Tax Provision. For fiscal 2005, we recorded a tax provision benefit of $2.2 million on a pre-tax loss of $2.5 million, yielding an effective benefit tax rate of 87%. For fiscal 2004, we recorded a provision of $859,000 on a pre-tax income of $2.8 million, yielding an effective tax rate of 31%. For fiscal 2003, we recorded an income tax benefit of $1.5 million on a pre-tax loss of $5.4 million, yielding an effective tax rate of 28%. The 2005 effective tax rate differs from the U.S. statutory tax rate primarily due to benefits related to current year research credits, recovery of tax deductions related to stock based compensation programs and other immaterial items. The change in the effective tax rate from fiscal 2004 to 2005 is primarily due to the change in the Company’s pre-tax position, research credits and recovery of tax deductions for stock based compensation programs. The change in the effective tax rate from fiscal 2003 to fiscal 2004 is primarily the result of the company’s pre-tax income position after its pre-tax loss of $5.4 million due to lower than expected revenues in fiscal 2003.
      Additionally, the Company’s India branch office has received a tax assessment from the Government of India, Income Tax Department, for the tax year 2000-2001 claiming the Company owes approximately an additional $1.0 million in income taxes. The Company asserts that the claim is baseless but, in October 2004, has made a deposit of approximately $200,000 with the Indian tax authorities as required and is appealing the tax assessment with the Indian government’s Commissioner of Income Tax Appeals. In the event that an unfavorable outcome of the tax appeal process occurs, the Company believes it will not have a material impact on our financial position or on our cash flows.
Liquidity and Capital Resources
      At September 30, 2005, cash, cash equivalents and investments were $67.8 million compared to $63.1 million as of September 30, 2004. Of that, $26.8 million was held in cash and cash equivalents, a decrease of $1.9 million from cash and cash equivalents held at September 30, 2004 primarily as a result of the purchase of short-term and marketable fixed income securities. We held $41.0 million in investments at September 30, 2005, as compared to $34.3 million at September 30, 2004. In fiscal 2005, 2004 and 2003, operations were funded primarily from cash collections of accounts receivable.
      Net cash provided by operating activities was $2.4 million, $3.5 million and $2.9 million for fiscal 2005, 2004 and 2003, respectively. Net cash provided by operating activities of $2.4 million in 2005 resulted from a net loss of $0.3 million in fiscal 2005, adjusted for aggregate non-cash charges associated with depreciation and amortization of $2.8 million and the amortization of stock-based compensation of $0.3 million. The decrease in accounts receivable of $3.1 million was due primarily to increased collections of overdue customer receivables. Days sales outstanding for the fiscal fourth quarter of 2005, based on revenues of $12.8 million and net accounts receivable of $14.2 million, was 101 days, down from 104 days in the fourth quarter of fiscal 2004. Cash generated from the tax benefit of employee stock options of $1.7 million was offset by significant increases in deferred tax assets of $3.5 million due to recorded tax benefits associated with losses incurred during the year and decreases in income taxes payable of $2.0 million resulting from the Company’s net loss position in 2005. Other sources of cash were from a decrease in taxes receivable of $0.8 million from tax refunds received in 2005 relating to the prior year and an increase in deferred revenue of $0.9 million. Additional offsets include increases in prepaid expenses and other assets of $0.5 million attributed to additional maintenance contracts acquired to support growth in research and engineering and by decreases in accrued expenses of $0.9 million resulting from a decrease in bonus accruals due to the net loss position in 2005 and a decline in payroll accruals due to timing differences associated with a change in the payroll cycle.
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

      Net cash provided by operating activities in 2003 resulted from a net loss of $3.9 million in fiscal 2003, adjusted for aggregate non-cash charges associated with depreciation and amortization of $4.2 million and the amortization of stock-based compensation of $1.2 million. Reduced revenue levels and timing of customer payments from 2002 to 2003 led to significant decreases in accounts receivable of $5.2 million, partially offset by increases in prepaid expenses of $1.3 million resulting from purchases of software maintenance, a decrease in income taxes payable of $1.7 million due to the Company’s loss position, an decrease in deferred revenue of $0.3 million, and a decrease in accrued expenses of $0.5 million due to timing of payments.
      Net cash used in investing activities was $10.3 million, $15.8 million and $1.0 million for fiscal 2005, 2004 and 2003, respectively. The increase in the purchase of investments in 2005 from 2004 is primarily due to short term treasury investing activities. The decrease in cash used in investing activities in 2005 from 2004 is due to higher proceeds from the maturity of investments reinvested. The increase in cash used for investing activities from 2003 to 2004 is due primarily to increased treasury investing activities. As a result of lower interest rates, management elected to maintain cash as cash equivalents or shorter term instruments rather than commit funds to longer term instruments at the then current low interest rates.
      Net cash provided by financing activities was $6.1 million, $2.1 million and $1.6 million for fiscal 2005, 2004 and 2003, respectively. Net cash provided by financing activities in fiscal 2005 and 2004 reflects proceeds from the issuance of common stock of $6.1 million and $2.1 million, respectively associated with our employee stock options and employee stock purchase plans.
      The Company has no off-balance-sheet financing arrangements other than operating leases.
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
      The following table summarizes our contractual obligations (dollars in thousands):

			Less Than		1-3		4-5	After
Contractual Obligations	Total		1 Year		Years		Years	5 Years

Operating lease obligations	$4,732	(1)	$1,778	(1)	$2,303	(1)	$638	$13
Purchase obligations	3,007	(2)	2,554	(2)	453	(2)	—	—

Total operating lease and purchase obligations	$7,739		$4,332		$2,756		$638	$13

(1)	Includes $1.1 million and $277,000, respectively, payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under contracts for product development software licenses and maintenance.

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

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$12,792	$11,954	$12,784	$15,859	$15,314	$13,852	$12,977	$10,860
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $7, $11, $11, respectively)	3,523	3,373	3,102	3,037	3,040	2,872	2,867	2,436
Research and development (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $12, $17, $19, respectively)	4,613	5,366	5,089	4,773	4,731	4,645	4,639	4,413
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $0, $339, $0, $0, $9, $14, $14, respectively)	3,492	3,794	4,170	3,813	3,784	3,869	3,714	3,248
General and administrative (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $4, $6, $6, respectively)	2,805	2,235	2,109	1,934	1,762	1,759	1,636	1,445
Stock-based compensation	—	—	339	—	—	32	48	50

Total cost and expenses	14,433	14,768	14,809	13,557	13,317	13,177	12,904	11,592

Operating income (loss)	(1,641)	(2,814)	(2,025)	2,302	1,997	675	73	(732)
Interest income	539	456	425	320	255	158	144	162
Interest and other expenses	(7)	(23)	19	(26)	33	6	(8)	6

Income (loss) before taxes	(1,109)	(2,381)	(1,581)	2,596	2,285	839	209	(564)
Income tax provision (benefit)	(1,341)	(1,083)	(593)	857	777	268	19	(205)

Net income (loss) attributable to common stockholders	$232	$(1,298)	$(988)	$1,739	$1,508	$571	$190	$(359)

Basic net income (loss) per share	$0.01	$(0.06)	$(0.04)	$0.08	$0.07	$0.03	$0.01	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.06)	$(0.04)	$0.08	$0.07	$0.03	$0.01	$(0.02)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	27.5	28.2	24.3	19.2	19.9	20.8	22.1	22.4
Research and development	36.1	44.9	39.7	30.1	30.9	33.5	35.7	40.6
Sales and marketing	27.3	31.7	32.6	24.0	24.7	27.9	28.6	29.9
General and administrative	21.9	18.7	16.5	12.2	11.5	12.7	12.6	13.3
Stock-based compensation	—	—	2.7	—	—	0.2	0.4	0.5

Total cost and expenses	112.8	123.5	115.8	85.5	87.0	95.1	99.4	106.7

Operating income (loss)	(12.8)	(23.5)	(15.8)	14.5	13.0	4.9	0.6	(6.7)
Interest income	4.2	3.8	3.3	2.0	1.7	1.1	1.1	1.6
Interest and other expenses	(0.1)	(0.2)	0.2	(0.1)	0.2	—	(0.1)	(0.1)

Income (loss) before taxes	(8.7)	(19.9)	(12.3)	16.4	14.9	6.0	1.6	(5.2)
Income tax provision (benefit)	(10.5)	(9.0)	(4.7)	5.4	5.1	1.9	0.1	(1.9)

Net income (loss)	1.8%	(10.9)%	(7.6)%	11.0%	9.8%	4.1%	1.5%	(3.3)%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
      We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. We maintain an investment portfolio of various issuers, types and maturities. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Cash, cash equivalents and marketable securities in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
      The table below presents the carrying values and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values at September 30, 2005 and 2004. At September 30, 2005, marketable securities consisted of $34.4 million with a maturity date of less than one year and $6.6 million with a maturity date of greater than one year.

		Annualized		Annualized
	Carrying	Rate of	Carrying	Rate of
	Value at	Return at	Value at	Return at
	September 30,	September 30,	September 30,	September 30,
Cash, Cash Equivalents and Marketable Securities:	2005	2005	2004	2004

	(In thousands)	(Annualized)	(In thousands)	(Annualized)
Cash and cash equivalents — fixed rate	$9,148	3.3%	$9,709	1.6%
Money market fund — variable rate	17,693	2.8%	19,037	1.5%

Total cash and cash equivalents	26,841		28,746
Marketable securities — fixed rate	40,997	3.3%	34,366	2.0%

Total cash, cash equivalents and marketable securities	$67,838		$63,112

Item 8.	Financial Statements and Supplementary Data.
      The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 7 “Selected Consolidated Financial Data.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Because of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms or (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.
      Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-K present in all material respects the Company’s financial position, results of operations and cash flows for all periods presented in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, management identified the following material weaknesses in internal control over financial reporting:

1.	The Company did not maintain effective controls over the accuracy and completeness of foreign currency translations. Specifically, the Company’s controls over the translation of transactions and account balances denominated in foreign currencies did not operate effectively to ensure that the translated amounts were determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the cumulative translation adjustment and research and development expenses in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including the cumulative translation adjustment and research and development expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain effective controls over the accuracy and completeness of its income tax provision, and the related income taxes payable and deferred income tax assets and liabilities. Specifically, controls over the reconciliation of current income taxes payable to tax payments made, and controls over the reconciliation of differences between the income tax basis and financial reporting basis of assets and liabilities used for recording deferred income tax assets and liabilities were not effective. This control deficiency resulted in audit adjustments to the provision for income taxes, income taxes payable, deferred income tax assets and additional paid-in capital in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.	The Company did not maintain effective controls over the preparation, review, presentation and disclosure of its consolidated statement of cash flows. Specifically, the Company lacked effective controls to ensure cash flows from the purchase of investments and proceeds from the maturity of investments were accurately presented in the Company’s consolidated statement of cash flows. This control deficiency resulted in audit adjustments to the statements of cash flows in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the statements of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control — Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses
      The Audit Committee of the Board of Directors has adopted certain remedial measures that are designed to improve the Company’s internal control over financial reporting and to address the material weaknesses (the “Remedial Measures”). The Remedial Measures include, but are not limited to, the following:

(1)	Foreign currency translations – The Company’s planned Remedial Measures include the enhancement of standardized control procedures and checklists for foreign exchange calculations. These checklists are designed to ensure translated amounts are determined in accordance with generally accepted accounting principles. Additionally, the Company is planning to implement redundant review controls related to the translation of foreign currencies which are to be performed by an individual independent of the preparer and initial reviewer.

(2)	Income taxes – The Company’s planned Remedial Measures include the continued use of outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis and calculation of its income tax provision including income taxes payable and deferred income taxes. Furthermore, the Company plans to develop a comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

(3)	Statement of cash flows – The Company’s planned Remedial Measures include the expansion of standardized control procedure and checklists for quarterly control procedures related to the preparation and review of the statements of cash flows preparation. Additionally, the Company is planning to implement monitoring controls over the preparation of the statement of cash flows which are to be performed by an individual independent of the preparer and initial reviewer.

      Additionally, the Company’s planned Remedial Measures are intended to generally enhance our internal control over financial reporting by ensuring the Company has sufficient personnel with knowledge, experience and training specifically related to foreign currency translations, income taxes and the preparation and review of the statement of cash flows.
      At the direction of, and in consultation with the Audit Committee, management currently is implementing the above Remedial Measures and intends to complete their implementation during Fiscal 2006.

Changes in Internal Control Over Financial Reporting
      There have been no changes in Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      Chairman’s Compensation. On September 1, 2005, at Mr. McCranie’s request, the Company’s Board of Directors reversed the changed the compensation for Mr. McCrainie that was previously reported on a Form 8-K filed with the Securities and Exchange Commission on March 24, 2005. As a result, Mr. McCranie’s cash compensation for services as chairman remained $25,000 per quarter for 2005 with no cash fees to be paid after December 31, 2005 until such time as he and the board agree that cash fees should be reinstituted. These actions were taken at Mr. McCrainie’s request in response to an overall effort by the company to reduce expenses.
      Changes to Employee Stock Purchase Plan. On September 1, 2005, the Board of Directors of the Company, upon the recommendation and approval of the Compensation Committee of the Board, approved amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is a plan qualified under Section 423 of the Internal Revenue Code that allows eligible employees of the Company to purchase shares of the Company’s common stock at a discount on the stock’s market value through payroll deductions of their compensation. As a result of the amendments, which take effect for offering periods beginning on or after September 1, 2005, the purchase price for shares purchased will represent a 5% discount on the price of the stock on the purchase date (rather than a discount of 15% on the lower of the closing price of the stock on the first day of the offering period or the closing price on the purchase date).
      Fiscal Year 2006 Bonus Plan. On November 10, 2005, the Compensation Committee of the Board of Directors of Virage Logic Corporation (the “Company”) adopted the FY 2006 Bonus Plan (the “Plan”). The Plan is intended to align compensation with business objectives and performance, and it covers all US employees of the Company except for sales personnel, including its executive officers. Bonuses under the Plan will be paid based on achievement of operating income targets and target bonus payments established for each participant based on the individual’s grade level and base salary. Target bonus payments under the Plan for executive officers range from 25-50% of the executive’s base salary. The aggregate amount of the bonuses paid under the Plan will not exceed 10% of the pre-bonus operating income of the Company.
      The foregoing summary is qualified in its entirety by reference to the FY2006 Bonus Plan, a copy is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending September 30, 2005.
      Officers Salary Reduction. On November 21, 2005, our President and Chief Executive Officer, Adam Kablanian, and its Vice President of R&D and our Chief Technical Officer, Alex Shubat, each agreed to a 10% reduction in their annual salary effective October 1, 2005. Mr. Kablanian’s annual salary will be reduced from $267,087 to $240,378. Mr. Shubat’s annual salary will be reduced from $191,703 to $172,533. Both of the individuals’ salaries will be reinstated to their former levels on October 1, 2006.
      Nonemployee Director Compensation. On December 16, 2005, upon the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company’s Board of Directors approved certain changes to compensation arrangements for non-employee directors of the Company effective January 1, 2006 as follows: the Audit Committee chairperson will receive an annual cash retainer of $10,000, and the chairperson of the Compensation Committee will receive an annual cash retainer of $5,000. Each other member of the Audit Committee will receive an annual cash retainer of $2,500.
      Cash Bonus. On December 16, 2005, the Company’s Board of Directors approved a cash bonus award for James Ensell, the Company’s Vice President of Marketing and Business Development payable as follows: a cash payment of $50,000 payable on December 31, 2005 and an additional cash payment of $50,000 payable on December 31, 2006. This bonus award is dependent on Mr. Ensell’s continued employment with the Company and maintaining his status as an employee in good standing through December 31, 2006.
      Adjustment and Reclassification of Certain Items included in our Preliminary Unaudited Financial Statements and Earnings Release. Subsequent to the issuance of our preliminary unaudited financial statements in conjunction with our earnings announcement on October 27, 2005, the Company identified an adjustment of $422,000 relating to the translation of its accounts and transactions denominated in a currency other than the U.S. dollar relating to an overstatement of research and development expenses. The effects of this adjustment reduced our previously reported Net loss per share by $.02, from $(0.03) to $(0.01) and from $(0.00) to $0.01 for the twelve and three month periods ended September 30, 2005, respectively. The net loss attributable to common stockholders was reduced from approximately $(575,000) to $(315,000) for the year ending September 30, 2005. Our net loss attributable to common stockholders was reduced from $(28,000) to net income of $232,000 for the three month period ending September 30, 2005. Research and development expense decreased by the pre-tax amount of $422,000 in both periods previously reported. The effect on the Balance Sheet was to reduce Accumulated other comprehensive income in Stockholders’ Equity and Deferred tax assets by $422,000. Our Accumulated deficit decreased by the after tax amount of $260,000. As a result of this adjustment the Company’s reported Assets and Liabilities decreased by $162,000. The adjustment had no effect on the net decrease in Cash and Cash Equivalents as presented in the Consolidated Statements of Cash Flows.
      Additionally, the Company determined that its balance sheet presentation at September 30, 2005 of its foreign tax credits should be reclassified from an amount reducing our Income Tax Payable to Deferred Tax assets in the amount of $952,000. The Company also reclassified approximately $61,000 of unrealized loss on available-for-sale securities from Short-term Investments to Long-term Investments. As a result of these reclassifications the Company’s reported Assets and Liabilities increased by $952,000. These adjustments had no effect on the net decrease in Cash and Cash Equivalents as presented in the Consolidated Statements of Cash Flows.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1 — Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.
      The information required by this item concerning our executive officers and family relationships is incorporated by reference to the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”
      The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled

“Security Ownership of Certain Holders-Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.
      The Company’s Code of Ethics was filed as exhibit 14.1 of our last year Annual Report. Our Code of Ethics is also publicly available on the investor relations page of our website at www.viragelogic.com. The information required by this item concerning the Company’s Code of Ethics is incorporated by reference to the section entitled “Code of Ethics” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Item 11.	Executive Compensation
      The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.

Item 14.	Principal Accountant Fees and Services
      The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Fees of Accountants” in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended September 30, 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

(b) Index to Financial Statement Schedules:

(1)	Schedule II Valuation and Qualifying Accounts	75

(c) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(10)

4.1	Specimen Common Stock Certificate(1)

4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)

10.1	1997 Equity Incentive Plan, as amended(3)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(2)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#

10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)

10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)

10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.11	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(15)*

10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*

10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*

10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#

10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002 (9)

10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

10.18	Notices of Grant of Stock options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*

10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*

10.20	Virage Logic Corporation 2005 Bonus Plan(12)*

10.21	Agreement and Release dated February 24, 2005(13)*

10.22	Virage Logic Corporation 2006 Bonus Plan*

10.23	Officer Salary Reduction Agreement with Adam Kablanian*

10.24	Officer Salary Reduction Agreement with Alex Shubat*

Exhibit
Number	Description of Document

10.25	Cash Bonus Agreement with James Ensell*

14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)(14)

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).

(2)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(14)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2004.

(15)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Virage Logic Corporation:
We have completed an integrated audit of Virage Logic Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Virage Logic Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, because the Company did not maintain effective controls over (1) the accuracy and completeness of foreign currency translations; (2) the accuracy and completeness of its income tax provision and the related income taxes payable and deferred income tax assets and liabilities; and (3) the preparation, review, presentation and disclosure of its consolidated statement of cash flows, based on criteria established inInternal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of September 30, 2005:
(1) The Company did not maintain effective controls over the accuracy and completeness of foreign currency translations. Specifically, the Company’s controls over the translation of transactions and account balances denominated in foreign currencies did not operate effectively to ensure that the translated amounts were determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the cumulative translation adjustment and research and development expenses in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of significant accounts and disclosures, including the cumulative translation adjustment and research and development expenses, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(2) The Company did not maintain effective controls over the accuracy and completeness of its income tax provision, and the related income taxes payable and deferred income tax assets and liabilities. Specifically, controls over the reconciliation of current income taxes payable to tax payments made, and controls over the reconciliation of differences between the income tax basis and financial reporting basis of assets and liabilities used for recording deferred income tax assets and liabilities were not effective. This control deficiency resulted in audit adjustments to the provision for income taxes, income taxes payable, deferred income tax assets and additional paid-in capital in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
(3) The Company did not maintain effective controls over the preparation, review, presentation and disclosure of its consolidated statement of cash flows. Specifically, the Company lacked effective controls to ensure cash flows from the purchase of investments and proceeds from the maturity of investments were accurately presented in the Company’s consolidated statement of cash flows. This control deficiency resulted in audit adjustments to the statements of cash flows in the Company’s 2005 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the statements of cash flows that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Virage Logic Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Virage Logic Corporation has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established inInternal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
December 28, 2005

VIRAGE LOGIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,841	$28,746
Short-term investments	34,410	27,144
Accounts receivable, net	14,201	17,756
Costs in excess of related billings on uncompleted contracts	896	670
Prepaid expenses and other	4,517	4,079
Taxes receivable	493	1,302

Total current assets	81,358	79,697
Property, equipment and leasehold improvements, net	5,093	4,090
Goodwill	9,782	9,782
Other intangible assets, net	2,375	2,762
Deferred tax assets	8,604	5,225
Long-term investments	6,587	7,222
Other long-term assets	695	410

Total assets	$114,494	$109,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$770	$506
Accrued expenses	3,623	5,019
Deferred revenues	8,440	7,548
Income tax payable	1,441	3,569

Total current liabilities	14,274	16,642
Deferred tax liability	852	1,035

Total liabilities	15,126	17,677
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $.001 par value:
Authorized shares — 150,000,000 at September 30, 2005 and 2004; Issued and outstanding shares — 22,547,504 and 21,580,437 at September 30, 2005 and 2004, respectively	23	22
Additional paid-in capital	120,548	112,457
Accumulated other comprehensive income (loss), net	52	(28)
Accumulated deficit	(21,255)	(20,940)

Total stockholders’ equity	99,368	91,511

Total liabilities and stockholders’ equity	$114,494	$109,188

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except
	per share data)
Revenue:
License	$42,425	$44,775	$37,137
Royalties	10,964	8,228	3,520

Revenues	53,389	53,003	40,657
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $29 and $255, respectively)	13,035	11,215	9,256
Research and development (exclusive of amortization of deferred stock compensation of $0, $48 and $499, respectively)	19,841	18,428	18,678
Sales and marketing (exclusive of amortization of deferred stock compensation of $339, $37 and $322, respectively)	15,269	14,615	12,781
General and administrative (exclusive of amortization of deferred stock compensation of $0, $16 and $128, respectively)	9,083	6,602	4,859
Stock-based compensation	339	130	1,204

Total cost and expenses	57,567	50,990	46,778

Operating income (loss)	(4,178)	2,013	(6,121)
Interest income	1,740	719	812
Interest and other expenses	(37)	37	(73)

Income (loss) before taxes	(2,475)	2,769	(5,382)
Income tax provision (benefit)	(2,160)	859	(1,532)

Net income (loss) attributable to common stockholders	$(315)	$1,910	$(3,850)

Basic and diluted net income (loss) per share	$(0.01)	$0.09	$(0.19)

Shares used in computing basic net income (loss) per share	22,187	21,391	20,750

Shares used in computing diluted net income (loss) per share	22,187	22,139	20,750

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other		Total
			Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

	(In thousands, except share data)
Balance at September 30, 2002	20,928,231	$20	$110,530	$(3,326)	$28	$(19,000)	$88,252
Common stock issued under stock option plan and stock purchase plan, net of repurchases	221,928	1	1,474	—	—	—	1,475
Exercise of warrants	50,000	—	200	—	—	—	200
Amortization of stock-based compensation	—	—	(1,992)	3,196	—	—	1,204
Tax benefit from employee stock option plan	—	—	118	—	—	—	118
Unrealized gain(loss) on investments, net	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	(3,850)	(3,850)

Balance at September 30, 2003	21,200,159	$21	$110,330	$(130)	$2	$(22,850)	$87,373
Common stock issued under stock option plan and stock purchase plan, net of repurchases	380,278	1	2,052	—	—	—	2,053
Amortization of stock-based compensation	—	—	—	130	—	—	130
Tax benefit from employee stock option plan	—	—	75	—	—	—	75
Unrealized gain(loss) on investments, net	—	—	—	—	(30)	—	(30)
Net income	—	—	—	—	—	1,910	1,910

Balance at September 30, 2004	21,580,437	$22	$112,457	$—	$(28)	$(20,940)	$91,511
Common stock issued under stock option plan and stock purchase plan, net of repurchases	967,067	1	6,049	—	—	—	6,050
Amortization of stock-based compensation	—	—	339	—	—	—	339
Tax benefit from employee stock option plan	—	—	1,703	—		—	1,703
Cumulative foreign exchange translation adjustment	—	—		—	255	—	255
Unrealized gain (loss)on investments, net	—	—	—	—	(175)	—	(175)
Net income	—	—	—	—	—	(315)	(315)

Balance at September 30, 2005	22,547,504	$23	$120,548	$—	$52	$(21,255)	$99,368

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Operating activities
Net income(loss)	$(315)	$1,910	$(3,850)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	417	366	34
Depreciation and amortization	2,445	3,204	3,784
Amortization of intangible assets	387	386	385
Tax benefit on employee stock plans	1,703	75	118
Amortization of stock-based compensation	339	130	1,204
Changes in operating assets and liabilities:
Accounts receivable	3,138	(7,623)	5,155
Costs in excess of billings on uncompleted contracts	(226)	(51)	201
Prepaid expenses and other	(487)	(259)	(1,308)
Taxes receivable	809	(1,302)	—
Deferred tax assets	(3,379)	(2,284)	(500)
Other long term assets	(285)	(18)	18
Accounts payable	264	(301)	369
Accrued expenses	(896)	1,248	(469)
Deferred revenues	892	4,935	(323)
Income tax payable	(2,128)	3,260	(1,740)
Deferred tax liability	(183)	(154)	(154)

Net cash provided by operating activities	2,495	3,522	2,924
Investing activities
Purchase of property, plant and equipment	(3,169)	(1,044)	(4,326)
Purchase of investments	(51,609)	(34,716)	(29,114)
Proceeds from maturity of investments	44,803	20,500	32,945
Payment of merger-related obligation	(500)	(500)	(500)

Net cash used in investing activities	(10,475)	(15,760)	(995)
Financing activities
Net proceeds from issuance of stock	6,050	2,054	1,675
Payments on capital lease obligations	—	—	(96)

Net cash provided by financing activities	6,050	2,054	1,579

Effect of exchange rates on cash	25	—	—

Net increase (decrease) in cash and cash equivalents	(1,905)	(10,184)	3,508

Cash and cash equivalents at beginning of year	28,746	38,930	35,422

Cash and cash equivalents at end of year	$26,841	$28,746	$38,930

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$58

Cash paid for income taxes	$(34)	$9	$1,226

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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
      Revenues from perpetual licenses for our semiconductor IP products are generally recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Revenues from term-based licenses, which are generally twelve months in duration, are recognized ratably over the term of the license, provided the criteria mentioned above are met.
      License of custom memory compilers and logic libraries may involve customization to the functionality of the software, therefore revenues from such licenses are recognized in accordance with the provisions of Statement of Position 81-1 over the period that we perform services. Revenues derived from library

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by deducting the aggregate value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor specific objective evidence of fair value of each element of an arrangement is based upon the normal pricing for such licensed product and service when sold separately, and for maintenance, it is generally determined based on the stated renewal rate within each contract. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once we complete the provision of the services. Maintenance revenues are recognized ratably over the contractual term of the maintenance period, which is generally twelve months.
      The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is probable and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenue on the payment due date, assuming collection is probable. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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

Fair Value of Financial Instruments
      The Company’s financial instruments, including cash equivalents, investments, accounts receivable and accounts payable are recorded at cost, which approximates their fair value because of the short-term maturity of these instruments. Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. Cash equivalents are invested in money market funds custodied with major financial institutions. Investments with original maturities of greater than ninety days are recorded as short-term or long-term investments. Those with maturities of less than one year are included in current assets and classified as short-term investments. Those with maturities greater than one year are considered long-term investments. The Company classified all investments as of September 30, 2005 and September 30, 2004 as available-for-sale securities. Such investments consist of United States government obligations, mortgage backed securities and commercial paper which are stated at fair value, with unrealized gains and losses on

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such securities reflected, net of tax, as other comprehensive income. Realized gains and losses on investments are included in earnings.

Long-term Investment
      Long-term investments include government agency and corporate bonds of $6.6 million and $7.2 million with maturity dates greater than one year for the fiscal years ended September 30, 2005 and 2004, respectively.

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

Accounting for Internal-Use Computer Software
      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1. The Company has purchased and capitalized approximately $1.5 million and $147,000 during the years ended September 30, 2005 and 2004, respectively, of internal use software. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Goodwill and Intangible Assets
      In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. At September 30, 2005 the Company had an intangible balance of $162,000 related to goodwill and customer list purchased on December 1, 1999, an intangible value of $2.2 million related to technology acquired through the acquisition of In-Chip Systems, Inc. (In-Chip) and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In accordance with SFAS 142, the Company did not amortize goodwill related to the In-Chip acquisition. No impairment charge or amortization of goodwill was recorded during the years ended September 30, 2005 and 2004.

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

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As required by the provisions of SFAS No. 142, the Company evaluates goodwill for impairment on an annual basis in September or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

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
      The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” (EITF 96-18). We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expenses recorded in the years ended September 30, 2005 and 2004. Expenses recorded for stock options granted to non-employees for the year ended September 30, 2003 was $790,000.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Years Ended September 30,

	2005	2004	2003

Net income (loss) — as reported	$(315)	$1,910	$(3,850)
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	207	86	795
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,455)	(6,251)	(7,116)

Proforma net loss	$(4,563)	$(4,255)	$(10,171)

Net income (loss) per share — as reported
Basic and diluted	$(0.01)	$0.09	$(0.19)
Net income (loss) per share — Proforma
Basic and diluted	$(0.21)	$(0.19)	$(0.49)
Shares used in computing net income (loss)
Basic	22,187	21,391	20,750
Diluted	22,187	21,391	20,750
      The SFAS 123 adjusted impact of options on the net loss for the years ended September 30, 2005, 2004, 2003 is not representative of the effects on net income (loss) for future years.

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

Customer Concentrations
      In fiscal 2005, one customer accounted for 10% of total revenues. In fiscal 2004 and 2003, no individual customer accounted for 10% or more of total revenues.

Advertising Expense
      The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $1,258,000, $793,000, and $649,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development
      In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, costs incurred after the establishment of technological feasibility have not been significant and, therefore, have been expensed.

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
      The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except
	per share data)
Net income (loss)	$(315)	$1,910	$(3,850)

Weighted average shares of common stock outstanding	22,187	21,417	21,019
Less weighted average shares subject to repurchase	—	(26)	(269)

Shares used in computing basic net income (loss) per share	22,187	21,391	20,750

Items net of treasury stock buyback:
Employee stock options	—	748	—

Shares used in computing diluted net income per share	22,187	22,139	20,750

Net income (loss) per share:
Basic and diluted	$(0.01)	$0.09	$(0.19)

      The Company has excluded all outstanding options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for the years ended September 30, 2005 and September 30, 2003. Options to purchase 5,705, 6,024 and 5,594 shares of common stock have been excluded for the years ended September 30, 2005, 2004, and 2003, respectively. There were no shares subject to repurchase as of September 30, 2005 and September 30, 2004. Shares subject to repurchase totaled 86,253 as of September 30, 2003.

Comprehensive Income (Loss)
      In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss). Comprehensive income includes unrealized gains and losses on investments and foreign currency translation adjustments, and is presented in the Statement of Stockholders’ Equity.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total comprehensive income (loss) is as follows (in thousands):

	Year Ended September 30,

	2005	2004	2003

Net income (loss)	$(315)	$1,910	$(3,850)
Foreign currency translation adjustment, net of tax	157	—	—
Change in net unrealized gain on investment, net of tax	(105)	(28)	(19)

Total comprehensive income (loss)	$(263)	$1,882	$(3,869)

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

Recent Accounting Pronouncements
      FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As currently the Company does not plan to repatriate profits from its foreign operations, the provision will not have significant effects on the Company’s consolidated results of operations. Should the Company decide to repatriate foreign profits in the future any effect on the Company’s tax accounts will be reflected in the quarter in which a decision is made to apply the provision.
      On December 16, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 14, 2005, the Securities and Exchange Commission (SEC) adopted a rule amendment that delayed the compliance dates for SFAS 123R such that companies are required to adopt the new standard no later than April 1, 2006. The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that it will result in certain stock-based compensation expense. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R. The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R.

Amendments of Statement of Cash Flow Disclosures
      The results of the amounts reported in the statement of cashflow disclosures for the year ended September 30, 2005, relating to the purchase of investments and proceeds from the maturity of investments have been amended for amounts previously reported in the quarterly financial reports relating to miss-classifications through the nine months ended September 30, 2005.

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

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues by geographic region are based on the region the customers are located. They are as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Revenues:
United States	$18,306	$17,472	$17,254
Canada	1,378	2,442	2,158
Japan	4,490	5,707	4,110
Taiwan	11,919	6,996	6,702
Europe, Middle East, and Africa (“EMEA”)	9,239	12,545	6,890
Other Asia	8,057	7,841	3,543

Total	$53,389	$53,003	$40,657

      Long-lived assets are located primarily in the United States, with the exception of the building in Armenia. The building and leasehold improvements are reported at a net book value of approximately $2.0 million.
      Percentage of license revenues by geometry are as follows:

	Year Ended September 30,

	2005	2004	2003

By geometry:
0.18 micron technology	12%	16%	21%
0.13 micron technology	40	47	53
90-nanometer technology	36	32	7
65-nanometer technology	6	0	0
Other	6	5	19
      The Company has only one product line, therefore disclosure by product groupings is not applicable.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Components
      Marketable securities, classified as available-for-sale securities, included the following (in thousands):

	September 30, 2005			September 30, 2004

	Fair Market	Amortized	Unrealized	Fair Market	Amortized	Unrealized
	Value	Cost	Loss	Value	Cost	Loss

Investments:
Government and Federal Agency bonds	$26,287	$26,407	$(120)	$17,467	$17,491	$(24)
Commercial paper	8,123	8,145	(22)	9,677	9,679	(2)

Short-term marketable securities	34,410	34,552	(142)	27,144	27,170	(26)

Long-term Government and Federal Agency bonds	6,587	6,649	(62)	6,704	6,705	(1)
Corporate bonds	—	—	—	518	519	(1)

Long-term marketable securities	$6,587	$6,649	$(62)	$7,222	$7,224	$(2)

Total marketable securities	$40,997	$41,201	$(204)	$34,366	$34,394	$(28)

	September 30,

	2005	2004

	(In thousands)
Accounts receivable, net:
Accounts receivable	$15,356	$18,494
Allowance for doubtful accounts	(1,155)	(738)

Total	$14,201	$17,756

      No write-offs were recorded against the allowance for doubtful accounts in the years ended September 30, 2005 and September 30, 2003. Write-offs of $366,000 were recorded in the years ended September 30, 2004.

	September 30,

	2005	2004

	(In thousands)
Property, equipment and leasehold improvements, net:
Building in Armenia	$2,304	$1,505
Furniture and fixtures	1,077	983
Computers and equipment	7,902	6,553
Software	10,496	9,037
Leasehold improvements	1,100	1,294

	22,879	19,372
Less accumulated depreciation and amortization	(17,786)	(15,282)

Total	$5,093	$4,090

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation and amortization expense related to property, equipment and leasehold improvements totaled $2.4 million, $3.2 million, $3.8 million for the years ended September 30, 2005, 2004 and 2003, respectively.

	September 30,

	2005	2004

	(In thousands)
Intangible assets, net:
Intangible assets	$4,149	$4,149
Accumulated amortization	(1,774)	(1,387)

Total	$2,375	$2,762

      Estimated amortization expenses for intangible assets are $386, $362, $314, $314 and $314 thousand for the fiscal years ending September 30, 2006, 2007, 2008, 2009 and 2010, respectively.

	September 30,

	2005	2004

	(In thousands)
Accrued expenses:
Accrued payroll and related expenses	$1,888	$2,944
Accrued acquisition costs	—	500
Other accruals	1,735	1,575

Total	$3,623	$5,019

Accumulated other comprehensive income:
Unrealized gain on investments	$(203)	$(28)
Cumulative translation adjustment	$255	$—

Total	$52	$(28)

Note 4.	Commitments and Contingencies
      Except for the new Armenia building, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $2.1, $2.3 million and $1.2 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      Aggregate future minimum lease payments under operating leases as of September 30, 2005 are as follows (in thousands):

Operating
Leases

2006	$1,778
2007	950
2008	681
2009	672
2010	533
Thereafter	118

Total minimum lease and principal payments	$4,732

      The Company had no future capital lease obligations as of September 30, 2005.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2003, our development center in Armenia moved into our new building. Substantially all the leasehold improvements have been completed and these assets are being depreciated over their respective useful lives.
      Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2005.
      The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45. Currently, we have no liabilities recorded for these agreements as of September 30, 2005.
      Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 5.	Stockholders’ Equity

Common Stock
      The Company is authorized to issue up to 150,000,000 shares of common stock. As of September 30, 2005, 22,547,504 shares of common stock were issued and outstanding.
      At September 30, 2005, common stock was reserved for issuance as follows:

Equity Incentive Plans	7,693,202
Employee Stock Purchase Plans	100,470

7,793,672

Equity Incentive Plans
      In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable within the times or upon the events determined by the board of directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the Company at the original exercise price until the underlying options have vested. At September 30, 2005, there were no shares issued and outstanding under the plans that were subject to repurchase.
      Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 1997 Plan and the 2002 Plan. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2005, no such shares have been granted.
      Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price

Balance at September 30, 2002	1,299,088	4,417,966	$11.32

Additional options authorized	950,000	—	—
Options granted	(1,563,049)	1,563,049	$6.99
Options exercised	—	(101,606)	$3.14
Options canceled	371,493	(371,493)	$12.83

Balance at September 30, 2003	1,057,532	5,507,916	$10.16

Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance at September 30, 2004	1,374,521	6,024,291	$9.99

Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance at September 30, 2005	1,988,532	5,704,670	$10.12

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
	Shares	Price	Contractual Life	Shares	Price

			(In years)
$ 0.02 - $ 4.00	432,448	$1.46	4.13	432,448	$1.46
$ 4.00 - $ 5.61	573,943	$5.17	6.85	325,895	$4.94
$ 5.62 - $ 8.63	1,257,954	$7.91	9.08	249,042	$7.59
$ 8.64 - $ 9.49	623,009	$9.08	8.40	230,484	$8.92
$ 9.50 - $10.35	543,890	$9.94	7.87	294,574	$10.00
$10.36 - $14.00	893,188	$12.25	7.04	662,251	$12.58
$14.01 - $16.00	444,584	$15.13	6.80	298,290	$15.10
$16.01 - $16.20	580,808	$16.11	6.36	424,459	$16.11
$16.20 - $22.81	354,846	$17.18	6.88	246,281	$17.14

Total	5,704,670			3,163,724

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions: a risk-free interest rate of 3.61% for 2005, 2.83% for 2004, and 2.25% for 2003, no dividend yield for all years, expected stock price volatility of 61% in 2005, 79% in 2004 and 90% in 2003 and a weighted average expected option life of three to four years.
      The options’ weighted average fair value, which is the value assigned to the options under SFAS 123, was $5.11, $7.57 and $5.35 for options granted during 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plans
      In April 2000, the Company’s board of directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 507,419 shares of common stock has been reserved for issuance under this plan. In July 2001, the board of directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001 Foreign Plan. As of September 30, 2005, a total of 100,470 shares were reserved for issuance under both plans. During fiscal 2005, there were no transfers from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve. During fiscal 2004, an additional 716 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the February 13, 2004 and August 13, 2004 purchases. On each October 1, starting in 2001, the number of shares is automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the board of directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year, to February 15 and August 15, starting in fiscal year 2002.
      Under the Company’s 2000 Purchase Plan and 2001 Foreign Plan, the employees purchased 261,456, 163,642 and 285,405 shares during the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      The 2000 Purchase Plan and 2001 Foreign Plan permit eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant’s compensation, at a price equal to

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On September 1, 2005, the Board of Directors of the Company, upon the recommendation and approval of the Compensation Committee of the Board, approved amendments to the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is a plan qualified under Section 423 of the Internal Revenue Code that allows eligible employees of the Company to purchase shares of the Company’s common stock at a discount on the stock’s market value through payroll deductions of their compensation. As a result of the amendments, which take effect for offering periods beginning on or after September 1, 2005, the purchase price for shares purchased will represent a 5% discount on the price of the stock on the purchase date (rather than a discount of 15% on the lower of the closing price of the stock on the first day of the offering period or the closing price on the purchase date).

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

Common Stock Valuation
      In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company included in the purchase price the fair value of common stock and stock options and recorded the intrinsic value of the stock options as deferred stock-based compensation. In connection with all such stock option grants, during the years ended September 30, 2005, 2004 and 2003, the Company recorded a non-cash charge for stock-based compensation of $0.3 million, $0.1 million and $1.2 million, respectively.

Note 6.	Related Party Transactions
      At September 30, 2005 the Company no longer held a promissory note from an executive officer in the principal amount of $200,000 issued in March 2002. The promissory note’s outstanding principal and interest was substantially repaid in 2005 when the officer left the Company. Approximately $20,000 was not repaid and subsequently written-off. Management believes the rates and terms of the agreement are comparable with those entered into with independent third parties.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Agreements with Foundries
      The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/ O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2005, 2004 and 2003, total royalty revenues were $11.0 million, $8.2 million, $3.5 million, respectively.

Note 8.	Income Taxes
      The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Domestic	$(2,563)	$2,680	$(5,478)
Foreign	88	89	96

Total	$(2,475)	$2,769	$(5,382)

      The provision for income taxes for the years ended September 30, 2005, 2004 and 2003 consists of the following:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Current:
Federal	$(889)	$1,945	$(1,302)
State	(622)	1,311	9
Foreign	218	39	394
Deferred:
Federal	(1,279)	(1,279)	(423)
State	412	(1,157)	(210)
Foreign	—	—	—

	$(2,160)	$859	$(1,532)

      The income tax expense differed from the amounts computed at the US statutory federal income tax rate of 34% in 2005, 2004, 2003 to pre-tax income (loss) as a result of the following:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Federal tax at statutory rate	$(842)	$941	$(1,830)
State taxes	(139)	102	(207)
Stock-based compensation	(236)	44	352
Tax exempt interest	(20)	(85)	—
R&D credit	(671)	(141)	(138)
Foreign taxes, net of credit	0	0	394
Other	(252)	(2)	(103)

Total	$(2,160)	$859	$(1,532)

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets are as follows:

	Year Ended
	September 30,

	2005	2004

	(In thousands)
Deferred tax assets:
Deferred revenue	$457	$3,007
Net operating loss carryforwards	1,436	—
Compensation accrual	155	55
Other accruals/reserves not currently deductible	1,236	458
Research and development credits	4,798	1,292
Depreciation	522	413

Total deferred tax assets	8,604	5,225
Deferred tax liabilities:
Acquired intangibles	(852)	(1,035)

Net deferred tax assets	$7,752	$4,190

      The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset at September 30, 2005 based on the expectation of future taxable income. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary.
      For the year ended September 30, 2005, the Company also has research and development tax credit carryforwards of approximately $2.3 million and $1.4 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The state tax credits can be carried forward indefinitely.
      For the year ended September 30, 2005, the Company has federal and state net operating loss carryforwards of approximately $3.8 million and $4.8 million which expire beginning in the years 2025 and 2015, respectively.
      For the year ended September 30, 2005, the Company has foreign tax credit carryforwards of approximately $1.5 million which expire beginning in the year 2008.
      The Company has not provided US income taxes on $270,000 of foreign earnings as management intends to indefinitely reinvest these earnings offshore.
      The earnings from foreign operations in India are subject to a tax holiday from a grant effective through 2009. The grant provides for tax relief if certain conditions are met. The Company asserts that it continued to be in compliance with these conditions as of September 30, 2005. Indian earnings are taxed in the current year at a rate of 10%. The Company’s India branch office has received a tax assessment from the Government of India, Income Tax Department, for the tax year 2000-2001 claiming the Company owes an additional approximately $1.0 million in income taxes. The Company asserts that the claim is baseless however, in October 2004, it has made a deposit of approximately $200,000 with the Indian tax authorities as required and is appealing the tax assessment with the Indian government’s Commissioner of Income Tax Appeals. In the unlikely event that an unfavorable outcome of the tax appeal process occurs, the Company believes it will not have a material impact on our financial position, cash flows or results of operations.

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Acquisition
      On May 24, 2002, the Company acquired In-Chip Systems, Inc., a privately-held corporation based in Sunnyvale, California. Under the terms of the agreement, all outstanding shares of In-Chip common stock were exchanged for an aggregate of 528,547 shares of the Company’s common stock. All outstanding options of In-Chip were exchanged for options to purchase an aggregate of 150,991 shares of the Company’s common stock under terms that are consistent with the original grant terms. The In-Chip options which were initially granted by In-Chip on June 30, 2001, vest annually on the anniversary of the grant date with full vesting by June 30, 2004 and expire on June 30, 2011. As of the date of acquisition, 50,679 shares were vested. The acquisition was expected to strengthen the Company’s position in the semiconductor IP market by providing customers logic platforms along with embedded memory technology. In addition, the acquisition brought to the Company complementary technology and a skilled workforce. The transaction was accounted for under the purchase method of accounting and accordingly the results of operations of In-Chip have been included in the Company’s financial statements since the date of acquisition.
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
      The purchase price includes $5.5 million of cash, of which $4.0 million, net of acquisition costs of $151,000 paid by the Company on behalf of the In-Chip shareholders, was paid out to the In-Chip shareholders at the closing of the acquisition with the remaining $1.5 million to be paid out over 3 years in accordance with the acquisition agreement. As of September 30, 2005, the remaining amount of $0.5 million

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had been paid. Deferred compensation recorded in connection with the acquisition will be amortized over the original vesting period of the options assumed.
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

Note 10.	Bonus Plans

Fiscal Year 2005
      On December 9, 2004, the Compensation Committee of the Board of Directors of Virage Logic Corporation (the “Company”) adopted the FY 2005 Bonus Plan (the “Plan”). The Plan is intended to align compensation with business objectives and performance, and it covers all US employees of the Company except for sales personnel, including its executive officers. Bonuses under the Plan will be paid based on achievement of operating income targets and target bonus payments established for each participant based on the individual’s grade level and base salary. Target bonus payments under the Plan for executive officers range from 25-50% of the executive’s base salary. The aggregate amount of the bonuses paid under the Plan will not exceed 10% of the pre-bonus operating income of the Company.
      For the years ended September 30, 2005, 2004 and 2003, approximately $523,000, $815,000 and $212,000 of compensation was expensed under all of the Company’s bonus plans.

Fiscal Year 2006
      On November 10, 2005, the Compensation Committee of the Board of Directors of Virage Logic Corporation (the “Company”) adopted the FY 2006 Bonus Plan (the “Plan”). The Plan is intended to align

VIRAGE LOGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation with business objectives and performance, and it covers all US employees of the Company except for sales personnel, including its executive officers. Bonuses under the Plan will be paid based on achievement of operating income targets and target bonus payments established for each participant based on the individual’s grade level and base salary. Target bonus payments under the Plan for executive officers range from 25-50% of the executive’s base salary. The aggregate amount of the bonuses paid under the Plan will not exceed 10% of the pre-bonus operating income of the Company.

Note 11.	Quarterly Results — Unaudited

	Quarter Ended

	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2005	2005	2005	2004	2004	2004	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Revenues	$12,792	$11,954	$12,784	$15,859	$15,314	$13,852	$12,977	$10,860
Cost and expenses:
Cost of revenues (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $7, $11 and $11 respectively)	3,523	3,373	3,102	3,037	3,040	2,872	2,867	2,436
Research and development (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $12, $17 and $19, respectively)	4,613	5,366	5,089	4,773	4,731	4,645	4,639	4,413
Sales and marketing (exclusive of amortization of deferred stock compensation of $0, $0, $339, $0, $0, $9, $14 and $14, respectively)	3,492	3,794	4,170	3,813	3,784	3,869	3,714	3,248
General and administrative (exclusive of amortization of deferred stock compensation of $0, $0, $0, $0, $0, $4, $6, and $6, respectively)	2,805	2,235	2,109	1,934	1,762	1,759	1,636	1,445
Stock-based compensation	—	—	339	—	—	32	48	50

Total cost and expenses	14,433	14,768	14,809	13,557	13,317	13,177	12,904	11,592

Operating income (loss)	(1,641)	(2,814)	(2,025)	2,302	1,997	675	73	(732)
Interest income	539	456	425	320	255	158	144	162
Interest and other expenses	(7)	(23)	19	(26)	33	6	(8)	6

Income (loss) before taxes	(1,109)	(2,381)	(1,581)	2,596	2,285	839	209	(564)
Income tax provision (benefit)	(1,341)	(1,083)	(593)	857	777	268	19	(205)

Net income (loss) attributable to common stockholders	$232	$(1,298)	$(988)	$1,739	$1,508	$571	$190	$(359)

Basic net income (loss) per share	$0.01	$(0.06)	$(0.04)	$0.08	$0.07	$0.03	$0.01	$(0.02)

Diluted net income (loss) per share	$0.01	$(0.06)	$(0.04)	$0.08	$0.07	$0.03	$0.01	$(0.02)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 28th day of December 2005.

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

Signature	Title	Date

/s/ ADAM A. KABLANIAN Adam A. Kablanian	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2005

/s/ MICHAEL E. SEIFERT Michael E. Seifert	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2005

/s/ RICHARD ELKUS, JR. Richard Elkus, Jr.	Director	December 28, 2005

/s/ MICHAEL HACKWORTH Michael Hackworth	Director	December 28, 2005

/s/ J. DANIEL MCCRANIE J. Daniel McCranie	Chairman of the Board of Directors	December 28, 2005

/s/ DR. ALEXANDER SHUBAT Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	December 28, 2005

/s/ ROBERT SMITH Robert Smith	Director	December 28, 2005

/s/ MICHAEL STARK Michael Stark	Director	December 28, 2005

VIRAGE LOGIC CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Balance at
	of Period	Expenses	Write-Offs	End of Period

		(In thousands)
Allowance for Doubtful Accounts
Year ended September 30, 2003	$704	$34	$—	$738
Year ended September 30, 2004	$738	$366	$(366)	$738
Year ended September 30, 2005	$738	$417	$—	$1,155

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#

3.1	Amended and Restated Articles of Incorporation(1)

3.2	Amended and Restated Bylaws(10)

4.1	Specimen Common Stock Certificate(1)

4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)

4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)

10.1	1997 Equity Incentive Plan, as amended(3)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(2)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. And Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic(1)#

10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)

10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)

10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.11	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(15)*

10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*

10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*

10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#

10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)

10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

10.18	Notices of Grant of Stock options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*

10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*

10.20	Virage Logic Corporation 2005 Bonus Plan(12)*

10.21	Agreement and Release dated February 24, 2005(13)*

10.22	Virage Logic Corporation 2006 Bonus Plan*

10.23	Officer Salary Reduction Agreement with Adam Kablanian*

10.24	Officer Salary Reduction Agreement with Alex Shubat*

10.25	Cash Bonus Agreement with James Ensell*

14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)(14)

21.1	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit
Number	Description Of Document

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934, as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).

(2)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(14)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2004.

(15)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.