Form 10-K/A
period 2005-09-30
VIRAGE LOGIC CORP
filed 2006-01-30
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 000-31089
VIRAGE LOGIC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0416232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47100 Bayside Parkway Fremont, California (Address of principal executive offices)	94538 (Zip Code)
Registrant’s telephone number, including area code: (510) 360-8000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value Per Share
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2005 was approximately $88 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares of the registrant’s Common Stock outstanding as of December 31, 2005 was 22,687,779.

VIRAGE LOGIC CORPORATION

EXPLANATORY NOTE
      This Annual Report on Form 10-K/ A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Virage Logic Corporation (the “Company” or “Virage”) for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 30, 2005 (the “Original Form 10-K”) in order to add the following items previously incorporated by reference in Part III of the Original Form 10-K. Except as expressly provided herein, this report speaks only as of the date of the Original Form 10-K and does not reflect any events occurring after September 30, 2005.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF VIRAGE LOGIC CORPORATION
      The following table sets forth certain information concerning the executive officers and directors of the Company as of January 27, 2006:

Name	Age	Position

Adam A. Kablanian*	46	President, Chief Executive Officer and Director
Alexander Shubat*	44	Vice President of Research and Development, Chief Technical Officer and Director
Jens Meyerhoff*	41	Vice President of Finance and Chief Financial Officer
James J. Ensell*	44	Vice President of Marketing and Business Development
James Bailey*	45	Vice President of Worldwide Sales
William J. Palumbo	47	Vice President and General Manager of New Jersey Operations
Ehsan Rashid*	40	Vice President of Operations
Yervant Zorian	49	Vice President and Chief Scientist
Richard Elkus, Jr.	70	Director
Michael L. Hackworth	64	Director
J. Daniel McCranie	62	Director and Chairman of the Board
Robert Smith	68	Director
Michael Stark	50	Director

(*) Executive officer for purposes of Section 16(a) of the Securities Exchange Act of 1934.
      There is no family relationship between any of the directors or executive officers of Virage Logic.
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
      Alexander Shubat co-founded Virage Logic and has served as our Vice President of Research and Development and Chief Technical Officer and as a Director since January 1996. Before co-founding Virage Logic, Dr. Shubat served as Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds seventeen patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D. in Electrical Engineering from Santa Clara University.

      Jens Meyerhoff has served as our Chief Financial Officer since January 2006. Prior to joining us, Mr. Meyerhoff served as the Chief Operating Officer for FormFactor, Inc. a leading manufacturer of advanced wafer probe cards, from April 2004 through July of 2005. He served as FormFactor’s Senior Vice President of Operations from January 2003 to April 2004, and as the Chief Financial Officer from August 2000 to March 2005. From March 1998 to August 2000, Mr. Meyerhoff served as the Chief Financial Officer and Senior Vice President of Materials at Siliconix Incorporated, a leading manufacturer of power and analog semiconductor devices. From 1991 to February 1998, Mr. Meyerhoff held various corporate controller and financial positions with North American subsidiaries of Daimler-Benz AG, including Siliconix, Inc. and AEG Transportation System, a provider of automated transportation systems. Mr. Meyerhoff holds a German Wirtschaftsinformatiker degree, which is the equivalent of a Finance and Information Technology degree, from Daimler Benz’ Executive Training Program.
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

      Richard Elkus has served as a Director since April 2000. Mr. Elkus has also served as Vice Chairman and Director of Tencor which merged in 1997 with KLA, a manufacturer of metrology and wafer inspection equipment for the semiconductor industry. Before the merger of Prometrix Corporation and Tencor in February 1994, Mr. Elkus was Chairman and Chief Executive Officer of Prometrix which he co-founded in 1983. He also serves on the Board of Directors of Lam Research, a semiconductor equipment company. In addition, Mr. Elkus serves as a member of the Board of Trustees for the Scripps Research Institute and the Palo Alto Medical Foundation. He holds a B.A. from Stanford University and an M.B.A. from Dartmouth College, Tuck School of Business Administration.
      Michael L. Hackworth has served as a Director since March 2000. Since January 1985, he has held various positions at Cirrus Logic, Inc. a supplier of analog circuits and advanced mixed-signal chip solutions, including President and Chief Executive Officer from January 1985 to June 1998, Chairman and Chief Executive Officer from June 1998 to April 1999 and Chairman since April 1999. He also serves as a Director of Cirrus Logic. Mr. Hackworth holds a B.S. in Engineering from Santa Clara University.
      J. Daniel McCranie has served as a Director and Chairman of the Board since August 2003. From September 1993 to February 2001, Mr. McCranie served as Vice President of Sales and Marketing for Cypress Semiconductor. From February 1984 to September 1993, Mr. McCranie served as the Chairman, Chief Executive Officer and President of SEEQ Technology, a supplier of mixed-signal data communications products. Mr. McCranie has served as Chairman of ON Semiconductor Corp., a provider of power and data management semiconductors and standard semiconductor components since November 2001 and Actel Company, a manufacturer of programmable logic devices Xicor Semiconductor from April 2004.
      Robert Smith has served as a Director since August 2003. He held a number of positions at Novellus Systems, Inc., including as a Director from May 1995 to August 2002, Executive Vice President, Finance & Administration and Chief Financial Officer from October 1996 to January 2002 and Executive Vice President of Administration in the Office of the CEO from January 2002 to August 2002. Previously, Mr. Smith held a number of executive positions in operations, finance and administration with such companies as Memorex Corporation, Control Data Corporation, R. R. Donnelley & Sons Company and Maxwell Graphics. Currently, Mr. Smith serves as a Director of Cirrus Logic, Inc., PLX Technology Inc., a supplier of standard I/ O interconnect silicon to the communications, server, storage and embedded-control industries, ON Semiconductor Corp., a provider of power and data management semiconductors and standard semiconductor components, and Epicor Software Corp., a provider of integrated enterprise software solutions for midmarket companies.
      Michael Stark has served as a Director since December 1999. Since December 1998, Mr. Stark has served as Managing Director of Crosslink Capital, Inc., a San Francisco-based venture capital firm. From 1992 to December 1998, he was a Managing Director of Crosslink Capital, which was a business unit of Robertson Stephens. From 1989 to 1992 he was Director of Research at Robertson Stephens. From 1983 to 1989, Mr. Stark was a senior research analyst with Robertson Stephens, covering the semiconductor industry. Before joining Robertson Stephens in 1983, he worked in Intel’s strategic planning group. He serves on the board of directors of several private companies. Mr. Stark holds a B.S. in Engineering from Northwestern University and an M.B.A. from the University of Michigan.
Director Compensation
      All non-employee Directors, other than Mr. McCranie, receive a cash director fee from the Company for their services as members of the Board of Directors and any committee of the Board of Directors in the amount of $7,000 per quarter. On December 16, 2005, upon the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company’s Board of Directors approved certain changes to compensation arrangements for non-employee directors of the Company effective January 1, 2006 as follows: the Audit Committee chairperson will receive an annual cash retainer of $10,000, and the chairperson of the Compensation Committee will receive an annual cash retainer of $5,000. Each other member of the Audit Committee will receive an annual cash retainer of $2,500. In addition, non-employee Directors are reimbursed for certain expenses in connection with attending Board and committee meetings.

Mr. McCranie receives a cash director fee of $100,000 per year for his services as a Director and Chairman of the Board payable ratably at the beginning of each fiscal quarter of the Company. On March 19, 2005, the Board of Directors granted to Mr. McCranie an option to purchase 60,000 shares of Common Stock, such option to vest at a rate of 5,000 shares per month beginning on August 1, 2005, for so long as Mr. McCranie continues to serve as Chairman of the Virage Logic Board of Directors or otherwise provides services to the Company. Mr. McCranie agreed to forego receipt of any cash fees after December 31, 2005 until such time as he and the Board of Directors agree that cash fees should be reinstituted. This action was taken at Mr. McCrainie’s request in response to an overall effort by the Company to reduce expenses.
      The Company has also granted, and expects to continue to grant, non-employee directors options to purchase shares of the Company’s Common Stock. Under the Company’s current equity compensation policy for non-employee directors, non-employee directors, other than the Chairman, receive an initial grant of a stock option to purchase 35,000 shares that vest twelve months after election to the Board and an annual grant of a stock option to purchase 12,000 shares that is fully vested and exercisable. In accordance with such policy, in September 2005, the Company granted each of Messrs. Elkus, Hackworth, Smith and Stark an option to purchase 12,000 shares of Common Stock at an exercise price of $13.12 per share. These options were fully vested and exercisable at the date of grant. Going forward, each non employee director will receive an automatic annual grant to purchase 12,000 at the time of the Company’s annual meeting.
Code of Ethics
      The Company has adopted a code of ethics that applies to all officers and employees, including its principal executive officer, principal financial officer and controller, and Directors. This code of ethics is included as Section 2 of the Company’s Code of Conduct and is available on the Company’s web site (www.viragelogic.com) via the Investor Relations/ Corporate Governance page and as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.
Section 16(a) Beneficial Ownership Reporting Compliance
      Under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on its review of copies of these reports and representations of such reporting persons, the Company believes that during fiscal year 2005, such SEC filing requirements were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
      The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer of the Company (the “CEO”) and the Company’s next four most highly compensated executive officers whose salary and bonus for the fiscal year 2005 exceeded $100,000 and who were serving as executive officers of the Company at the end of the 2005 fiscal year. Collectively, together with the CEO, these are the “Named Executive Officers”.
Summary Compensation Table

				Long Term
				Compensation
				Awards
		Annual Compensation
				Securities		All Other
Name and Principal Position(s)	Year	Salary	Bonus	Underlying Options		Compensation

Adam A. Kablanian	2005	$271,636	$12,642	—		—
President, Chief Executive Officer	2004	$211,616	$34,632	70,000	(1)	—
	2003	$186,798	$1,910	70,000	(2)	—
Alexander Shubat	2005	$192,390	$8,297	—		—
Vice President of Research and	2004	$193,915	$23,628	55,000	(3)	—
Development and Chief Technical Officer	2003	$188,127	$1,907	55,000	(4)	—
James J. Ensell	2005	$219,135	$7,123	29,127	(5)	—
Vice President of Marketing	2004	$206,731	$39,021	250,000	(6)	—
	2003	—	—	—		—
Michael E. Seifert(*)	2005	$203,846	$6,626	25,001	(5)	—
Vice President of Finance and	2004	$119,231	$18,799	200,000	(7)	—
Chief Financial Officer	2003	—	—	—		—
Ehsan Rashid	2005	$172,808	$7,716	35,000	(5)	—
Vice President of Operations	2004	$140,000	$4,270	45,000	(8)	—
	2003	$64,077	—	45,000	(9)	—

(*)	Following the fiscal year-end, Mr. Seifert resigned from the Company.

(1)	20,000 of the shares covered by this option shall vest on a monthly basis over one year starting April 1, 2006 and 50,000 shares covered by this option shall vest on a monthly basis over one year starting April 1, 2007.

(2)	6,000 of the shares covered by this option vest in equal monthly installments over one year starting April 1, 2004. An additional 6,000 shares covered by this option vest in equal monthly installments over one year starting April 1, 2005. The remaining 58,000 shares covered by this option vest in equal monthly installments over one year starting April 1, 2006.

(3)	20,000 of the shares covered by this option shall vest on a monthly basis over one year starting April 1, 2006 and 35,000 shares covered by this option shall vest on a monthly basis over one year starting April 1, 2007.

(4)	5,000 of the shares covered by this option vest in equal monthly installments over one year starting April 1, 2004, an additional 5,000 shares covered by this option vest in equal monthly installments over one year starting April 1, 2005. The remaining 45,000 shares covered by this option vest in equal monthly installments over one year starting April 1, 2006.

(5)	The shares covered by this option shall vest on a monthly basis over three years starting on September 1, 2005.

(6)	Includes a stock option covering 200,000 shares granted in October 2003 and a stock option covering 50,000 shares granted in August 2004. 50,000 of the shares covered by the first option grant vest on October 13, 2004, and the remaining 150,000 shares covered by this option shall vest in equal monthly installments over three years starting October 14, 2004. 29,167 of the shares covered by the subsequent option grant shall vest on a monthly basis over one year starting October 14, 2007. The remaining 20,833 shares covered by this option shall vest on a monthly basis over one year starting October 14, 2008.

(7)	50,000 shares will vest on February 9, 2005. The remaining 150,000 shares shall vest in equal monthly installments over three years.

(8)	The shares covered by this option shall vest on a monthly basis over four years starting on October 31, 2004.

(9)	29,092 of the shares covered by this option shall vest on a monthly basis starting October 31, 2003. 101 shares shall vest on January 31, 2004. 807 shares shall vest monthly over seven months, starting on February 28, 2004. 3,750 shares shall vest on April 1,2004. The remaining 11,250 shares shall vest on a monthly basis over three years.
Options/ Executive Officers
      The following table shows the options granted to the named executive officers during the fiscal year 2005 and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under two hypothetical situations: if the price of the Company’s Common Stock increases 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s Common Stock.
Options Granted In Last Fiscal Year

						Potential Realizable
	Individual Grants					Value at Assumed Annual
						Rate of Stock Price
			% of Total Options	Exercise		Appreciation
			Granted to	or Base		for Option Term
	Options		Employees in	Price	Expiration
Name	Granted		Fiscal Year(2)	($/sh)	Date	5%	10%

Adam A. Kablanian	—		—	—	—	—	—
Alexander Shubat	—		—	—	—	—	—
Michael E. Seifert	25,001	(1)	2.3%	7.81	9/01/15	$122,797	$311,191
James J. Ensell	29,127	(1)	2.7%	7.81	9/01/15	$143,062	$362,548
Ehsan Rashid	35,000	(1)	3.3%	7.81	9/01/15	$171,908	$435,650

(1)	The shares covered by this option shall vest on a monthly basis over three years starting September 1, 2005.

(2)	The percentage of options is based upon an aggregate of 1,064,455 options granted during fiscal year 2005 to employees, including the named executive officers.
      The following table shows information concerning the exercise of stock options by each of the named executive officers during fiscal year 2005, and the value of all remaining exercisable and unexercisable options at September 30, 2005, on a pre-tax basis.
Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options at
	Shares		Options at 9/30/05		9/30/05(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Adam A. Kablanian	—	—	164,000	166,000	$19,260	$130,540
Alexander Shubat	—	—	135,000	130,000	$16,050	$101,650
Michael E. Seifert	—	—	79,167	145,834	$—	$—
James J. Ensell	50,000	$300,882	45,833	183,294	$—	$—
Ehsan Rashid	15,655	$205,440	18,858	90,487	$2,213	$10,508

(1)	Based on the closing price of the Company’s common stock as reported on the Nasdaq National Market System at September 30, 2005, less the exercise price, multiplied by the number of shares underlying the option.

Indemnification Agreements
      We have entered into indemnification agreements with our directors and executive officers. Such agreements require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
General Compensation Philosophy
      The purpose of the Compensation Committee under a written charter adopted by the Board of Directors is to assist the Board in the discharge of its responsibilities relating to executive and director compensation, and to oversee incentive, equity-based and other compensatory plans in which executive officers and key employees of the Company participate. The current members of the Compensation Committee are Michael L. Hackworth, J. Daniel McCranie and Robert H. Smith, each of whom meets the independence standards of the NASDAQ Stock Market, and is a “non-employee director” within the meaning of Section 16 of the Securities and Exchange Act and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. In performing its duties, the Compensation Committee reviews reports and recommendations presented by management, and from time to time considers information obtained from outside firms or consultants, to assist it in the review of compensation levels, structure and design. The Company’s compensation policy for executive officers is to offer a total compensation package that aligns compensation with business objectives and performance and enables the Company to attract, retain and reward executive officers, whose contributions are necessary for the long-term success of the Company. Accordingly, each executive officer’s compensation package consists of: (i) base salary; (ii) cash bonus tied; and (iii) long-term stock-based incentive awards.
Executive Compensation Base Salary
      Salaries for executive officers are generally determined on an individual basis at the time of hire and as part of each executive’s annual performance review by evaluating each executive’s scope of responsibility, prior experience, salary history and the executive’s personal performance, as well as the salaries for similar positions at comparable companies. During fiscal 2005, the compensation committee reviewed the performance of each of the executive officers, and based on the factors described above and the recommendations of the Chief Executive Officer made a recommendation regarding the base salaries of the executive officers (not including the Chief Executive Officer) to the independent directors of the Board of Directors.
Cash Bonus
      As part of its philosophy of offering a compensation package that aligns compensation with business objectives and performance, the Company establishes a target annual incentive amount for each executive officer that typically ranges from 25% to 35% of the executive officer’s base salary to be paid based on the Company achieving specific operating profit targets. As a result of the Company’s achieving its operating profits target for the first quarter of fiscal 2005, the Company paid cash bonuses to its executive officers under its Fiscal Year 2005 Bonus Plan. The aggregate cash bonuses paid with respect to fiscal 2005 to the Company’s executive officers (not including its Chief Executive Officer) ranged from 2% to 3% of their base salary. For fiscal 2005, the Company adopted the Fiscal Year 2006 Bonus Plan which has target cash bonuses ranging from 25% to 35% of the executive officers’ base salary.
      The Company also maintains an incentive program for its sales force in which the Vice President of Worldwide Sales participates (in lieu of participating in the annual bonus plan) and which pays commissions based on the performance of the sales team toward the Company’s bookings targets. This position was vacant from February 24 through the end of the fiscal year. Additionally, the Company maintains a Patent Bonus Program to provide incentive to engineering personnel to innovate and document their accomplishments via patents. In fiscal 2005, the Company paid Dr. Shubat $1,946 under the Patent Bonus Program.
Stock Options and Other Equity Compensation
      The Compensation Committee believes that equity-based compensation in the form of stock options aligns the interests of executives with the long-term interests of the Company’s stockholders by encouraging executive officers to acquire a proprietary interest in the Company. The Compensation Committee further believes that the use of vesting periods encourages retention of executive officers, and accordingly stock options granted to executive officers generally vest over time. The stock options are granted to executive officers on a discretionary basis, at varying times and in varying amounts, with an exercise price that is equal to the market price of the Company’s common stock at the time of grant. The size and the timing of each grant are based on a number of factors, including the individual’s level of responsibility, the amount, exercise price and term of options already held by the individual, the individual’s contributions to the achievement of the Company’s financial and strategic objectives, and industry practices and norms.
      In accordance with this policy, during fiscal 2005 the existing equity-based compensation of the executive officers was reviewed and the Compensation Committee made new grants of stock options under the Company’s equity incentive plans.
      In addition to participating in the Company’s 1997 and 2002 Equity Incentive Plans, the Company’s executive officers may also participate in the Company’s 2000 Employee Stock Purchase Plan on the same basis as other employees who meet eligibility criteria. The plan is qualified under Section 423 of the Internal Revenue Code. Prior to August 15, 2005, the plan allowed its participants to purchase, through payroll deductions, Common Stock of the Company at a price equal to 85% of its fair market value on the enrollment date or the purchase date, whichever is lower. Effective August 15, 2005 the Company’s 2000 Employee Stock Purchase Plan was modified to allow participants to purchase, through payroll deductions, Common Stock of the Company at a price equal to 95% of its fair market value on the purchase date.
Chief Executive Officer Compensation
      The base salary for Mr. Kablanian, the Company’s President and Chief Executive Officer, for fiscal 2005 was determined by the independent directors following a review of Mr. Kablanian’s performance and it was based on the factors described above for all executive officers. As a result of the Company’s achieving its operating profits targets for the first quarter of fiscal 2005, Mr. Kablanian received a cash bonus under the Company’s Fiscal Year 2005 Bonus Plan. The cash bonus paid with respect to fiscal 2005 to Mr. Kablanian was approximately 5% of Mr. Kablanian’s base salary.
      On November 21, 2005, Mr. Kablanian agreed to a 10% reduction in his annual salary effective October 1, 2005. This action was undertaken at Mr. Kablanian’s request in response to an overall effort by the Company to reduce expenses. Mr. Kablanian’s annual salary will be reduced from $276,087 to $240,378. Mr. Kablanian’s salary will be reinstated to its former level on October 1, 2006.
Effect of Section 162(m) of the Internal Revenue Code
      Section 162(m) of the Internal Revenue Code limits to $1,000,000 per person the amount that the Company may deduct in any taxable year for compensation paid to the Chief Executive Officer and any of the four other most highly compensated officers. Under the Treasury Regulations corresponding to Section 162(m) of the Internal Revenue Code, compensation received through the exercise of an option will not be subject to the $1,000,000 limit if it qualifies as “qualified performance-based compensation” within the meaning of Section 162(m). The Company’s 1997 Equity Incentive Plan and the 2002 Equity Incentive Plan were approved by the Company’s stockholders in order for stock options with an exercise price equal to the fair market value of the option shares on the grant date granted under such plans to meet the Section 162(m) requirements for “qualified performance-based compensation” and therefore be exempted from the limitation on deductibility. The Compensation Committee believes that the best interests of the Company and its stockholders will be served if the Company’s stock-based long-term incentives qualify as “qualified performance-based compensation.” It is the Compensation Committee’s intention that, so long as it is consistent with the Company’s overall compensation objectives, virtually all executive compensation will be deductible by the Company for federal income tax purposes.

COMPENSATION COMMITTEE

Michael L. Hackworth (Chairman)
J. Daniel McCranie
Robert Smith

Compensation Committee Interlocks and Insider Participation
      No interlocking relationship exists, or in the past fiscal year has existed, between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

PERFORMANCE GRAPH
      The following graph compares the cumulative total stockholder return data for the Company’s common stock with the cumulative return over the last five fiscal years of (i) The Nasdaq Stock Market Composite Index, and (ii) the Philadelphia Semiconductor Index. The graph assumes that $100 was invested on September 30, 2000 in the Common Stock of the Company and in each of the comparative indices, and that dividends, if any, were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG VIRAGE LOGIC CORPORATION,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE PHILADELPHIA SEMICONDUCTOR INDEX

	Cumulative Total Return

	9/00	12/00	3/01	6/01	9/01	12/01	3/02	6/02	9/02	12/02	3/03

VIRAGE LOGICCORPORATION	100.00	91.25	72.62	94.23	66.49	116.99	92.65	79.21	57.37	61.02	38.02
NASDAQ STOCK MARKET (U.S.)	100.00	67.92	49.54	59.06	40.72	53.57	51.20	41.09	32.86	37.77	38.04
PHILADELPHIA SEMICONDUCTOR	100.00	75.82	71.77	77.67	49.77	79.07	88.60	58.61	34.24	39.01	39.47

	Cumulative Total Return

	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05

VIRAGE LOGICCORPORATION	43.98	46.23	61.87	56.26	55.42	75.01	112.97	66.67	62.66	47.15
NASDAQ STOCK MARKET (U.S.)	45.81	50.65	56.48	56.11	57.77	53.68	61.54	56.38	58.23	60.97
PHILADELPHIA SEMICONDUCTOR	51.72	62.83	68.98	65.40	62.71	50.47	58.37	57.52	63.27	63.19

*	$100 invested on 9/30/00 in stock or index — including reinvestment of dividends. Fiscal year ending September 30.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
SECURITY OWNERSHIP BY CERTAIN BENEFICIAL HOLDERS
      The following table sets forth information regarding ownership of the Common Stock as of December 31, 2005 or earlier date for information based on filings with the Securities and Exchange Commission by (a) each person known to the Company to own more than 5% of the outstanding shares of the Common Stock, (b) each director and nominee for director of the Company, (c) the Company’s Chief Executive Officer and each other executive officer named in the compensation tables appearing later in this Proxy Statement and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission (the “SEC”) or other reliable information.

	Amount and Nature of	Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership(2)	of Class

Fidelity Management & Research Company	2,096,790	9%
One Federal Street Boston, MA 02110(3)
Crosslink Capital Inc.	1,910,156	8%
2 Embarcadero, Suite 2200 San Francisco, CA 94111(4)
RS Investments	1,206,980	5%
388 Market Street, 17th Floor San Francisco, CA 94111(5)
T. Rowe Price Associates, Inc.	1,701,400	7%
100 East Pratt St. Baltimore, MD 21202(6)
Artis Capital Management LLC	1,532,012	7%
One Market Plaza San Francisco, CA 94105(7)
Adam A. Kablanian(8)	3,702,152	16%
Alexander Shubat(9)	1,924,307	8%
Michael E. Seifert(10)	91,667	*
James J. Ensell(11)	66,667	*
Richard Elkus(12)	148,000	1%
Michael L. Hackworth(13)	154,578	1%
J. Daniel McCranie(14)	175,000	1%
Robert Smith(15)	24,000	*
Michael Stark(16)	1,994,523	9%
Eshan Rashid(17)	29,346	*
All directors and all executive officers of the Company as a group (10 individuals)(18)	8,310,240	35%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Virage Logic Corporation, 47100 Bayside Parkway, Fremont, California 94538.

(2)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after December 31, 2005. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.

(3)	Fidelity Management & Research Company (“Fidelity”) is the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Fidelity has no voting power with respect to the Common Stock.

(4)	Crosslink Capital, Inc. (“Crosslink”) is the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Crosslink has no voting power with respect to the Common Stock.

(5)	RS Investments is the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. RS Investments has no voting power with respect to the Common Stock.

(6)	T. Rowe Price Associates, Inc. is the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. RS Investments has no voting power with respect to the Common Stock.

(7)	Artis Capital Management LLC is the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. RS Investments has no voting power with respect to the Common Stock.

(8)	The number of shares listed includes 195,667 shares underlying currently exercisable stock options and 173,500 shares held by trusts for Mr. Kablanian’s minor children.

(9)	The number of shares listed includes 160,000 shares underlying currently exercisable stock options and 147,500 shares held by trusts for Mr. Shubat’s minor children.

(10)	The number of shares listed includes 91,667 shares underlying currently exercisable stock options.

(11)	The number of shares listed includes 66,667 shares underlying currently exercisable stock options.

(12)	The number of shares listed includes 83,625 shares underlying currently exercisable stock options.

(13)	The number of shares listed includes 148,000 shares underlying currently exercisable stock options.

(14)	The number of shares listed includes 155,000 shares underlying currently exercisable stock options.

(15)	The number of shares listed includes 24,000 shares underlying currently exercisable stock options.

(16)	The number of shares listed includes 78,000 shares underlying currently exercisable stock options. Also includes shares held by Crosslink Capital, Inc. (“Crosslink”), the beneficial owner of Common Stock as a result of acting as an investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Mr. Stark is a control person of Crosslink. Mr. Stark disclaims beneficial ownership of the shares held by Crosslink, except to the extent of his pecuniary interest.

(17)	The number of shares listed includes 29,346 shares underlying currently exercisable stock options.

(18)	The number of shares listed includes 1,031,972 shares underlying currently exercisable stock options.
Equity Compensation Plan Information
      The following table provides information as of September 30, 2005 with respect to the shares of the Company’s Common Stock that may be issued under all of the Company’s existing equity compensation plans including the 1997 Equity Incentive Plan, 2002 Equity Incentive Plan, In-Chip Systems, Inc. 2001 Incentive and Non-statutory Stock Option Plan, 2000 Employee Stock Purchase Plan and the 2001 Foreign Subsidiary Employee Stock Purchase Plan.

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance under
	to Be Issued upon	Weighted Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column(a))

Equity compensation plans approved by stockholders	5,327,772	$10.20	1,961,737	(1)
Equity compensation plans not approved by stockholders(2)	376,898	$8.97	127,265

Total	5,704,670	$10.12	2,089,002

(1)	Includes a total of 100,470 shares of our Common Stock remaining available for future issuance under our 2000 Employee Stock Purchase Plan and 2001 Foreign Subsidiary Employee Stock Purchase Plan as

of September 30, 2005. Our 2000 Employee Stock Purchase Plan contains an “evergreen” provision that automatically increases on the first business day of each fiscal year beginning October 1, the lesser of an additional (i) 200,000 shares of Common Stock, (ii) 0.75% of the outstanding shares of capital stock on such date, or (iii) an amount determined by the Board. None of our other plans has an “evergreen” provision.

(2)	Includes information for the In-Chip Systems, Inc. 2001 Incentive and Non-statutory Stock Option Plan (the “In-Chip Plan”) assumed by the Company in connection with the acquisition of In-Chip Systems, Inc. on May 24, 2002.
      A description of the In-Chip Plan is available in Note 5 of the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. As of September 30, 2005 a total of 127,265 shares of the Company’s Common Stock, with a weighted average exercise price of $8.97 per share, were issuable upon exercise of outstanding options under this assumed plan. Prior to our acquisition of In-Chip Systems, Inc., the stockholders of In-Chip Systems, Inc. approved this Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Loans to an Executive Officer
      In March 2002 as part of his new hire compensation package, we extended a loan to Mr. Singh, our former Vice President of Sales. This loan is evidenced by a full recourse promissory note bearing interest at a rate of 6.00% and payable in March 2006. The promissory note’s outstanding principal and interest was substantially repaid in 2005 when the officer left the Company. Approximately $20,000 was forgiven under the employment separation agreement.
      The following table describes the largest amount of indebtedness for Mr. Singh during the fiscal year 2005 and the amount of indebtedness at September 30, 2005:

	Largest Amount	Amount
	Outstanding During	Outstanding at
Name	Fiscal Year 2005	9/30/2005

Raj Singh	$232,567	$0

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Committee Report
      The purpose of the Audit Committee under a written charter adopted by the Board of Directors is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing for the compensation of the independent registered public accounting firm. Each of the members of the Audit Committee meets the independence and financial literacy requirements of the NASDAQ Stock Market. The Board of Directors has determined that Robert H. Smith is an “audit committee financial expert” within the meaning of the rules promulgated by the Securities and Exchange Commission.
      Management has primary responsibility for the system of internal controls and the financial reporting process. The independent registered public accounting firm has the responsibility to express an opinion on the financial statements based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
      In this context and in connection with the audited financial statements contained in the Company’s Annual Report on Form 10-K, the Audit Committee:

•	reviewed and discussed the audited financial statements as of and for the fiscal year ended September 30, 2005 with the Company’s management and the independent registered public accounting firm;

•	discussed with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61, Communication

with Audit Committees, as amended by Statement of Auditing Standards No. 90, Audit Committee Communications;

•	reviewed the written disclosures and the letter from PricewaterhouseCoopers LLP required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, discussed with PricewaterhouseCoopers LLP their independence, and concluded that the non-audit services performed by PricewaterhouseCoopers LLP are compatible with maintaining their independence;

•	reviewed and discussed with management its assessment of and report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, which management prepared using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal-Control Integrated Framework. The Committee also reviewed and discussed with PricewaterhouseCooper LLP, the Company’s independent registered public accounting firm, PricewaterhouseCooper LLP’s attestation report on management’s assessment of and report on the Company’s internal control over financial reporting;

•	based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission; and

•	instructed management and the independent registered public accounting firm that the Audit Committee expects to be advised if there are any subjects that require special attention.

AUDIT COMMITTEE

Robert Smith (Chairman)
Richard Elkus, Jr.
Michael L. Hackworth
J. Daniel McCranie
Independent Auditor
      The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, in fiscal years 2004 and 2005 were as follows:

Service: Type of Fee	FY2004	FY2005

Audit Fees(1)	$346,902	$707,800
Tax Fees(2)	$87,260	$105,850

Total:	$434,162	$813,650

(1)	Audit fees represent fees for professional services provided in connection with the audits of annual financial statements, reviews of quarterly financial statements, consultations and work related to the Sarbanes-Oxley Act of 2002 and related regulations and audit services related to other statutory or regulatory filings or engagements.

(2)	Tax fees represent fees for services primarily related to domestic and international tax compliance.
      Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service of category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. None of the fees paid to the independent auditor under the categories Audit-Related Fees, Tax Fees and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the SEC.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Virage Logic Corporation, has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2006.

VIRAGE LOGIC CORPORATION

By:	/s/ ADAM A. KABLANIAN

Adam A. Kablanian
President and Chief Executive Officer

Signature		Title	Date

/s/ ADAM A. KABLANIAN Adam A. Kablanian		President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2006

/s/ JENS MEYERHOFF Jens Meyerhoff		Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 30, 2006

/s/ RICHARD ELKUS, JR.* Richard Elkus, Jr.		Director	January 30, 2006

/s/ MICHAEL HACKWORTH* Michael Hackworth		Director	January 30, 2006

/s/ J. DANIEL MCCRANIE* J. Daniel McCranie		Chairman of the Board of Directors	January 30, 2006

/s/ DR. ALEXANDER SHUBAT* Dr. Alexander Shubat		Vice President of Research and Development, Chief Technical Officer, Secretary and Director	January 30, 2006

/s/ ROBERT SMITH* Robert Smith		Director	January 30, 2006

/s/ MICHAEL STARK* Michael Stark		Director	January 30, 2006

*By:	/s/ ADAM A. KABLANIAN Adam A. Kablanian Attorney-in-Fact