Form 10-Q
period 2005-12-31
VIRAGE LOGIC CORP
filed 2006-02-09
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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
Yes ☐ No ☑
As of February 7, 2006, there were 22,705,855 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	September 30,
	2005	2005
ASSETS:
Current assets:
Cash and cash equivalents	$32,121	$26,841
Short-term investments	35,118	34,410
Accounts receivable, net	13,858	14,201
Costs in excess of related billings on uncompleted contracts	408	896
Prepaid expenses and other	3,981	4,517
Taxes receivable	806	493

Total current assets	86,292	81,358

Property, equipment and leasehold improvements, net	4,678	5,093
Goodwill	9,782	9,782
Other intangible assets, net	2,279	2,375
Deferred tax assets	10,536	8,604
Long-term investments	3,791	6,587
Other long-term assets	157	695

Total assets	$117,515	$114,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453	$770
Accrued expenses	4,492	3,623
Deferred revenue	8,904	8,440
Income taxes payable	1,455	1,441

Total current liabilities	15,304	14,274

Deferred tax liabilities	852	852

Total liabilities	16,156	15,126

Stockholders’ equity:
Common stock, $.001 par value;
Authorized shares – 150,000,000; issued and outstanding shares – 22,687,779 and 22,547,504 at December 31, 2005 and September 30, 2005, respectively	23	23
Additional paid-in capital	122,821	120,548
Accumulated other comprehensive income	12	52
Accumulated deficit	(21,497)	(21,255)

Total stockholders’ equity	101,359	99,368

Total liabilities and stockholders’ equity	$117,515	$114,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended
	December 31,	December 31,
	2005	2004
Revenue:
License	$10,410	$13,062
Royalties	3,315	2,797

Total revenues	13,725	15,859
Cost and expenses:
Cost of revenue	3,715	3,037
Research and development	5,628	4,773
Sales and marketing	4,260	3,813
General and administrative	2,756	1,934

Total cost and expenses	16,359	13,557

Operating income (loss)	(2,634)	2,302

Interest income and other expenses, net	619	294

Income (loss) before income taxes	(2,015)	2,596

Income tax provision (benefit)	(1,773)	857

Net income (loss)	$(242)	$1,739

Net income (loss) per share:
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.08

Weighted average shares used in computing per share amounts:
Basic	22,257	21,781

Diluted	22,257	22,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(242)	$1,739
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	—	200
Depreciation and amortization	478	608
Amortization of intangible assets	96	97
Stock-based compensation	1,729	—
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	343	582
Costs in excess of related billings on uncompleted contracts	536	(155)
Prepaid expenses and other assets	536	(1,393)
Taxes receivable	(313)	(2)
Deferred tax assets	(1,932)	—
Other long-term assets	538	—
Accounts payable and accrued liabilities	552	1,381
Deferred revenue	464	(1,842)
Income tax payable	14	75

Net cash provided by operating activities	2,809	1,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(137)	(426)
Purchase of investments	(4,997)	(17,959)
Proceeds from maturities of investments	7,099	14,590

Net cash provided by (used in) investing activities	1,965	(3,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	496	2,513

Net cash provided by financing activities	496	2,513

Effect of exchange rates on cash	10	109

Net increase in cash and cash equivalents	5,280	117

Cash and cash equivalents at beginning of period	26,841	28,746

Cash and cash equivalents at end of period	$32,121	$28,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business
Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) platforms based on memory, logic, and I/Os (input/output interface components). These various forms of IP are utilized by the Company’s customers to design and manufacture System-on-Chip (SoC) integrated circuits that are increasingly forming the foundation of today’s consumer, communications and internet infrastructure, handheld and portable devices, computer and graphics applications.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2005 contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2006.
The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
Amendments of Statement of Cash Flow Disclosures
The results of the amounts reported in the statement of cashflow disclosures for the quarter ended December 31, 2004, relating to the purchase of investments and proceeds from the maturity of investments have been amended for amounts previously reported in the quarterly financial reports relating to miss-classifications for the three months ended December 31, 2004.
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

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total hours required to complete the development or service. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on any projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.
For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on the higher of the actual price stated in the contract or the stated renewal rate in each contract. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.
The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, if collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.
Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled account receivables. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled account receivables in any given period. Prior

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
to the recognition of any revenue that would create an unbilled account receivables balance, all of the criteria under SOP 97-2 or SOP 81-1 as applicable have been completed.
Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or if the prepaid royalty is specifically indicated in the contract as being non-refundable and the company has collected the payment for the prepaid royalty.
Stock-Based Compensation
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (”SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the unaudited consolidated statements of operations from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards.
Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148. “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise is charged to the results of operations over the vesting period on a straight-line method. For the year ending September 30, 2005 the Company did not have any options that were granted below fair value as of the measurement date. Accordingly the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarter ended December 31, 2004, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following proforma amounts (in thousands, except per share data):

Three Months
Ended
December 31,
2004
Net income as reported	$1,739
Less: Fair value of stock-based compensation expense for all awards, net of taxes	(484)

Proforma net income	$1,255

Basic net income per share:
As reported	$0.08

Proforma	$0.06

Diluted net income per share:
As reported	$0.08

Proforma	$0.06

Weighted average shares used in computing per share amounts:
Basic	21,781

Diluted	22,697

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005, in our unaudited condensed consolidated statement of operations for the first quarter of fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The application of SFAS 123R had the following effect on reported amounts for the first quarter of fiscal 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

		Three Months Ended
	December 31, 2005
	Using
	Previous	SFAS 123R	As
	Accounting	Adjustments	Reported
Loss from operations	$(905)	$(1,729)	$(2,634)
Loss before income taxes	(286)	(1,729)	(2,015)
Net income (loss)	1,170	(1,412)	(242)

Basic earnings per share	0.05	(0.06)	(0.01)
Diluted earnings per share	0.05	(0.06)	(0.01)

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The estimated stock-based compensation expense related to the Company’s stock-based awards for the three month period ended December 31, 2005 was as follows (in thousands, except per share data):

Three Months
Ended
December 31,
2005
Cost of revenue	$263
Research and development	580
Sales and marketing	503
General and administrative	383

Stock-based compensation expense	1,729
Related income tax benefits	(317)

Stock-based compensation expense, net of taxes benefits	$1,412

Net stock-based compensation expense, per common share:
Basic	$0.06

Diluted	$0.06

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended
	December 31,	December 31,
	2005	2004
Volatility	70.9%	78.9%
Risk-free interest rate	4.4%	3.3%
Dividend yield	0.0%	0.0%
Expected life (years)	4.3 years	6.5 years
The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the three months ended December 31, 2005 and 2004 were $4.39 and $10.78, respectively.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity Incentive Plans
The Company has three incentive plans: 1997 Equity Incentive Plan, 2001 Incentive and Non-statutory Stock Option Plan and 2002 Equity Incentive Plan. Under our equity incentive plans, stock options generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of our common stock at the time of grant.
Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
Balance at September 30, 2003	1,057,532	5,507,916	$10.16

Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance at September 30, 2004	1,374,521	6,024,291	$9.99

Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance at September 30, 2005	1,988,532	5,704,670	$10.12

Additional options authorized	—	—	—
Options granted	(266,913)	266,913	$7.57
Options exercised	—	(140,275)	$3.53
Options canceled	127,061	(127,061)	$13.22

Balance at December 31, 2005	1,848,680	5,704,247	$10.10

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding				Options Exercisable
		Weighted
		Average		Aggregate			Aggregate
		Remaining	Weighted	Intrinsic		Weighted	Intrinsic
	Number	Contractual	Average	Value	Number	Average	Value
Range of Exercise	of	Life	Exercise	(in	of	Exercise	(in
Prices	Shares	(In years)	Price	thousands)	Shares	Price	thousands)
$ 0.13 - $ 5.61	913,698	5.65	$3.80	$5,558	688,776	$3.24	$4,570
$ 5.62 - $ 7.48	406,334	8.66	$7.14	$1,112	96,881	$6.41	$336
$ 7.63 - $ 7.81	574,124	9.66	$7.81	$1,190	104	$7.75	$0
$ 7.84 - $ 8.74	595,263	8.44	$8.59	$770	256,406	$8.65	$316
$ 8.94 - $ 9.95	806,406	8.18	$9.42	$387	276,155	$9.49	$114
$ 9.96 - $11.62	638,614	7.27	$10.76	$—	430,074	$10.81	$—
$11.64 - $14.97	581,834	6.51	$13.47	$—	476,635	$13.52	$—
$15.01 - $16.11	843,924	6.24	$15.90	$—	680,093	$15.90	$—
$16.56 - $22.37	343,800	6.59	$17.15	$—	251,163	$17.16	$—
$22.81 - $22.81	250	6.03	$22.81	$—	196	$22.81	$—

Total	5,704,247	7.33	$10.10	$9,017	3,156,483	$11.38	$5,336

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.88 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 1.2 million.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The total fair value of shares vested during the three months ended December 31, 2005 was $0.6 million. The total intrinsic value of options exercised during the three month period ended December 31, 2005 was $0.8 million. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2005 was approximately $0.5 million.
A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the three months ended December 31, 2005, is presented below:

	Stock Options
		Weighted-
	Number of	average grant-
	shares	date fair value
Nonvested at September 30, 2005	2,862,825	$6.33
Awards granted	266,913	$3.18
Awards vested	(139,183)	$4.60
Awards canceled/expired/forfeited	(127,061)	$4.99

Nonvested at December 31, 2005	2,863,494	$5.86

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company plus weighted average share equivalents, unless anti-dilutive.
The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended
	December 31,	December 31,
	2005	2004
Basic income (loss) per share:
Net income (loss)	$(242)	$1,739

Shares used in computation:
Weighted average common shares outstanding	22,257	21,956
Less: Weighted average number of common shares subject to repurchase	—	(175)

Shares used in computing basic net income (loss ) per share	22,257	21,781
Add: Weighted average share equivalents from stock options	—	916

Shares used in computing diluted net income (loss) per share	22,257	22,697

Basic net income (loss) per share	$(0.01)	$0.08

Diluted net income (loss) per share	$(0.01)	$0.08

For the computation of net loss per share for the three months ended December 31, 2005, the Company excluded all stock options as the inclusion of these securities would have been anti-dilutive. Options totaling approximately 5,812,000 shares have been excluded from the calculation of the net loss per share for the quarter ended December 31, 2005.
For the computation of net income per share for the three months ended December 31, 2004, the Company excluded approximately 728,000 shares of outstanding stock options as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the period.
NOTE 3 – COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments and foreign currency translation adjustments.

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Total comprehensive income (loss) for the three-month periods ended December 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended
	December 31,	December 31,
	2005	2004
Net income (loss)	$(242)	$1,739
Foreign currency translation adjustments, net of tax	(33)	62
Changes in unrealized gain (loss) on investments, net of tax	9	(25)

Comprehensive income (loss)	$(266)	$1,776

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
Revenues by geographic region are based on the region in which the customers are located.
Total revenues by geography are as follows:

	Three Months Ended
	December 31,	December 31,
Total Revenue by Geography	2005	2004
	(in thousands)
United States	$5,274	$4,728
Canada	806	466
Japan	921	1,738
Taiwan	2,998	3,003
Europe, Middle East and Africa (EMEA)	1,381	3,057
Other Asia (China, Malaysia, Korea and Singapore)	2,345	2,867

Total	$13,725	$15,859

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Total license revenues by process node are as follows:

	Three Months Ended
	December 31,	December 31,
Total License Revenues by Process Node	2005	2004
65 Nanometer Technology	6%	3%
90 Nanometer Technology	44	25
0.13 Micron Technology	29	51
0.18 Micron Technology	19	12
Other	2	9

Total	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.
Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.0 million as of December 31, 2005.
NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In November 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license

VIRAGE LOGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2005.
Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations.
Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2005. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.
Overview
Business Environment
Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms comprising memories, logic and I/Os (input/output interface components). These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that power today’s consumer, communications, internet infrastructure, handheld and portable devices, computer and graphics applications.
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
In the first quarter of fiscal 2006, we derived approximately 52% of license revenue from the more advanced 65nm and 90nm technology processes and approximately 48% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. The Company expects the 90nm and 65 nm technologies to drive license revenue growth in the foreseeable future as the legacy process nodes decline. We expect growth in royalty revenues to be driven by the advanced 90nm and 65nm technology processes, in addition to continued production on the older process nodes.
We sell our products early in the design process, and there are time delays of 12 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.
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
We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System™ , NetCAM™ and NOVeA™ technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies on a per-chip or per-wafer basis depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.
Currently, license fees represent the majority of our revenues. Royalty revenues for the three months ended December 31, 2005 and 2004 were $3.3 million and $2.8 million, respectively.
We have been dependent on a limited number of customers for a substantial portion of our revenues, although that dependence on one specific customer over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated more than 10% of our revenue for the quarter ended December 31, 2005. For the three months ended December 31, 2004, no single customer accounted for more than 10% of our revenue.
Sales to customers located outside of North America accounted for approximately 56% and 67% for the three months ended December 31, 2005 and 2004, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.
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

We have identified the following as critical accounting policies to our company:
•	stock-based compensation

•	revenue recognition

•	valuation of accounts receivable

•	valuation of purchased intangibles, including goodwill

•	income taxes.
Stock-based compensation
Prior to October 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.
As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We now use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2005 was $1.7 million. At December 31, 2005, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.3 million.
We value our stock-based awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model) for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
For purposes of estimating the fair value of stock options granted during the three months ended December 31, 2005 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model rather than any implied volatility. This approach is consistent with the guidance in SFAS 123R and SAB 107.
The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options on the grant date.
Furthermore, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. We calculated the pre-vesting forfeiture rate by using our historical option cancellation information.
If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, which value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.
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
License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total hours required to complete the development or service. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. Alternatively, if the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed at which time revenues and related costs are recognized. A provision for estimated losses on any projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.
For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements covered by such agreements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on the higher of the actual price stated in the contract or the stated renewal rate in each contract. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, if collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.
Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled account receivables. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled account receivables in any given period. Prior to the recognition of any revenue that would create an unbilled account receivables balance, all of the criteria under SOP 97-2 or SOP 81-1 as applicable have been completed.
Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or if the prepaid royalty is specifically indicated in the contract as being non-refundable and the company has collected the payment for the prepaid royalty.
Valuation of Accounts Receivable
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
Valuation of Purchased Intangibles, Including Goodwill
We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2005, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.1 million and $12.2 million at December 31, 2005 and September 30, 2005, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.
Income taxes
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $10.5 million and deferred tax liabilities of $0.9 million at December 31, 2005. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.
RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Three Months Ended
	December 31,	December 31,
	2005	2004
Revenue:
License	75.8%	82.4%
Royalties	24.2	17.6

Total revenues	100.0	100.0
Cost and expenses:
Cost of revenue	27.1	19.2
Research and development	41.0	30.1
Sales and marketing	31.0	24.0
General and administrative	20.1	12.2

Total cost and expenses	119.2	85.5

Operating income (loss)	(19.2)	14.5
Interest income and other expense, net	4.5	1.9

Income (loss) before income tax provision	(14.7)	16.4

Income tax provision (benefit)	(12.9)	5.4

Net income (loss)	(1.8)%	11.0%

Revenues
Revenues for the three-month period ended December 31, 2005 totaled $13.7 million, representing a decrease of 13% from $15.9 million for the three months ended December 31, 2004. The decrease is attributed to the overall decrease of $2.7 million in license revenue globally, offset by an increase of $0.5 million in royalty revenue.
For the three months ended December 31, 2005 and 2004, total license revenues by process node are as follows:

	Three Months Ended
	December 31,	December 31,
Total License Revenues by Process Node	2005	2004
65 Nanometer Technology	6%	3%
90 Nanometer Technology	44	25
0.13 Micron Technology	29	51
0.18 Micron Technology	19	12
Other	2	9

Total	100%	100%

License revenue for the three-month period ended December 31, 2005 was $10.4 million, representing a $2.7 million, or 20% decrease as compared to $13.1 million for the three-month period ended December 31, 2004. This decline has been driven by the increasing product complexity at the advanced nodes of 90 and 65 nanometer technologies, which require a higher degree of product customization and therefore consume more engineering resources. During the first quarter of fiscal 2006 we were fundamentally capacity constrained and decided to limit the number of new engagements. Furthermore, the degree of customization caused a reduction in the amount of revenue we can recognize immediately upon signing the arrangement.

License revenue associated with 0.18 and 0.13 micron technologies decreased by 40% due to our focus and continuing market penetration for our 90 and 65 nanometer technologies. Our revenue for the 90 and 65 nanometer technologies increased by 47%. We expect license revenue to increase in the second quarter of 2006 as we continue to develop and deliver on our 90 and 65 nanometer technology.
Royalties increased by $0.5 million, or 19%, from $2.8 million in the three months ended December 31, 2004 to $3.3 million for the three months ended December 31, 2005. The increase was primarily attributed to the growth in royalties associated with our 90 nanometer technology processes.
For the three months ended December 31, 2005 and 2004, total revenues by geography are as follows:

	Three Months Ended
	December 31,	December 31,
Total Revenues by Geography	2005	2004
	(in thousands)
United States	$5,274	$4,728
Canada	806	466
Japan	921	1,738
Taiwan	2,998	3,003
Europe, Middle East and Africa (EMEA)	1,381	3,057
Other Asia (China, Malaysia, Korea and Singapore)	2,345	2,867

Total	$13,725	$15,859

We experienced an increase in revenues in the United States and Canada primarily due to new license agreements with certain existing customers using our memory systems. The decrease in revenues in the foreign markets is attributable to our custom development contracts that are not immediately deliverable. Therefore, we were not able to recognize a large portion of the revenue under these contracts in the first quarter of 2006. These decreases were partially offset by our increased level of royalties from our foundry customers stemming from higher manufacturing volumes.
Cost of Revenue
Cost of revenue consists primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenue for the three months ended December 31, 2005 totaled $3.7 million, representing an increase of 22% over $3.0 million for the three months ended December 31, 2004. The increase is mainly attributable to $0.5 million of contract losses and deferred contract expenses associated with customer projects as well as $0.3 million of stock-based compensation related to our adoption of SFAS 123R. We believe that cost of revenue will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of customized products sold by us, and the level of license revenues.
Research and Development Expenses
Research and development expense (R&D expense) primarily includes personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. R&D expense for the three months ended December 31, 2005 was $5.6 million, an increase of $0.9 million, or 18%, compared to $4.8 million for the three months ended December 31, 2004. R&D expense as a percentage of total revenue for the three months ended December 31, 2005 increased to 41% from 30% for the same period in 2004. The increase is primarily due to $0.6 million expense in stock-based compensation related to the adoption of SFAS 123R and $0.2 million increase in consulting fees related to subcontractors.
Sales and Marketing Expenses
Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended December 31, 2005 totaled $4.3 million, representing an increase of $0.4 million, or 12%, compared to $3.8 million for the three months ended December 31, 2004. Sales and marketing expense as a percentage of revenue was approximately 31% for the three months ended

December 31, 2005 compared to 24% for the three months ended December 31, 2004. The increase in sales and marketing expense is mainly attributed to $0.5 million expense in stock-based compensation related to the adoption of SFAS 123R, and an increase of approximately $0.3 million in commissions partially offset by a decreases of $0.2 million in advertising expense and $0.2 million of recruiting and travel expenses.
General and Administrative Expenses
General and administrative expense (G&A expense) consists primarily of personnel, corporate governance and other costs associated with the management of our business. G&A expense for the three months ended December 31, 2005 totaled approximately $2.8 million, representing an increase of approximately $0.8 million, or 43%, compared to $1.9 million for the three months ended December 31, 2004. G&A expense as a percentage of total revenue was 20% for the three months ended December 31, 2005 compared to 12% for the same period in 2004. The absolute dollar increase in G&A expense is mainly attributed to increases in accounting fees of $0.7 million related to our compliance with regulations under the Sarbanes-Oxley Act and $0.4 million expense in stock-based compensation related to the adoption of SFAS 123R, partially offset by decreases in bad debt expense of $0.2 million and $0.1 million in personnel related expenses.
Interest Income and Other Expenses
Interest income for the three months ended December 31, 2005 was $0.6 million compared to $0.3 million for the same period in 2004. The increase in interest income was primarily due to an increase of investments and higher interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.
Income Taxes Provision
For the three months ended December 31, 2005, we recorded an income tax benefit of $1.8 million, representing an effective tax rate of 88% on the pre-tax net loss of $2.0 million. For the same period in 2004, we recorded a tax provision of approximately $0.9 million, yielding an effective tax rate of approximately 33% on our pre-tax net income of approximately $2.6 million. The increase in our effective tax rate is primarily the result of the permanent tax difference related to our incentive stock options related to our adoption of SFAS 123R.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, our cash and cash equivalents totaled $32.1 million, as compared to $26.8 million at September 30, 2005. At December 31, 2005 our short-term and long-term marketable investments totaled $38.9 million as compared to $41.0 million at September 30, 2005.
Net cash provided by operating activities was $2.8 million for the three months ended December 31, 2005 compared to $1.3 million for the three months ended December 31, 2004. The increase in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities of $2.1 million and adjustment for non-cash charges associated with stock-based compensation of $1.7 million due to the adoption of SFAS 123R. These increases were offset by the decreases in net income of $2.0 million and $0.3 million in other non-cash charges.
Net cash provided by investing activities totaled $2.0 million for the three months ended December 31, 2005 compared to net cash used of $3.8 million for the three months ended December 31, 2004. Cash provided for the three months ended December 31, 2005 was primarily attributable to $7.1 million of proceeds from maturities of investments which was partially offset by $5.0 million of purchases of investments and $0.1 million of purchases of property and equipment. For the three months ended December 31, 2004 cash used in purchase of investments totaled $18.0 million and $0.4 million for purchases of property and equipment, offset by proceeds from maturities of investments of $14.6 million.
Net cash provided by financing activities totaled approximately $0.5 million and $2.5 million for the three months ended December 31, 2005 and 2004, respectively, and is attributed to the proceeds from exercises of employee stock options during the respective quarters.

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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our contractual obligations and commercial commitments at December 31, 2005 (dollars in thousands):

			Less Than	1-3	4-5	After
Contractual Obligations	Total		1 Year	1 Year	Years	5 Years

Operating lease obligations	$4,377	(1)	$1,373	$2,344	$645	$15
Purchase obligations	6,039	(2)	3,002	1,315	861	861

Total operating lease and purchase obligations	$10,416		$4,375	$3,659	$1,506	$876

(1)	Includes $1.1 million payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance.

The Company has no off-balance-sheet financing arrangements other than operating leases.

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
Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of the Company’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:
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
As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely on these comparisons as indications of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline significantly.
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
These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional licensees. Furthermore, there are a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our IP. If we are unable to establish and maintain these relationships, we will be unable to generate license fees, and our revenues will decrease.
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
We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended December 31, 2005 and 2004, we recorded royalty revenues of approximately $3.3 million and $2.8 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.
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
Sales to customers located outside North America accounted for 63% and 62% of our revenues for fiscal years ended September 30, 2005 and 2004, respectively. For the three months ended December 31, 2005 and 2004, sales to customers located outside North America accounted for 56% and 67% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:
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
We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer generated more than 10% of our revenue for the quarter ended December 31, 2005. No single customer generated more than 10% of our revenues for the quarter ended December 31, 2004. Since fiscal year 2001, our five largest customers have represented between 25-45% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.
We may have difficulty returning to profitability and may experience additional losses in the future.
We recorded a net loss of $0.2 million for first quarter of fiscal 2006. We recorded a loss of $0.3 million for fiscal 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.
We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.
A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, the durations of these delays have typically been short in length so as to not materially damage our relationship with our customers. However, these delays did adversely impact our operations. Future failures to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.
We may be unable to attract and retain key personnel who are critical to the success of our business.
We believe our future success depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to grow our business we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-

up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive stock option packages than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.
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

We determined that we had material weaknesses in our internal control over financial reporting as of September 30, 2005. These material weaknesses could result in a loss of investor confidence in our financial reports and have an adverse impact on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting for our Annual Report on Form 10-K for the year ended September 30, 2005. Such report contained, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment included disclosure of the material weaknesses in our internal control over financial reporting identified by management. Such report also included a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal controls.
We have preformed the system and process documentation and evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Management had identified material weaknesses in our internal control over financial reporting as of September 30, 2005, as reported in our form 10-K for the year ended September 30, 2005. Specifically, we had material weaknesses in foreign currency translations, income taxes and statement of cash flows. Management has begun to implement specific controls to remediate the material weaknesses in the first quarter of 2006; however, the material weaknesses have not been remediated as of December 31, 2005.
If we continue to have our current material weaknesses or assess new material weaknesses our investors could lose confidence in the accuracy and completeness of our financial reports, which could adversely affect our stock price.
Changes in financial accounting standards related to stock-based compensation are expected to continue to have a significant effect on our reported results.
On October 1, 2005, we adopted the revised statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which requires that we record compensation expense in the statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of stock-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.
Changes to accounting standards and rules could either delay our recognition of revenues or reduce the amount of revenues that we may recognize at a specific time, and thus defer or reduce our profitability. These effects on our reported results could cause our stock price to be lower than it otherwise might have been.
We adopted the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We implemented these provisions as of October 1, 1999. In December 2003, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business may adversely affect our reported financial results.

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

We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our short term investments balance of $35.1 million at December 31, 2005 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold approximately $3.8 million in U.S. government obligations with maturities greater than one year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2005, as amended, have not yet been fully remediated. In light of these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
The material weaknesses identified and discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2005, as amended, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Although not yet complete, during the quarter ended December 31, 2005, we continued the following actions to remediate the material weaknesses we identified to be present as of September 30, 2005:
•	Hiring of additional personnel, permitting enhanced segregation of duties and additional review;

•	Additional training of staff;

•	Identification of procedural improvements in our accounting processes;

•	Enhancement of standardized control procedures and independent recalculations from the ERP system for foreign exchange translation, and implementation of redundant review controls related to the translation of foreign currencies which are performed by an individual independent of the preparer and initial reviewer;

•	Engagement of another third-party firm to review the income tax provision;

•	Expansion of standardized control procedure and checklists for quarterly control procedures related to the preparation and review of the statements of cash flows preparation.

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

Date: February 9, 2006	VIRAGE LOGIC CORPORATION
/s/ Adam Kablanian
ADAM A. KABLANIAN
President and Chief Executive Officer

/s/ Jens Meyerhoff
JENS MEYERHOFF
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