Form 10-Q
period 2006-03-31
VIRAGE LOGIC CORP
filed 2006-05-10
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2006, there were 22,859,264 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	September 30,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$28,225	$26,841
Short-term investments	38,747	34,410
Accounts receivable, net	16,814	14,201
Costs in excess of related billings on uncompleted contracts	760	896
Prepaid expenses and other current assets	3,943	4,517
Taxes receivable	430	493

Total current assets	88,919	81,358

Property, equipment and leasehold improvements, net	4,366	5,093
Goodwill	9,782	9,782
Other intangible assets, net	2,183	2,375
Deferred tax assets	10,788	8,604
Long-term investments	4,681	6,587
Other long-term assets	254	695

Total assets	$120,973	$114,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$770
Accrued expenses	4,402	3,623
Deferred revenue	8,422	8,440
Income taxes payable	1,373	1,441

Total current liabilities	15,308	14,274

Deferred tax liabilities	852	852

Total liabilities	16,160	15,126

Stockholders’ equity:
Common stock, $.001 par value; Authorized shares - 150,000,000; issued and outstanding shares - 22,828,003 and 22,547,504 at March 31, 2006 and September 30, 2005, respectively	23	23
Additional paid-in capital	126,053	120,548
Accumulated other comprehensive income	58	52
Accumulated deficit	(21,321)	(21,255)

Total stockholders’ equity	104,813	99,368

Total liabilities and stockholders’ equity	$120,973	$114,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
License	$10,358	$10,109	$20,768	$23,171
Royalties	4,838	2,675	8,153	5,472

Total revenues	15,196	12,784	28,921	28,643

Cost and expenses:
Cost of revenues	3,500	3,102	7,215	6,139
Research and development	5,328	5,089	10,956	9,862
Sales and marketing	4,299	4,509	8,559	8,322
General and administrative	2,709	2,109	5,465	4,043

Total cost and expenses	15,836	14,809	32,195	28,366

Operating income (loss)	(640)	(2,025)	(3,274)	277

Interest income and other income (expenses), net	665	444	1,284	738

Income (loss) before income taxes	25	(1,581)	(1,990)	1,015

Income tax provision (benefit)	(151)	(593)	(1,924)	264

Net income (loss)	$176	$(988)	$(66)	$751

Net income (loss) per share:
Basic	$0.01	$(0.04)	$(0.00)	$0.03

Diluted	$0.01	$(0.04)	$(0.00)	$0.03

Weighted average shares used in computing per share amounts:
Basic	22,302	22,140	22,314	21,959

Diluted	23,011	22,140	22,314	23,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(66)	$751
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	—	159
Depreciation and amortization	970	1,178
Amortization of intangible assets	193	194
Stock-based compensation	3,749	339
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	(2,613)	2,546
Costs in excess of related billings on uncompleted contracts	154	(399)
Prepaid expenses and other assets	574	(1,700)
Taxes receivable	62	987
Deferred tax assets	(2,183)	—
Other long-term assets	441	—
Accounts payable and accrued liabilities	1,122	726
Deferred revenue	(18)	(1,001)
Income tax payable	(69)	(1,219)

Net cash provided by operating activities	2,326	2,561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(297)	(2,207)
Purchase of investments	(16,967)	(23,089)
Proceeds from maturities of investments	14,577	21,458
Payment of merger-related liabilities	—	(500)

Net cash used in investing activities	(2,687)	(4,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,738	4,817

Net cash provided by financing activities	1,738	4,817

Effect of exchange rates on cash	7	91

Net increase in cash and cash equivalents	1,384	3,131

Cash and cash equivalents at beginning of period	26,841	28,746

Cash and cash equivalents at end of period	$28,225	$31,877

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2005 contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2006.
The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
Amendments of Statement of Cash Flow Disclosures
The results of the amounts reported in the statement of cashflow disclosures for the six months ended March 31, 2005, relating to the purchase of investments and proceeds from the maturity of investments have been amended for amounts previously reported in the quarterly financial reports relating to miss-classifications for the six months ended March 31, 2005.
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
Accounting for Internal-Use Computer Software
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $26,000 and $1.3 million during the six months ended March 31, 2006 and 2005, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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
The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, as long as collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.
Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled account receivables. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled account receivables in any given period. Prior to the recognition of any revenue that would create an unbilled account receivables balance, all of the criteria under SOP 97-2 or SOP 81-1 as applicable have been met.

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
Stock-Based Compensation
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the unaudited consolidated statements of operations from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.8 million.
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

For the three and six months ended March 31, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following proforma amounts (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2005	2005

Net income (loss) as reported	$(988)	$751
Add: Stock-based compensation expense included in reported net income (loss), net of tax	207	207
Less: Fair value of stock-based compensation expense for all awards, net of tax	(2,121)	(2,605)

Proforma net loss	$(2,902)	$(1,647)

Basic net income (loss) per share:
As reported	$(0.04)	$0.03

Proforma	$(0.13)	$(0.08)

Diluted net income (loss) per share:
As reported	$(0.04)	$0.03

Proforma	$(0.13)	$(0.08)

Weighted average shares used in computing per share amounts:
Basic	22,140	21,959

Diluted	22,140	23,252

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005, in our unaudited condensed consolidated statement of operations for the first six months of fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) issue No. 00-15, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The estimated stock-based compensation expense related to the Company’s stock-based awards for the three months and six months period ended March 31, 2006 was as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

Cost of revenues	$374	$637
Research and development	426	1,006
Sales and marketing	452	955
General and administrative	768	1,151

Stock-based compensation expense	2,020	3,749
Related income tax benefits	(441)	(758)

Stock-based compensation expense, net of taxes benefits	$1,579	$2,991

Net stock-based compensation expense, per common share:
Basic	$0.07	$0.13

Diluted	$0.07	$0.13

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through an adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
Volatility	70%	79%	70%	79%
Risk-free interest rate	4.7%	3.3%	4.6%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.3 years	3 – 4 years	4.3 years	4 – 5 years
The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the three and six months ended March 31, 2006 were $5.92 and $5.44, respectively.
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
Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
Balance at September 30, 2003	1,057,532	5,507,916	$10.16

Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance at September 30, 2004	1,374,521	6,024,291	$9.99

Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance at September 30, 2005	1,988,532	5,704,670	$10.12

Additional options authorized	—	—	—
Options granted	(868,139)	868,139	$9.35
Options exercised	—	(268,687)	$5.99
Options expired/forfeited	331,276	(331,276)	$11.53

Balance at March 31, 2006	1,451,669	5,972,846	$10.12

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average		Aggregate		Average		Aggregate
		Remaining	Weighted	Intrinsic		Remaining	Weighted	Intrinsic
	Number	Contractual	Average	Value	Number	Contractual	Average	Value
Range of Exercise	of	Life (In	Exercise	(in	of	Life (In	Exercise	(in
Prices	Shares	years)	Price	thousands)	Shares	years)	Price	thousands)
$0.13 - $5.61	909,883	5.65	$3.81	$6,352	690,326	5.19	$3.27	$5,200
$5.62 - $7.81	924,456	9.28	$7.54	$3,003	89,685	6.25	$6.47	$397
$7.84 - $8.95	651,657	8.40	$8.63	$1,407	240,783	8.08	$8.71	$636
$9.00 - $10.05	875,045	8.64	$9.57	$1,065	228,756	7.43	$9.49	$307
$10.06 - $10.90	605,210	8.70	$10.40	$238	243,270	7.60	$10.38	$102
$10.91 - $14.00	728,893	6.92	$12.52	$—	502,992	6.22	$12.97	$—
$14.03 - $16.11	938,652	6.28	$15.73	$—	834,734	6.05	$15.77	$—
$16.56 - $20.19	338,550	6.62	$17.13	$—	276,734	6.12	$17.14	$—
$22.37 - $22.37	250	6.03	$22.37	$—	208	6.03	$22.37	$—
$22.81 - $22.81	250	6.04	$22.81	$—	208	6.04	$22.81	$—

Total	5,972,846	7.57	$10.12	$12,065	3,107,696	6.33	$10.96	$6,642

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.79 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1.6 million.
The total fair value of shares vested during the six months ended March 31, 2006 was $1.8 million. The total intrinsic value of employee stock options exercised during the six months ended March 31, 2006 was $1.1 million. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2006 was $1.6 million. The company issued new shares of common stock upon exercise of stock options.
A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the six months ended March 31, 2006 is presented below:

	Stock Options
		Weighted-
	Number of	average grant-
	shares	date fair value
Nonvested at September 30, 2005	2,862,825	$6.33
Awards granted	868,139	$2.70
Awards vested	(402,539)	$4.39
Awards expired/forfeited	(331,276)	$2.29

Nonvested at March 31, 2006	2,997,149	$5.60

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
The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$176	$(988)	$(66)	$751

Weighted average shares outstanding — Basic	22,302	22,140	22,314	21,959
Effect of potentially dilutive securities	709	—	—	1,293

Weighted average shares outstanding — Diluted	23,011	22,140	22,314	23,252

Net income (loss) per basic share	$0.01	$(0.04)	$(0.00)	$0.03

Net income (loss) per diluted share	$0.01	$(0.04)	$(0.00)	$0.03

For the computation of net loss per share for the six months ended March 31, 2006, the Company excluded 634,000 shares of common stock equivalents from outstanding stock options as the inclusion of these securities would have been anti-dilutive. Additionally, for the three and six months ended March 31, 2006, the Company excluded 3.5 million and 4.2 million shares, respectively, of outstanding and exercisable stock options from the computation as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the respective periods.
For the computation of net loss per share for the three months ended March 31, 2005, the Company excluded 777,000 shares of common stock equivalents from outstanding stock options as the inclusion of these securities would have been anti-dilutive. Additionally, for the three and six months ended March 31, 2005, the Company excluded 1.3 million and 1.0 million shares, respectively, of outstanding and exercisable stock options from the computation as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the respective periods.
NOTE 3 — COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gain (loss) on investments and foreign currency translation adjustments.
Total comprehensive income (loss) for the three and six months ended March 31, 2006 and 2005, respectively, is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$176	$(988)	$(66)	$751
Foreign currency translation adjustments, net of tax	12	321	(21)	382
Changes in unrealized gain (loss) on investments, net of tax	17	(83)	26	(107)

Comprehensive income (loss), net of tax	$205	$(750)	$(61)	$1,026

NOTE 4 — SEGMENT INFORMATION
The Company operates only in one segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os and the sale of the individual platform components.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.
Revenues by geographic region are based on the region in which the customers are located.
Total revenues by geography are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total Revenue by Geography
United States	$5,137	$4,287	$10,411	$9,015
Canada	909	592	1,715	1,058
Japan	960	1,058	1,881	2,796
Taiwan	3,998	2,592	6,996	5,595
Europe, Middle East and Africa (EMEA)	2,452	2,081	3,833	5,138
Other Asia (China, Malaysia, Korea and Singapore)	1,740	2,174	4,085	5,041

Total	$15,196	$12,784	$28,921	$28,643

Total license revenues by process node are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total License Revenue by Process Node
65 Nanometer technology	9%	7%	8%	5%
90 Nanometer technology	40	32	42	28
0.13 Micron technology	34	44	31	48
0.18 Micron technology	14	12	16	12
Other	3	5	3	7

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.
Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and related improvements are valued at cost less accumulated depreciation and amortization, and amounted to $1.9 million as of March 31, 2006.
NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In November 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 did not have a material impact on our results of operations or financial condition.

In February 2006, Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with FAS 133 along with certain other clarifications and amendments to SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.
In March 2006, Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156 (“SFAS 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – an amendment of FASB Statements No. 140”. SFAS 156 addresses the recognition and measurement of separately servicing assets and servicing liabilities and permit servicers that use derivative financial instruments to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers and securitizations. SFAS 156 is effective for financial periods beginning after September 15, 2006. The adoption of this standard will not have a material impact on the Company’s results of operations or financial position.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of March 31, 2006.
Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.
NOTE 7 — RELATED PARTY TRANSACTIONS
On March 17, 2006, the Company elected Dan McCranie, the Company’s current Chairman of the Board, as the Executive Chairman of the Company for the period ending March 31, 2007. Mr. McCranie will receive cash compensation in the amount of $300,000 per annum. He will also receive 160,000 options to purchase common stock which will vest in twelve monthly installments at the rate of 10,000 shares per month for the first four months and 15,000 shares per month for the remaining eight months.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

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
In the second quarter of fiscal 2006, we derived approximately 49% of license revenue from the more advanced 90-nanometer and 65-nanometer technology processes and approximately 51% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. The Company expects the 90-nanometer and 65-nanometer technologies to drive license revenue growth in the foreseeable future as the legacy process nodes decline. We expect growth in royalty revenues to be driven by the advanced 90-nanometer and 65-nanometer technology processes, in addition to continued production on the older process nodes.
We sell our products early in the design process, and there are time delays of 12 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on our customer’s ability to ramp such designs to substantial manufacturing volumes and the overall market acceptance of our customer’s products.
Sources of Revenues
Our revenues are derived principally from licenses of our semiconductor IP products, which include:
•	embedded memory, logic and I/O elements;

•	standard and custom memory compilers; and

•	memory test processor and fuse box components for embedded test and repair of defective memory cells.
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

We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System(TM) , NetCAM(TM) and NOVeA(TM) technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies on a per-chip or per-wafer basis depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.
Currently, license fees represent the majority of our revenues. Royalty revenues for the three and six months ended March 31, 2006 were $4.8 million and $8.2 million, respectively. Royalty revenues for the three and six months ended March 31, 2005 were $2.7 million and $5.5 million, respectively.
Our customers comprising the top 10 customer group have changed from time to time. For the three months ended March 31, 2006 and 2005, one customer accounted for 20% and 13%, respectively, of our total revenues. For the six months ended March 31, 2006, one customer accounted for 17% of our total revenue. No single customer accounted for more than 10% of our revenue for the six months ended March 31, 2005.
Sales to customers located outside of North America accounted for approximately 60% and 62% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006 and 2005, sales to customers located outside North America accounted approximately 58% and 65% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.
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
We have identified the following as critical accounting policies to our company:
•	stock-based compensation;

•	revenue recognition;

•	valuation of accounts receivable;

•	valuation of purchased intangibles, including goodwill; and

•	income taxes.
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

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We now use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2006 was $2.0 million and $3.7 million, respectively. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.8 million.
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
For purposes of estimating the fair value of stock options granted during the six months ended March 31, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and SAB 107.
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
If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, such value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.
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
The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, as long as collection is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.
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

Valuation of Purchased Intangibles, Including Goodwill
We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of March 31, 2006, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $12.0 million and $12.2 million at March 31, 2006 and September 30, 2005, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.
Income taxes
We calculate our tax provision based on an estimated annual tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Significant components affecting the tax rate include R&D credits, income from tax-exempt securities, incentive stock options, the composite state tax rate, and recognition of certain deferred tax assets subject to valuation allowances.
For financial statement purposes, we make certain estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions such as the tax benefit for export sales and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result an increase or decrease to our tax provision in a subsequent period.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $10.8 million and deferred tax liabilities of $0.9 million at March 31, 2006. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that a substantial majority of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005
Revenues
The table below sets forth the changes in revenues from the three and six months ended March 31, 2005 to the three and six months ended March 31, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	Revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$10,358	68.2%	$10,109	79.1%	$249	2.5%
Royalties	4,838	31.8%	2,675	20.9%	2,163	80.9%

Total revenues	$15,196	100.0%	$12,784	100.0%	$2,412	18.9%

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$20,768	71.8%	$23,171	80.9%	($2,403)	(10.4%)
Royalties	8,153	28.2%	5,472	19.1%	2,681	49.0%

Total revenues	$28,921	100.0%	$28,643	100.0%	$278	1.0%

Revenues for the three months ended March 31, 2006 totaled $15.2 million, increasing 18.9% from $12.8 million for the three months ended March 31, 2005. The increase resulted from the increase of $2.2 million in royalty revenue and $0.2 million in license revenue.
Revenue for the six months ended March 31, 2006 totaled $28.9 million, increasing 1.0% from $28.6 million for the six months ended March 31, 2005. The increase resulted from the increase of $2.7 million in royalty revenue offset by a decrease of $2.4 million in license revenue.
For the three and six months ended March 31, 2006 and 2005, total license revenues by process node are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total License Revenue by Process Node:
65 Nanometer technology	9%	7%	8%	5%
90 Nanometer technology	40	32	42	28
0.13 Micron technology	34	44	31	48
0.18 Micron technology	14	12	16	12
Other	3	5	3	7

Total	100%	100%	100%	100%

License revenue for the three months ended March 31, 2006 was $10.4 million, representing an increase of $0.3 million or 2.5% as compared to $10.1 million for the three months ended March 31, 2005. License revenue increased for the three months ended March 31, 2006 mainly attributed to an increase of $1.1 million on the 90-nanometer and 65-nanometer technologies related to the completion and acceptance of development agreements which allowed us to recognize previously deferred revenue, partially offset by a decrease of $0.8 million on the 0.13 micron, 0.18 micron and larger technologies.
License revenue for the six months ended March 31, 2006 was $20.8 million, representing a decrease of $2.4 million or 10.4% as compared to $23.2 million for the six months ended March 31, 2005. The decrease for the six months was due to a $5.2 million, or 33%, decline in 0.13 micron, 0.18 micron and larger technologies partially offset by a $2.8 million, or 37%, increase in the 90- nanometer and 65-nanometer technologies. However, we expect license revenue to increase in the future as we continue to develop and deliver our 90 and 65 nanometer technologies.

Royalties increased significantly by $2.2 million, or 80.9% from $2.7 million in the three months ended March 31, 2005 to $4.8 million for the three months ended March 31, 2006. For the six months ended March 31, 2006 and 2005, royalties were $8.2 million and $5.5 million, respectively. The increase for the three and six months was primarily attributed to the growth in royalties associated with our 90 nanometer technology processes.
For the three and six months ended March 31, 2006 and 2005, total revenues by geography were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total Revenue by Geography
United States	$5,137	$4,287	$10,411	$9,015
Canada	909	592	1,715	1,058
Japan	960	1,058	1,881	2,796
Taiwan	3,998	2,592	6,996	5,595
Europe, Middle East and Africa (EMEA)	2,452	2,081	3,833	5,138
Other Asia (China, Malaysia, Korea and Singapore)	1,740	2,174	4,085	5,041

Total	$15,196	$12,784	$28,921	$28,643

We experienced an increase in revenues in the United States, Europe, Canada and Taiwan primarily due to new license agreements with certain existing customers using our memory systems. In addition, we had an increased level of royalties from our foundry customers stemming from higher manufacturing volumes. Revenue from the Asian markets, excluding Taiwan, have decreased due to the late adopters that have yet to move to the more advanced nodes.
Cost and Expenses
The table below sets forth the changes in cost and expenses from the three and six months ended March 31, 2005 to the three and six months ended March 31, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	Revenues	Amount	revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$3,500	23.0%	$3,102	24.2%	$398	12.8%
Research and development	5,328	35.1%	5,089	39.8%	239	4.7%
Sales and marketing	4,299	28.3%	4,509	35.3%	(210)	(4.7%)
General and administrative	2,709	17.8%	2,109	16.5%	600	28.4%

Total cost and expenses	$15,836	104.2%	$14,809	115.8%	$1,027	6.9%

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$7,215	24.9%	$6,139	21.4%	$1,076	17.5%
Research and development	10,956	37.9%	9,862	34.4%	1,094	11.1%
Sales and marketing	8,559	29.6%	8,322	29.1%	237	2.8%
General and administrative	5,465	18.9%	4,043	14.1%	1,422	35.2%

Total cost and expenses	$32,195	111.3%	$28,366	99.0%	$3,829	13.5%

Cost of Revenues
Cost of revenues is determined principally based on allocation of custom contracts and maintenance contracts, which consist primarily of personnel expenses and the allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended March 31, 2006 totaled $3.5 million, representing an increase of $0.4 million or 12.8% over $3.1 million for the three months ended March 31, 2005. The increase for the three months was primarily attributable to $0.4 million stock based compensation expense related to the adoption of SFAS 123R.
For the six months ended March 31, 2006, cost of revenues totaled $7.2 million, representing an increase of $1.1 million or 17.5% over $6.1 million for the six months ended March 31, 2005. The increase for the six months was primarily attributable to $0.6 million stock based compensation expense related to the adoption of SFAS 123R and increases in contract loss and deferred contract expenses associated with customer projects. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, the impact of the adoption of SFAS 123R and the level of license revenues.
Research and Development Expenses
Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended March 31, 2006 were $5.3 million, an increase of $0.2 million, or 4.7%, from $5.1 million for the three months ended March 31, 2005. Research and development expense as a percentage of total revenue for the three months ended March 31, 2006 decreased to 35.1% from 39.8% for the same period in fiscal 2005. The increase in research and development expense was primarily due to $0.4 million expense in stock based-compensation related to the adoption of SFAS 123R, partially offset by a $0.2 million decrease in travel expenses and corporate support services.
For the six months ended March 31, 2006 research and development totaled $11.0 million, representing an increase of $1.1 million or 11.1% compared to $9.9 million for the same period in fiscal 2005. Research and development expense as a percentage of total revenue for the six months ended March 31, 2006 was 37.9%, as compared to 34.4% for the six months ended March 31, 2005. The increase was primarily due to $1.0 million expense in stock-based compensation related to the adoption of SFAS 123R and $0.3 million increase in consulting fees related to subcontractors, partially offset by decreases of $0.1 million in depreciation, $0.1 million of travel expenses and $0.1 million in software and maintenance expenses.
Sales and Marketing Expenses
Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended March 31, 2006 was $4.3 million, representing a decrease of $0.2 million or 4.7% over the same period in fiscal 2005. Sales and marketing expense as a percentage of revenue was 28.3% for the three months ended March 31, 2006, compared to 35.3% for the three months ended March 31, 2005. The decrease in sales and marketing expense for the three months was primarily attributable to decreases of $0.3 million in marketing programs expenses and $0.2 million in travel expenses, partially offset by an increase of $0.5 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $0.1 million in personnel related expenses related to commission expenses. In addition, we recorded $0.3 million of stock-based compensation expense under APB Opinion No. 25 during the three months ended March 31, 2005, relating to the accelerated vesting of certain stock options previously granted to the departing Vice President of Sales. There was no similar charge during the three months ended March 31, 2006.
Sales and marketing expense for the six months ended March 31, 2006 totaled $8.6 million, representing an increase of $0.2 million or 2.8% over the same period in fiscal 2005. For the first six months of fiscal 2006, sales and marketing expense as a percentage of revenue was 29.6%, compared to 29.1% for the first six months of fiscal 2005. The increase in sales and marketing expense for the six months ended March 31, 2006 was mainly attributable to $1.0 million expense in stock-based compensation related to the adoption of SFAS 123R and $0.4 million increase in personnel related expense related to commissions, partially offset by decreases in marketing programs of $0.5 million, travel expenses of $0.4 million and stock-based compensation expense under APB Opinion No. 25 of $0.3 million, relating to the accelerated vesting of certain stock options previously granted to departing Vice President of Sales.
General and Administrative Expenses
General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended March 31, 2006 was $2.7 million, representing an increase of $0.6 million or 28.4% over the three months ended March 31, 2005. General and administrative expense as a percentage of total revenue was 17.8% for the three months ended March 31, 2006, compared to 16.5% for the same period in fiscal 2005. The increase in general and administrative expense for the three months ended was mainly attributable to $0.8 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $0.2 million for personnel related expenses due to an increase in headcount. These increases were partially offset by decreases of $0.4 million in professional fees.

General and administrative expense for the six months ended March 31, 2006 totaled $5.5 million, representing an increase of $1.4 million or 35.2% over the six months ended March 31, 2005. General and administrative expense as a percentage of total revenue was 18.9% for the six months ended March 31, 2006, compared to 14.1% for the same period in fiscal 2005. The increase in general and administrative expense for the six months ended March 31, 2006 was mainly attributable to $1.2 million expense in stock-based compensation related to the adoption of SFAS 123R, an increase of $0.4 million of professional fees primarily related to accounting fees and an increase of $0.2 million of personnel related expenses due to increase in headcount, partially offset by a decrease of $0.4 million of bad debt expenses primarily related to the collection of previously reserved accounts receivable.
Interest Income and Other Income (Expenses), net
The table below sets forth the changes in interest income and other income (expenses), net from the three and six months ended March 31, 2005 to the three and six months ended March 31, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$668	4.4%	$426	3.3%	$242	56.8%
Other income (expenses), net	(3)	(0.0%)	18	0.2%	(21)	(116.7%)

Total interest income and other income (expenses), net	$665	4.4%	$444	3.5%	$221	49.8%

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$1,291	4.5%	$746	2.6%	$545	73.1%
Other income (expenses), net	(7)	(0.1%)	(8)	0.0%	1	(12.5%)

Total interest income and other income (expenses), net	$1,284	4.4%	$738	2.6%	$546	74.0%

Interest income and other income (expenses), net, for the three months ended March 31, 2006 totaled $0.7 million compared to $0.4 million for the same period in fiscal 2005. Interest income and other income (expenses), net, for the six months ended March 31, 2006 totaled $1.3 million, compared to $0.7 million for the same period in fiscal 2005. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.

Income Tax Provision

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Income tax provision (benefit)	$(151)	(1.0%)	$(593)	(4.6%)	$442	(74.5%)

	Six Months Ended		Six Months Ended
	March 31, 2006		March 31, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Income tax provision (benefit)	$(1,924)	(6.7%)	$264	0.9%	$(2,188)	(828.9%)

For the three months ended March 31, 2006 and 2005, we recorded an income tax benefit of $0.2 million and $0.6 million, respectively. For the six months ended March 31, 2006, we recorded an income tax benefit of $1.9 million and for the six months ended March 31, 2005, we recorded an income tax provision of $0.3 million. The benefit for income taxes for the six months ended March 31, 2006 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the usage of tax loss carry forwards or credits that result in a federal and state tax minimum provision and income taxes on earnings of certain foreign subsidiaries. To the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit from income taxes that would be derived by applying the statutory rate to our loss before income taxes and the benefit actually recorded is due primarily to the impact of state and foreign taxes including other miscellaneous non-deductible items offset by federal net operating losses not utilized.
LIQUIDITY AND CAPITAL RESOURCES

	March 31,	September 30,
	2006	2005	Change
Cash and cash equivalents	$28,225	$26,841	$1,384
Short-term and long-term investments	43,428	40,997	2,431

Total cash, cash equivalents and marketable debt securities	$71,653	$67,838	$3,815

At March 31, 2006, our cash and cash equivalents totaled $28.2 million, as compared to $26.8 million at September 30, 2005. At March 31, 2006 our short-term and long-term treasury investments totaled $43.4 million as compared to $41.0 million at September 30, 2005. In aggregate, cash, cash equivalents and investments in marketable securities as of March 31, 2006 totaled $71.7 million, compared to $67.8 million at September 30, 2005.

	Six Months Ended
	March 31,	March 31,
	2006	2005	Change
Cash provided by operating activities	$2,326	$2,561	$(235)
Cash used in investing activities	(2,687)	(4,338)	1,651
Cash provided by financing activities	1,738	4,817	(3,079)
Effect of exchange rates on cash	7	91	(84)

Net increase in cash and cash equivalents	$1,384	$3,131	$(1,747)

Net cash provided by operating activities was $2.3 million and $2.6 million for the six months ended March 31, 2006 and 2005, respectively. The decrease in operating activities was due to decreases in operating assets and liabilities of $2.5 million related to accounts receivable due to more billings offset by smaller collections and deferred tax assets due to our income tax benefit. In addition, we had a decrease in net income of $0.8 million. These decreases were offset by increases of $3.0 million due to non-cash items associated with provision for doubtful accounts, depreciation, amortization and stock-based compensation expense due to the adoption of SFAS 123R.
Net cash used in investing activities was $2.7 million and $4.3 million for the first six months of 2006 and 2005, respectively. The decreases of $1.6 million in the use of cash resulted from decreases in purchases of property and equipment of $1.9 million and in payment of merger-related liabilities of $0.5 million, partially offset by a $0.8 million increase in net purchase of investments and proceeds from maturities of investments.
Net cash provided by financing activities totaled $1.7 million and $4.8 million for the six months ended March 31, 2006 and 2005, respectively, and was attributed to the proceeds from exercises of employee stock options and employee stock purchase plans during the respective periods.
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
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our contractual obligations and commercial commitments at March 31, 2006 (dollars in thousands):

			Less Than	1-3	4-5	After
Contractual Obligations	Total		1 Year	Years	Years	5 Years

Operating lease obligations	$3,924	(1)	$909	$2,354	$647	$14
Purchase obligations	6,941	(2)	2,111	4,830	—	—

Total operating lease and purchase obligations	$10,865		$3,020	$7,184	$647	$14

(1)	Includes $0.8 million payable under the lease agreement for our corporate office lease in Fremont, California, which was extended through fiscal year 2006.

(2)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. The Company has no off-balance-sheet financing arrangements other than operating leases.

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
We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our short term investments balance of $38.7 million at March 31, 2006 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $4.0 million in U.S. government obligations and $0.7 million in corporate bonds with maturities greater than one year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended, have not yet been fully remediated. In light of these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
The material weaknesses identified and discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Although not yet complete, during the quarter ended March 31, 2006, we continued the following actions to remediate the material weaknesses we identified to be present as of September 30, 2005:
•	Hiring of additional personnel, permitting enhanced segregation of duties and additional review;

•	Additional training of staff;

•	Identification of procedural improvements in our accounting processes;

•	Enhancement of standardized control procedures and independent recalculations from the ERP system for foreign exchange translation, and implementation of redundant review controls related to the translation of foreign currencies which are performed by an individual independent of the preparer and initial reviewer;

•	Engagement of another third-party firm to review the income tax provision; and

•	Expansion of standardized control procedure and checklists for quarterly control procedures related to the preparation and review of the statements of cash flows preparation.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
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
If we are unable to maintain existing relationships and/or develop new relationships with third-party semiconductor manufacturers, or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers and our business will be harmed.
Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these new processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to define the focus of our research and development activities. We currently have agreements with Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation, Chartered Semiconductor Manufacturing, Tower Semiconductor, Silterra Malaysia, Semiconductor Manufacturing International Corporation and DongbuAnam Semiconductor. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. We would then be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.
A portion of our contracts require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, the durations of these delays have typically been short in length so as to not materially damage our relationship with our customers. However, these delays did adversely impact our operations and our financial performance. Future failures to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.
If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not be as large as we anticipate.
We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first six months of fiscal 2006 and 2005, we recorded royalty revenues of $8.2 million and $5.5 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.
It is difficult for us to verify royalty amounts owed to us under our licensing arrangements, and this may cause us to lose revenues or inaccurately report revenues.
The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit the books and records of our licensees to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our licensees. Our inability to audit all of our licensees’ books and records may result in us receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. The results of such audits could also result in an increase, as a result of a licensees’ underpayment, or decrease, as a result of a licensees’ overpayment, to royalty revenues. Such adjustments are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits may cause our revenues and operating results to be below market expectations, which could cause our stock price to decline. The royalty audit may also trigger disagreements over contract terms with our licensees and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations.
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

As advanced process nodes become more complex we may have difficulty in delivering product specifications in similar timeframes and at comparable costs to older process nodes.
The increasing complexity of our product at advanced nodes requires different customer engagements and validation strategies. Such changes require the acceptance of different business terms and schedules by our customers. They also may require an increase of test silicon for purposes of validating performance parameters. Such changes may impact our ability to acquire new customers and could increase our operating expenses.
Our international operations may be adversely affected by conditions in the countries in which we operate.
We currently have subsidiaries or branches in Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror, India is experiencing rising costs and Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:
•	changes in the political or economic conditions in Armenia and changes in the economic conditions in India and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting IP, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, changes in the demand for technical personnel could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia and India, and to otherwise conduct business effectively in Armenia and India;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks; and

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.
Problems associated with international business operations could affect our ability to license our IP.
Sales to customers located outside North America accounted for 63% and 62% of our revenues for fiscal years ended September 30, 2005 and 2004, respectively. For the six months ended March 31, 2006 and 2005, sales to customers located outside North America accounted for 58% and 65% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:
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
We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the quarters ended March 31, 2006 and 2005, Taiwan Semiconductor Manufacturing Company and Phillips accounted for 20% and 13%, respectively, of our total revenues. For the six months ended March 31, 2006, Taiwan Semiconductor Manufacturing Company accounted for 17% of our total revenue. No single customer accounted for more than 10% of our revenue for the six months ended March 31, 2005. Since fiscal year 2001, our five largest customers have represented between 25-45% of our total revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.
We may have difficulty sustaining profitability and may experience additional losses in the future.
We recorded a net loss of $66,000 for the first six months ended March 31, 2006 and a net loss of $0.3 million for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.
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
Risks Related to Our Industry
If demand for our products that incorporate complex semiconductors and semiconductor IP platforms does not increase, our business may be harmed.
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

The market for semiconductor IP platforms can be highly competitive and dynamic. We may lose market share to larger competitors with greater resources and/or our customer base may choose to develop semiconductor IP platforms using their own internal design teams.
We face competition from both existing suppliers of third-party semiconductor IP, as well as new suppliers that may enter the market. We also compete with the internal design teams of large, integrated device manufacturers. Many of these internal design teams have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal teams may develop technologies that compete directly with our technologies or may actively seek to license their own technologies to third parties, which could negatively affect our revenue and operating results. In addition, our existing customers may choose to develop their own technology solutions internally.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. If businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies, integrated device manufacturers and production levels by semiconductor manufacturers could decline. This could cause our revenues to be adversely affected, which would have an adverse effect on our results of operations and financial condition.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required to furnish a report by our management on our internal control over financial reporting for our Annual Report on Form 10-K for the year ended September 30, 2005. Such report contained, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment included disclosure of the material weaknesses in our internal control over financial reporting identified by management. Such report also included a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
We have preformed the system and process documentation and evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Management had identified material weaknesses in our internal control over financial reporting as of September 30, 2005, as reported in our Annual Report on Form 10-K for the year ended September 30, 2005. Specifically, we had material weaknesses in foreign currency translations, income taxes and statement of cash flows. Management has begun to implement specific controls to remediate the material weaknesses in the first six months of fiscal 2006; however, the material weaknesses have not been remediated as of March 31, 2006.
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
We adopted the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” as of October 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We implemented these provisions as of October 1, 1999. In December 2003, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” which summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Additional accounting guidance or pronouncements in the future could affect the timing of our revenue recognition in the future, which could cause our operating results to fail to meet the expectations of investors and securities analysts. In addition, changes to accounting policies that affect other aspects of our business may adversely affect our reported financial results.

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
Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include:
•	our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	our board of directors is staggered into three classes, only one of which is elected at each annual meeting;

•	stockholder action by written consent is prohibited;

•	nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•	certain provisions in our bylaws and certificate may only be amended with the approval of stockholders holding 80% of our outstanding voting stock;

•	the ability of our stockholders to call special meetings of stockholders is prohibited; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
We held our Annual Meeting of Stockholders on March 17, 2006. The stockholders approved the following proposals:
1.	Election of two Class III Directors to serve for a three year term until the annual meeting of stockholders in 2009 and until their successors are elected and qualified.

Nominee	For	Withheld
Adam Kablanian	21,638,277	220,210
Michael Hackworth	17,287,397	4,571,090
The Company’s other directors whose terms of office continued after the Annual Meeting are Alexander Shubat, J. Daniel McCranie, Robert Smith and Michael Stark.
2.	To approve the amendment of the Virage Logic Corporation 2002 Equity Incentive Plan: (a) to eliminate the requirement that restricted share grants have a minimum purchase price equal to 85% of fair market value, (b) to clarify that restricted stock units, or RSUs, may be awarded, and (c) to provide for the grant of stock appreciation rights, or SARs, by permitting any legal exercise method permitted by the Administrator, including delivery of the “net” shares equal to the value of any appreciation and removing automatic right to exercise with cash.

			Broker Non-
For	Against	Abstain	Votes
17,870,573	496,691	3,847	3,487,376
3.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006.

			Broker Non-
For	Against	Abstain	Votes
21,844,179	10,462	3,846	—
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibits
31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	VIRAGE LOGIC CORPORATION

/s/ Adam A. Kablanian

ADAM A. KABLANIAN
President and Chief Executive Officer (Co-Principal Executive Officer)

/s/ Jens Meyerhoff

JENS MEYERHOFF
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Rule 15d-14 of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002