Form 10-Q
period 2006-06-30
VIRAGE LOGIC CORP
filed 2006-08-09
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 4, 2006, there were 22,970,002 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	September 30,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$36,833	$26,841
Short-term investments	32,942	34,410
Accounts receivable, net	12,337	14,201
Costs in excess of related billings on uncompleted contracts	344	896
Prepaid expenses and other current assets	4,268	4,517
Taxes receivable	1,193	493

Total current assets	87,917	81,358
Property, equipment and leasehold improvements, net	4,931	5,093
Goodwill	9,782	9,782
Other intangible assets, net	2,086	2,375
Deferred tax assets	9,549	8,604
Long-term investments	8,039	6,587
Other long-term assets	277	695

Total assets	$122,581	$114,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$879	$770
Accrued expenses	4,417	3,623
Deferred revenue	8,488	8,440
Income taxes payable	2,420	1,441

Total current liabilities	16,204	14,274
Deferred tax liabilities	852	852

Total liabilities	17,056	15,126
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares - 150,000,000; issued and outstanding shares — 22,958,409 and 22,547,504 at June 30, 2006 and September 30, 2005, respectively	23	23
Additional paid-in capital	128,340	120,548
Accumulated other comprehensive income	73	52
Accumulated deficit	(22,911)	(21,255)

Total stockholders’ equity	105,525	99,368

Total liabilities and stockholders’ equity	$122,581	$114,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
License	$11,084	$9,253	$31,852	$32,424
Royalties	4,262	2,701	12,415	8,173

Total revenues	15,346	11,954	44,267	40,597
Cost and expenses:
Cost of revenues	4,151	3,373	11,367	9,512
Research and development	5,473	5,366	16,429	15,228
Sales and marketing	4,027	3,794	12,585	12,116
General and administrative	2,150	2,235	7,615	6,278

Total cost and expenses	15,801	14,768	47,996	43,134

Operating loss	(455)	(2,814)	(3,729)	(2,537)
Interest income and other income (expenses), net	924	433	2,208	1,171

Income (loss) before income taxes	469	(2,381)	(1,521)	(1,366)
Income tax provision (benefit)	2,059	(1,083)	135	(819)

Net loss	$(1,590)	$(1,298)	$(1,656)	$(547)

Net loss per share:
Basic	$(0.07)	$(0.06)	$(0.07)	$(0.02)

Diluted	$(0.07)	$(0.06)	$(0.07)	$(0.02)

Weighted average shares used in computing per share amounts:
Basic	22,384	22,359	22,393	22,097

Diluted	22,384	22,359	22,393	22,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,656)	$(547)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	(417)	457
Depreciation and amortization	1,461	1,879
Amortization of intangible assets	290	290
Stock-based compensation	5,368	339
Loss on disposal of fixed assets	10	—
Changes in operating assets and liabilities:
Accounts receivable	2,281	(90)
Costs in excess of related billings on uncompleted contracts	560	(538)
Prepaid expenses and other assets	240	(1,464)
Taxes receivable	(700)	985
Deferred tax assets	(943)	—
Other long-term assets	420	—
Accounts payable and accrued liabilities	910	1,117
Deferred revenue	48	(841)
Income tax payable	977	(2,440)

Net cash provided by (used in) operating activities	8,849	(853)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,195)	(2,575)
Purchase of investments	(28,540)	(38,348)
Proceeds from maturities of investments	28,616	35,380
Payment of merger-related liabilities	—	(500)

Net cash used in investing activities	(1,119)	(6,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,416	5,058

Net cash provided by financing activities	2,416	5,058

Effect of exchange rates on cash	(154)	82

Net increase (decrease) in cash and cash equivalents	9,992	(1,756)
Cash and cash equivalents at beginning of period	26,841	28,746

Cash and cash equivalents at end of period	$36,833	$26,990

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of, and for the fiscal year ended September 30, 2005 contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2006.
The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
Amendments of Statement of Cash Flow Disclosures
The results of the amounts reported in the statement of cashflow disclosures for the nine months ended June 30, 2005, relating to the purchase of investments and proceeds from the maturity of investments have been amended for amounts previously reported in the quarterly financial reports relating to misclassifications for the nine months ended June 30, 2005.
Foreign Currency Translation
The financial position and results of operations of the Company’s certain foreign operations are measured using a currency other than U.S. dollars as their functional currency. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated using the weighted average exchange rate prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting for Internal-Use Computer Software
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $53,000 and $1.4 million during the nine months ended June 30, 2006 and 2005, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.
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
For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on the higher of the actual price stated in the contract or the stated renewal rate in each contract. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.
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
Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled accounts receivable. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled accounts receivable in any given period. Prior to the recognition of any revenue that would create an unbilled accounts receivable balance, all of the criteria under SOP 97-2 or SOP 81-1 as applicable have been met.

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
Stock-Based Compensation
In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the unaudited consolidated statements of operations from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.7 million and will be amortized over 1.7 years.
Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise is charged to the results of operations over the vesting period on a straight-line method. For the year ending September 30, 2005 the Company did not have any options that were granted below fair value as of the measurement date. Accordingly the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan.
For the three and nine months ended June 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the following proforma amounts (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss as reported	$(1,298)	$(547)
Add: Stock-based compensation expense included in reported net loss, net of tax	—	207
Less: Fair value of stock-based compensation expense for all awards, net of tax	(775)	(3,380)

Proforma net loss	$(2,073)	$(3,720)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.02)

Proforma	$(0.09)	$(0.17)

Weighted average shares used in computing per share amounts:
Basic	22,359	22,097

Diluted	22,359	22,097

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005, in our unaudited condensed consolidated statement of operations for the first nine months of fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operating activities as previously required under Emerging Issues Task Force (“EITF”) issue No. 00-15, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The estimated stock-based compensation expense related to the Company’s stock-based awards for the three months and nine months period ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Cost of revenues	$276	$913
Research and development	351	1,357
Sales and marketing	389	1,344
General and administrative	603	1,754

Stock-based compensation expense	1,619	5,368
Related income tax benefits	(365)	(1,123)

Stock-based compensation expense, net of taxes benefits	$1,254	$4,245

Net stock-based compensation expense, per common share:
Basic	$0.06	$0.19

Diluted	$0.06	$0.19

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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Volatility	68%	75%	70%	74%-79%
Risk-free interest rate	5.1%	4.0%	4.6%	3.0%-4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.3 years	3 – 4 years	4.3 years	3 – 5 years
The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the three and nine months ended June 30, 2006 were $6.31 and $5.53, respectively. The Black-Scholes weighted average fair values of options granted during the three and nine months ended June 30, 2005 were $5.45 and $8.03, respectively.

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

	Shares	Number of	Weighted
	Available	Options	Average
	for Grant	Outstanding	Exercise Price
Balance at September 30, 2003	1,057,532	5,507,916	$10.16

Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance at September 30, 2004	1,374,521	6,024,291	$9.99

Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance at September 30, 2005	1,988,532	5,704,670	$10.12

Additional options authorized	—	—	—
Options granted	(967,803)	967,803	$9.53
Options exercised	—	(399,093)	$5.73
Options expired/forfeited	758,850	(758,850)	$10.74

Balance at June 30, 2006	1,779,579	5,514,530	$10.25

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average		Aggregate		Average		Aggregate
		Remaining	Weighted	Intrinsic		Remaining	Weighted	Intrinsic
	Number	Contractual	Average	Value	Number	Contractual	Average	Value
Range of Exercise	of	Life (In	Exercise	(in	of	Life (In	Exercise	(in
Prices	Shares	years)	Price	thousands)	Shares	years)	Price	thousands
$0.13 - $5.61	818,519	5.60	$3.86	$4,530	654,193	5.26	$3.44	$3,892
$5.62 - $7.81	883,656	9.17	$7.54	$1,634	103,814	6.64	$6.67	$283
$7.84 - $8.95	619,077	8.26	$8.64	$464	268,291	7.87	$8.71	$183
$9.00 - $9.96	563,587	8.10	$9.32	$86	226,160	7.65	$9.36	$34
$10.00 - $10.75	598,447	8.65	$10.34	$—	291,525	7.68	$10.32	$—
$10.79 - $14.00	763,369	7.02	$12.43	$—	547,597	6.30	$12.81	$—
$14.03 - $16.00	360,334	6.36	$15.16	$—	293,107	5.79	$15.13	$—
$16.11 - $16.11	568,491	5.99	$16.11	$—	547,117	5.99	$16.11	$—
$16.56 - $22.37	338,800	6.50	$17.13	$—	283,830	6.05	$17.15	$—
$22.81 - $22.81	250	5.91	$22.81	$—	221	5.91	$22.81	$—

Total	5,514,530	7.40	$10.25	$6,714	3,215,855	6.33	$11.05	$4,392

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.39 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1.1 million.
The total fair value of shares vested using the Black-Scholes method during the nine months ended June 30, 2006 was $5.1 million. The total intrinsic value of employee stock options exercised during the nine months ended June 30, 2006 was $1.9 million. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2006 was $2.3 million. The Company issued new shares of common stock upon exercise of stock options. A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the nine months ended June 30, 2006 is presented below:

	Stock Options
		Weighted-
	Number of	average grant-
	shares	date fair value
Nonvested at September 30, 2005	2,862,825	$6.33
Awards granted	967,803	$3.38
Awards vested	(641,104)	$7.95
Awards expired/forfeited	(758,850)	$5.47

Nonvested at June 30, 2006	2,430,674	$5.46

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
The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(1,590)	$(1,298)	$(1,656)	$(547)

Weighted average shares outstanding,— Basic	22,384	22,359	22,393	22,097
Effect of potentially dilutive securities	—	—	—	—

Weighted average shares outstanding — Diluted	22,384	22,359	22,393	22,097

Net loss per basic share	$(0.07)	$(0.06)	$(0.07)	$(0.02)

Net loss per diluted share	$(0.07)	$(0.06)	$(0.07)	$(0.02)

For the computation of net loss per share for the three and nine months ended June 30, 2006, the Company excluded approximately 662,000 and 630,000 shares, respectively, of potentially dilutive securities from outstanding stock options as the inclusion of these securities would have been anti-dilutive. Additionally, for the three and nine months ended June 30, 2006, the Company excluded 3.5 million and 4.1 million shares, respectively, of outstanding and exercisable stock options from the computation as the exercise prices of those options were greater than the weighted average market price of the Company’s stock during the respective periods.
For the computation of net loss per share for the three and nine months ended June 30, 2005, the Company excluded approximately 379,000 and 796,000 shares, respectively, of potentially dilutive securities from outstanding stock options as the inclusion of these securities would have been anti-dilutive.
NOTE 3 — COMPREHENSIVE INCOME (LOSS)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gain (loss) on investments and foreign currency translation adjustments.
Total comprehensive loss for the three and nine months ended June 30, 2006 and 2005, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(1,590)	$(1,298)	$(1,656)	$(547)
Foreign currency translation adjustments, net of tax	(5)	61	(26)	443
Changes in unrealized gain (loss) on investments, net of tax	14	40	40	(67)

Comprehensive loss, net of tax	$(1,581)	$(1,197)	$(1,642)	$(171)

NOTE 4 — SEGMENT INFORMATION
The Company operates in one industry segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os, and the sale of the individual platform components and has one reportable segment.
The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.
Revenues by geographic region are based on the region in which the customers are located.
Total revenues by geography are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total Revenue by Geography
United States	$5,605	$4,432	$16,016	$13,229
Canada	908	225	2,623	1,502
Japan	817	820	2,698	3,616
Taiwan	4,367	3,457	11,363	9,052
Europe, Middle East and Africa (EMEA)	2,344	2,116	6,177	7,253
Other Asia (China, Malaysia, Korea and Singapore)	1,305	904	5,390	5,945

Total	$15,346	$11,954	$44,267	$40,597

Total license revenues by process node are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total License Revenue by Process Node
65 Nanometer technology	12%	8%	9%	6%
90 Nanometer technology	40	44	41	33
0.13 Micron technology	38	28	34	42
0.18 Micron technology	8	12	13	12
Other	2	8	3	7

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.
Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and related improvements are valued at cost less accumulated depreciation and amortization, and amounted to $2.0 million as of June 30, 2006.
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
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). The FASB

addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on October 1, 2005.
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We are evaluating the two options for computing the initial APIC pool and will make an election for the transition method for our year-end September 30, 2006.
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
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of June 30, 2006.
Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.
NOTE 7 — RELATED PARTY TRANSACTIONS
Cathal Phelan, a member of our Board of Directors, serves as Chief Executive Officer at Ubicom, Inc which is one of our customers. Revenue from Ubicom was approximately $23,000 and $65,000 for the three and nine months ended June 30, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we do not intend to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.
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
The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by integrated device manufacturers and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decision regarding these matters is heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenues, is likely to grow at times of positive outlook for the semiconductor industry.
In the third quarter of fiscal 2006, we derived approximately 52% of license revenue from the more advanced 90-nanometer and 65-nanometer technology processes and approximately 48% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. We expect the 90-nanometer and 65-nanometer technologies to continue to drive license revenue growth in the foreseeable future as the legacy process nodes decline. We expect growth in royalty revenues to be driven by the advanced 90-nanometer and 65-nanometer technology processes, in addition to continued production on the older process nodes.
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
We derive our royalty revenues from third-party foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System(TM), NetCAM(TM) and NOVeA(TM) technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies on a per-chip or per-wafer basis depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.
Currently, license fees represent the majority of our revenues. Royalty revenues for the three and nine months ended June 30, 2006 were $4.2 million and $12.4 million, respectively. Royalty revenues for the three and nine months ended June 30, 2005 were $2.7 million and $8.2 million, respectively.
Our customers comprising the top 10 customer group have changed from time to time. For the three months ended June 30, 2006, one customer accounted approximately for 20% of our total revenues and for the three months ended June 30, 2005, two customers accounted approximately for 13% and 12%, respectively, of our total revenues. For the nine months ended June 30, 2006, one customer accounted approximately for 18% of our total revenues. No single customer accounted for more than 10% of our revenue for the nine months ended June 30, 2005.
Sales to customers located outside of North America accounted for approximately 58% and 61% of our total revenues for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, sales to customers located outside North America accounted approximately 58% and 64% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.
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

We have identified the following as critical accounting policies to us:
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
As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We now use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2006 was $1.6 million and $5.4 million, respectively. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.7 million and will be amortized over 1.7 years.
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on October 1, 2005.
In addition, on November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We are evaluating the two options for computing the initial APIC pool and will make an election for the transition method for our year-end September 30, 2006.
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
For purposes of estimating the fair value of stock options granted during the nine months ended June 30, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and SAB 107.

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options on the grant date.
Furthermore, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. We calculate the pre-vesting forfeiture rate by using our historical option cancellation information.
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
For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on the higher of the actual price stated in the contract or the stated renewal rate in each contract. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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
Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled accounts receivable. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled accounts receivable in any given period. Prior to the recognition of any revenue that would create an unbilled accounts receivable balance, all of the criteria under SOP 97-2 or SOP 81-1 as applicable have been completed.
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
Valuation of Accounts Receivable
We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivables and our future operating results.
Valuation of Purchased Intangibles, Including Goodwill
We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of June 30, 2006, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $11.9 million and $12.2 million at June 30, 2006 and September 30, 2005, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.
Income taxes
We calculate our tax provision based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the company reported a discrete tax benefit of approximately $64,000 relating primarily to disqualifying dispositions of Incentive Stock Options which had previously been expensed for GAAP purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.
For financial statement purposes, we make certain estimates and judgments in determining income tax expense. These estimates and judgments occur in the calculation of tax credits, tax benefits, deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. If actual results differ from our estimates, future income tax expense could be materially affected.

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $9.5 million and deferred tax liabilities of $0.9 million at June 30, 2006. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
Revenues
The table below sets forth the changes in revenues from the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	Revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$11,084	72.2%	$9,253	77.4%	$1,831	19.8%
Royalties	4,262	27.8%	2,701	22.6%	1,561	57.8%

Total revenues	$15,346	100.0%	$11,954	100.0%	$3,392	28.4%

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Revenues:
License	$31,852	72.0%	$32,424	79.9%	($572)	(1.8%)
Royalties	12,415	28.0%	8,173	20.1%	4,242	51.9%

Total revenues	$44,267	100.0%	$40,597	100.0%	$3,670	9.0%

Revenues for the three months ended June 30, 2006 totaled $15.3 million, increasing 28.4% from $12.0 million for the three months ended June 30, 2005. The increase resulted from the increase of $1.8 million in license revenue and $1.5 million in royalty revenue.
Revenue for the nine months ended June 30, 2006 totaled $44.3 million, increasing 9.0% from $40.6 million for the nine months ended June 30, 2005. The increase resulted from the increase of $4.2 million in royalty revenue offset by a decrease of $0.5 million in license revenue.
For the three and nine months ended June 30, 2006 and 2005, total license revenues by process node are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total License Revenue by Process Node:
65 Nanometer technology	12%	8%	9%	6%
90 Nanometer technology	40	44	41	33
0.13 Micron technology	38	28	34	42
0.18 Micron technology	8	12	13	12
Other	2	8	3	7

Total	100%	100%	100%	100%

License revenue for the three months ended June 30, 2006 was $11.1 million, representing an increase of $1.8 million or 19.8% as compared to $9.3 million for the three months ended June 30, 2005. License revenue increased for the three months ended June 30, 2006 mainly attributed to increases of $1.6 million on the 0.13 micron, $0.5 million on the 65-nanometer and $0.3 million on the 90-nanometer technologies related to the completion and acceptance of development agreements which allowed us to recognize previously deferred revenue, partially offset by a decrease of $0.6 million on the 0.18 micron and older technologies.

License revenue for the nine months ended June 30, 2006 was $31.9 million, representing a decrease of $0.5 million or 1.8% as compared to $32.4 million for the nine months ended June 30, 2005. The decrease for the nine months was due to a $4.5 million, or 28%, decline in 0.13 micron and older technologies, partially offset by a $4.0 million, or 24%, increase in the 90- nanometer, 65-nanometer and 0.18 micron technologies. However, we expect license revenue to increase in the future as we continue to develop and deliver our 90 and 65 nanometer technologies.
Royalties increased significantly by $1.5 million, or 57.8% from $2.7 million in the three months ended June 30, 2005 to $4.2 million for the three months ended June 30, 2006. For the nine months ended June 30, 2006 and 2005, royalties were $12.4 million and $8.2 million, respectively. The increase for the three and nine months was primarily attributed to the growth in royalties associated with our 90 nanometer technology processes.
For the three and nine months ended June 30, 2006 and 2005, total revenues by geography were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total Revenue by Geography
United States	$5,605	$4,432	$16,016	$13,229
Canada	908	225	2,623	1,502
Japan	817	820	2,698	3,616
Taiwan	4,367	3,457	11,363	9,052
Europe, Middle East and Africa (EMEA)	2,344	2,116	6,177	7,253
Other Asia (China, Malaysia, Korea and Singapore)	1,305	904	5,390	5,945

Total	$15,346	$11,954	$44,267	$40,597

For the three and nine months ended June 30, 2006, we experienced an increase in revenues primarily due to new license agreements with certain existing customers using our memory systems substantially in the North America and Taiwan. In addition, we had an increased level of royalties from our foundry customers stemming from higher manufacturing volumes in the 90-nanometer technology.
Cost and Expenses
The table below sets forth the changes in cost and expenses from the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	Revenues	Amount	revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$4,151	27.0%	$3,373	28.2%	$778	23.1%
Research and development	5,473	35.7%	5,366	44.9%	107	2.0%
Sales and marketing	4,027	26.3%	3,794	31.7%	233	6.1%
General and administrative	2,150	14.0%	2,235	18.7%	(85)	(3.8%)

Total cost and expenses	$15,801	103.0%	$14,768	123.5%	$1,033	7.0%

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$11,367	25.7%	$9,512	23.4%	$1,855	19.5%
Research and development	16,429	37.1%	15,228	37.5%	1,201	7.9%
Sales and marketing	12,585	28.4%	12,116	29.8%	469	3.9%
General and administrative	7,615	17.2%	6,278	15.5%	1,337	21.3%

Total cost and expenses	$47,996	108.4%	$43,134	106.2%	$4,862	11.3%

Cost of Revenues
Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended June 30, 2006 totaled $4.2 million, representing an increase of $0.8 million or 23.1% over $3.4 million for the three months ended June 30, 2005. The increase for the quarter year over year was primarily attributable to $0.3 million stock-based compensation expense related to the adoption of SFAS 123R and $0.4 million related to previously deferred contract expenses associated with custom projects.
For the nine months ended June 30, 2006, cost of revenues totaled $11.4 million, representing an increase of $1.9 million or 19.5% over $9.5 million for the nine months ended June 30, 2005. The increase for the nine months was primarily attributable to $0.9 million stock-based compensation expense related to the adoption of SFAS 123R and $0.6 million related to previously deferred contract expenses associated with custom projects. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, the impact of the adoption of SFAS 123R and the level of license revenues.
Research and Development Expenses
Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended June 30, 2006 were $5.5 million, an increase of $0.1 million, or 2.0%, from $5.4 million for the three months ended June 30, 2005. The increase in research and development expense was primarily due to $0.4 million expense in stock-based compensation related to the adoption of SFAS 123R, partially offset by a $0.3 million decrease in consulting expenses. Research and development expense as a percentage of total revenue for the three months ended June 30, 2006 decreased to 35.7% from 44.9% for the same period in fiscal 2005.
For the nine months ended June 30, 2006 research and development totaled $16.4 million, representing an increase of $1.2 million or 7.9% compared to $15.2 million for the same period in fiscal 2005. The increase was primarily due to $1.4 million expense in stock-based compensation related to the adoption of SFAS 123R and $0.3 million increase in software and maintenance expenses, partially offset by decreases of $0.3 million in depreciation, $0.1 million of travel expenses and $0.1 million in test chip cost. Research and development expense as a percentage of total revenue for the nine months ended June 30, 2006 was 37.1%, as compared to 37.5% for the nine months ended June 30, 2005.
Sales and Marketing Expenses
Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended June 30, 2006 was $4.0 million, representing an increase of $0.2 million or 6.1% over the same period in fiscal 2005. The increase in sales and marketing expense for the three months was primarily attributable to $0.4 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $0.2 million in personnel related expenses, partially offset by a decrease of $0.4 million in marketing programs expenses related to tradeshow and advertising expenses. Sales and marketing expense as a percentage of revenue was 26.3% for the three months ended June 30, 2006, compared to 31.7% for the three months ended June 30, 2005.
Sales and marketing expense for the nine months ended June 30, 2006 totaled $12.6 million, representing an increase of $0.5 million or 3.9% over the same period in fiscal 2005. The increase in sales and marketing expense for the nine months ended June 30, 2006 was mainly attributable to $1.3 million expense in stock-based compensation related to the adoption of SFAS 123R, $0.7 million increase in personnel expenses primarily related to commission expense and additional headcount and an increase of $0.1 million in third party commission. The increase in sales and marketing expense for the nine months ended June 30 was partially offset by decreases in marketing programs of $0.9 million related to tradeshow, advertising and public relations expenses, travel expenses of $0.4 million and stock-based compensation expense under APB Opinion No. 25 of $0.3 million related to the accelerated vesting of certain stock options. For the first nine months of fiscal 2006, sales and marketing expense as a percentage of revenue was 28.4%, compared to 29.8% for the first nine months of fiscal 2005.
General and Administrative Expenses
General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended June 30, 2006 was $2.1 million, representing a decrease of $0.1 million or 3.8% over the three months ended June 30, 2005. The decrease in general and administrative expense for the three months ended was mainly attributable to decreases of $0.5 million in bad debt expenses primarily related to the collection of previously reserved accounts receivable and $0.4 million in professional fees, partially offset by $0.6 million expense in stock-based compensation related to the adoption of SFAS 123R and increases of $0.1 million in consulting fees and $0.1 million in personnel related expenses due to an increase in headcount. General and administrative expense as a percentage of total revenue was 14.0% for the three months ended June 30, 2006, compared to 18.7% for the same period in fiscal 2005.

General and administrative expense for the nine months ended June 30, 2006 totaled $7.6 million, representing an increase of $1.3 million or 21.3% over the nine months ended June 30, 2005. The increase in general and administrative expense for the nine months ended June 30, 2006 was mainly attributable to $1.8 million expense in stock-based compensation related to the adoption of SFAS 123R, increases of $0.1 million of personnel related expenses due to increase in headcount, $0.1 million of recruiting fees and $0.1 million of professional fees primarily related to accounting fees, partially offset by a decrease of $0.8 million of bad debt expenses primarily related to the collection of previously reserved accounts receivable. General and administrative expense as a percentage of total revenue was 17.2% for the nine months ended June 30, 2006, compared to 15.5% for the same period in fiscal 2005.
Interest Income and Other Income (Expenses), net
The table below sets forth the changes in interest income and other income (expenses), net from the three and nine months ended June 30, 2005 to the three and nine months ended June 30, 2006 (in thousands, except percentage data):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$776	5.0%	$456	3.8%	$320	70.2%
Other income (expenses), net	148	1.0%	(23)	(0.2%)	171	743.5%

Total interest income and other income (expenses), net	$924	6.0%	$433	3.6%	$491	113.4%

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$2,067	4.7%	$1,200	3.0%	$867	72.3%
Other income (expenses), net	141	0.3%	(29)	(0.1%)	170	586.2%

Total interest income and other income (expenses), net	$2,208	5.0%	$1,171	2.9%	$1,037	88.6%

Interest income and other income (expenses), net, for the three months ended June 30, 2006 totaled $0.9 million compared to $0.4 million for the same period in fiscal 2005. Interest income and other income (expenses), net, for the nine months ended June 30, 2006 totaled $2.2 million, compared to $1.2 million for the same period in fiscal 2005. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale. In addition, for the nine months ended June 30, 2006, we had $0.2 million of foreign exchange gain primarily due to the relative exchange rates between U.S. dollars and Armenian currency.
Income Tax Provision

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Income tax provision (benefit)	$2,059	13.4%	$(1,083)	(9.1%)	$3,142	290.1%

	Nine Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2005
		% of total		% of total
	Amount	revenues	Amount	revenues	Year-Over-Year Change
Income tax provision (benefit)	$135	(0.3%)	$(819)	(2.0%)	$954	116.5%

For the three months ended June 30, 2006, we recorded an income tax provision of $2.1 million. For the same quarter in fiscal 2005, we recorded an income tax benefit of $1.1 million. For the nine months ended June 30, 2006, we recorded an income tax provision approximately $0.1 million and for the nine months ended June 30, 2005, we recorded an income tax benefit of $0.8 million, respectively. The provision for income taxes for the nine months ended June 30, 2006 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the company reported a discrete tax benefit of approximately $64,000 relating primarily to disqualifying dispositions of Incentive Stock Options which had previously been expensed for GAAP purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to Incentive Stock Options as well as other miscellaneous non-deductible items.
LIQUIDITY AND CAPITAL RESOURCES

	June 30,	September 30,
	2006	2005	Change
Cash and cash equivalents	$36,833	$26,841	$9,992
Short-term and long-term investments	40,981	40,997	(16)

Total cash, cash equivalents and marketable debt securities	$77,814	$67,838	$9,976

At June 30, 2006, our cash and cash equivalents totaled $36.8 million, as compared to $26.8 million at September 30, 2005. At June 30, 2006 and September 30, 2005, our short-term and long-term treasury investments totaled $41.0 million. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of June 30, 2006 totaled $77.8 million, compared to $67.8 million at September 30, 2005.

	Nine Months Ended
	June 30,	June 30,
	2006	2005	Change
Cash provided by (used in) operating activities	$8,849	$(853)	$9,702
Cash used in investing activities	(1,119)	(6,043)	4,924
Cash provided by financing activities	2,416	5,058	(2,642)
Effect of exchange rates on cash	(154)	82	(236)

Net increase (decrease) in cash and cash equivalents	$9,992	$(1,756)	$11,748

Net cash provided by operating activities of $8.8 million for the nine months ended June 30, 2006, representing an increase of $9.7 million over net cash used in operating activities of $0.9 million for the nine months ended June 30, 2005. The increase in cash provided by operating activities was due to increases in operating assets and liabilities of $7.1 million primarily related to increases of income taxes payable, prepaid expenses related to software license contracts and accounts receivable attributed to higher collections. In addition, we had an increase of $3.7 million in non-cash items primarily associated with stock-based compensation expense due to the adoption of SFAS 123R, partially offset by decreases in provision for (recovery of) doubtful accounts and in depreciation and amortization due to more fully depreciated assets during the current fiscal year compared to the same period in prior year. These increases were partially offset by an increase in net loss of $1.1 million.
Net cash used in investing activities was $1.1 million and $6.0 million for the first nine months of 2006 and 2005, respectively. The decrease of $4.9 million in the use of cash period over period resulted from decreases in net purchase of investments and proceeds from maturities of investments of $3.0 million, in purchases of property and equipment of $1.4 million and in payment of merger-related liabilities of $0.5 million in 2005.
Net cash provided by financing activities totaled $2.4 million and $5.1 million for the nine months ended June 30, 2006 and 2005, respectively, and was attributed to the proceeds from exercises of employee stock options and employee stock purchase plans during the respective periods.
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes our contractual obligations and commercial commitments at June 30, 2006 (dollars in thousands):

Contractual			Less Than	1-3	4-5	After
Obligations	Total		1 Year	Years	Years	5 Years
Operating lease obligations	$3,172		$463	$2,202	$507	$—
Purchase obligations	6,079	(1)	403	5,676	—	—

Total operating lease and purchase obligations	$9,251		$866	$7,878	$507	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in regulation S-K Item 303 (a)(4).
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
We maintain an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and mortgage-backed securities and commercial paper. Our short term investments balance of $33.0 million at June 30, 2006 consists of instruments with original maturities of less than one year. Due to the short-term nature of these investments, we do not believe our investment balance is materially exposed to interest rate risk. We also hold $7.3 million in U.S. government obligations and $0.7 million in corporate bonds with maturities greater than one year.
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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b). Based upon, and as of the date of this evaluation, the Executive Chairman, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective, because the material weaknesses discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended, have not yet been fully remediated. In light of these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting
The material weaknesses identified and discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended, have resulted in changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Although not yet complete, during the quarter ended June 30, 2006, we continued the following actions to remediate the material weaknesses we identified to be present as of September 30, 2005:
•	Hiring of additional personnel, permitting enhanced segregation of duties and additional review;

•	Additional training of staff;

•	Identification of procedural improvements in our accounting processes;

•	Enhancement of standardized control procedures and independent recalculations from Softrax, the Company’s ERP system, for foreign exchange translation, and implementation of redundant review controls related to the translation of foreign currencies which are performed by an individual independent of the preparer and initial reviewer;

•	Engagement of another third-party firm to review the income tax provision; and

•	Expansion of standardized control procedure and checklists for quarterly control procedures related to the preparation and review of the statements of cash flows preparation.

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
We have historically generated revenues almost entirely from license fees. We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System, CAM technologies and our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first nine months of fiscal 2006 and 2005, we recorded royalty revenues of $12.4 million and $8.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, commercial acceptance of these products, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs and may result in lower manufacturing volumes in certain periods as a result of inventory build-up, accuracy of revenue reports and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.
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
Sales to customers located outside North America accounted for 63% and 62% of our revenues for fiscal years ended September 30, 2005 and 2004, respectively. For the nine months ended June 30, 2006 and 2005, sales to customers located outside North America accounted for 58% and 64% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:
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
We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. For the quarter ended June 30, 2006, Taiwan Semiconductor Manufacturing Company (TSMC) accounted for 20% of our total revenues. For the quarter ended June 30, 2005, United Microelectronics Corporation (UMC) and Taiwan Semiconductor Manufacturing Company (TSMC) accounted for 13%and 12%, respectively, of our total revenues. For the nine months ended June 30, 2006, Taiwan Semiconductor Manufacturing Company (TSMC) accounted for 18% of our total revenue. No single customer accounted for more than 10% of our revenue for the nine months ended June 30, 2005. Since fiscal year 2001, our five largest customers have represented between 25-47% of our total revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.
We may have difficulty sustaining profitability and may experience additional losses in the future.
We recorded a net loss of $1.7 million for the first nine months ended June 30, 2006 and a net loss of $0.3 million for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.
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
Our future success depends on our ability to successfully manage our growth. Our ability to manage our business successfully in a rapidly evolving market requires an effective planning and management process. Our customers rely heavily on our technological expertise in designing and testing our products. Relationships with new customers may require significant engineering resources. As a result, any increase in the demand for our products will increase the requirements on our personnel, particularly our engineers.
Our historical growth, international expansion, and our strategy of being a provider of semiconductor IP platforms, have placed, and are expected to continue to place, a significant challenge on our managerial and financial resources as well as our financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.
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
We have preformed the system and process documentation and evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which is both costly and challenging. Management had identified material weaknesses in our internal control over financial reporting as of September 30, 2005, as reported in our Annual Report on Form 10-K for the year ended September 30, 2005. Specifically, we had material weaknesses in foreign currency translations, income taxes and the preparation of the statements of cash flows. Management has begun to implement specific controls to remediate the material weaknesses in the first nine months of fiscal 2006; however, the material weaknesses have not been remediated as of June 30, 2006.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	VIRAGE LOGIC CORPORATION
/s/ Adam A. Kablanian
ADAM A. KABLANIAN
President and Chief Executive Officer (Co-Principal Executive Officer)

/s/ Christine Russell
CHRISTINE RUSSELL
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002