Form 10-K
period 2006-09-30
VIRAGE LOGIC CORP
filed 2006-12-14
CIK 1050776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2006
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
Common stock, $0.001 par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The Aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2006 was approximately $86 million based upon the closing price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2006 was 23,058,414.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VIRAGE LOGIC CORPORATION

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED SEPTEMBER 30, 2006

PART I

With the exception of statements of historical fact, all statements made in this Form 10-K, including in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects, relationships and trends. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include ability to forecast our business, including our revenue, income and order flow outlook, our ability to meet financial expectations, our ability to deliver products that meet customer specifications, our ability to deliver our customized products in the time-frame demanded by our customers, our ability to execute on our strategy of being a leading provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries and integrated device manufacturers, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platform, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we do not intend, and undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein. The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1.	Business

General

Virage Logic Corporation (Virage Logic or the Company) provides semiconductor intellectual property (IP) platforms based on memory, logic and I/Os (input/output interface components). These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that increasingly are forming the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics applications. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) memory test processor and fuse box components for embedded test and repair of defective memory cells, (4) software development tools that can be used to build memory compilers, (5) embedded Non-Volatile memory instances, (6) logic elements, and (7) I/Os. We also provide custom design services to the semiconductor industry.

Historically, we were primarily engaged in the development and marketing of embedded memory products. After the acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to also include logic and I/O products, and have been marketing these components as a semiconductor IP platform for our customers’ SoC designs. The expanded product offering positions us to be even more attractive to our customers’ semiconductor design efforts by providing IP across a broad spectrum of the functional elements of the chip.

Our customers include leading fabless semiconductor companies such as Altera Corporation (Altera), Broadcom Corporation (Broadcom), Ikanos Communications Inc. (Ikanos), Marvell Technology Group, Ltd (Marvell), PMC-Sierra, Inc. (PMC-Sierra), Sandisk Corporation (Sandisk), SigmaTel, Inc. (SigmaTel), TranSwitch Corporation (TranSwitch), Thomson Silicon Components (Thomson), Via Technologies, Inc. (Via Technologies), and Vitesse Semiconductor (Vitesse), as well as leading integrated device manufacturers (IDMs) such as Agere Systems, Inc. (Agere), Agilent Technologies, Inc. (Agilent), AMI Semiconductor, Inc. (AMI Semiconductor), Analog Devices, Inc. (Analog Devices), Atmel Corporation (Atmel), Conexant Systems, Inc. (Conexant), Freescale Semiconductor, Inc. (Freescale), Infineon Technologies, Inc. (Infineon), Intel Corporation (Intel), Kawasaki Microelectronics America, Inc. (KMicro), LSI Logic Corporation (LSI Logic), NEC Corporation (NEC), Philips Semiconductor B.V. (Philips), Sharp Electronics Corporation (Sharp), Sony Corporation (Sony), STMicroelectronics (STMicro) and Toshiba

Corporation (Toshiba). Finally, we have strategic commercial relationships with semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Company (UMC), Chartered Semiconductor Manufacturing (Chartered), Dongbu Electronics Co. Ltd. (Dongbu Electronics), Grace Semiconductor (Grace), IBM Corporation (IBM), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), and Tower Semiconductor, Ltd. (Tower).

We develop our embedded memory, logic and I/O elements to comply with the manufacturing processes used to create the silicon chips for our customers’ products. For our integrated device manufacturers customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the third-party semiconductor manufacturing facilities, or foundries, which these companies rely on to manufacture the silicon chips for their products. We also pre-test certain products before their release to the market by having actual chips containing our semiconductor IP produced by third-party foundries, so that we can provide our customers with test chip data and help ensure that chips produced using our semiconductor IP will be manufacturable, while providing improved silicon wafer yields. Our products are certified for production by several of the established third-party foundries used by fabless semiconductor companies, such as TSMC, UMC, Chartered, and IBM, as well as some of the emerging third-party foundries such as SMIC, SilTerra, Dongbu Electronics, Tower and Grace. Because we ensure that certain products are silicon-proven and production ready, our customers can proceed with confidence and benefit from shorter design times for new product development and reduced design and manufacturing costs.

Corporate Information

We incorporated in California on November 27, 1995. We reincorporated in Delaware on July 25, 2000. Our principal executive offices are located at 47100 Bayside Parkway, Fremont, California 94538. Our telephone number is (510) 360-8000. Our website address is www.viragelogic.com. Information on our website, and websites linked to it, is not intended to be part of this report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission, or the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Industry Background

The proliferation of consumer and wireless products, the growth of the Internet, and the development of higher-speed computers and more robust visual communication systems are creating demand for electronic devices that offer lower power consumption and higher performance in order to achieve lower system operating power and faster processing capability. The designers of these products are seeking technologies that will enable them to decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, logic, graphics and memory elements, to be contained on a single silicon chip, called system-on-chip (SoC), rather than on a circuit board.

Successful SoC design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards, or design rules, of the manufacturing facility that will produce the chip. Since different technical expertise and IP is required for each component of a SoC, it is difficult for many companies to internally develop all of the various IP needed for these components. In addition, the designers of products that use SoCs are facing increased market pressure to rapidly introduce new products, which shortens the time available for research and development involved in the design of a SoC. In order to meet the continuously increasing technical expertise requirements for the design of a SoC and the time constraints involved in such design, many semiconductor companies are increasingly relying on external sources for the technical expertise and IP for various components of their SoC designs. The use of silicon-proven third-party IP components helps enable semiconductor companies to meet market pressures while allowing them to continue to focus on the components of the SoC that constitute their core competencies.

The increasing demand for a broad range of consumer electronics, high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of SoCs used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was typically provided in external devices. However, the market demand for increased system operating speed and increasingly smaller consumer devices has driven the memory storage elements to be coupled with the logic inside the same silicon chip, resulting in smaller, faster and more power efficient products. This trend of embedded memory also resulted in the requirement for more customized memory elements. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a SoC, is creating increased demand for embedded memory. It is now common for SoCs to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. The Semiconductor Industry Association (SIA) forecasts that the amount of area dedicated to memory in a typical SoC will grow to approximately more than 80 percent in 2010.

Semiconductor companies face significant challenges in designing low power, high-performance and area efficient memories that can be easily integrated with other components, including logic, for their SoC devices. Due to continuing advancements in the semiconductor manufacturing lithography processes, new circuit design elements have generally been required every one to two years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory design technology advancements. Suppliers of stand-alone memories for personal computers and other devices that include memory as a separate element on a circuit board often lack sufficient design expertise and software tools to provide custom high-performance memory for SoC designs. Similarly, suppliers of stand-alone logic and I/O components generally lack the focus and expertise necessary to develop embedded logic and I/O elements for SoC designs. These factors have created a market need for third-party providers of highly reliable, low power, high-performance and area efficient memory, logic and I/O IP for SoC design.

The Virage Logic Solution

We provide semiconductor IP platforms as well as embedded memory, logic and I/O IP elements used in SoC designs, and software development tools and custom design services. Our goal is to be the semiconductor industry’s trusted IP partner and as such, we offer our customers embedded memories, logic and I/Os that are optimized for area, low power consumption and speed, and that are available for the manufacturing processes of both the established and emerging third-party semiconductor foundries. Key benefits of our solution include:

•	Single Source Supplier. By integrating and tuning embedded memories, logic and I/Os and providing them as an integrated semiconductor IP platform, we are able to save our customers time and costs in product development.

•	Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM and non-volatile.

•	Logic Design Expertise. Our historical design expertise in carefully integrating large amounts of memory with advanced logic designs allows us to provide our customers with logic technologies for advanced manufacturing processes. We have a dedicated design team of engineers focused exclusively on logic design.

•	Broad Product Line. We offer multiple types of memories, memory compilers, logic libraries and I/Os for advanced 0.15 micron, 0.13 micron, 90-nanometer and 65-nanometer processes, along with the older 0.25 micron and 0.18 micron processes. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their SoC designs. The increasingly smaller process geometries provide designers the opportunity for greater chip functionality as well as lower cost chips.

•	Manufacturing-Tested Solutions. Many of our embedded memories are customized, verified and tested for a particular manufacturing process on a silicon chip, commonly referred to as silicon-proven, before being delivered to a customer. This verification substantially reduces the risk that the memory element will be incompatible with the host manufacturing process and thereby reduces costly development delays which our customers might experience from using in-house or other third-party designs that are not silicon-proven. Our memories alone have been purchased by over 300 customers, including nine foundries that comprise a significant majority portion of the third-party foundry market.

•	Significant Design-Time Advantages. We offer a selection of silicon-proven memories, logic and I/O components and integrated platforms that comply with the standards for specific manufacturing processes. Our memories, logic and I/O components and software tools can be easily integrated into our customers’ SoC design processes. By eliminating the need to design specific embedded memories, logic and I/O components, our customers can shorten the design time and lower the development costs for their SoCs.

•	High-Density, High-Performance and Ultra-Low-Power Consumption Embedded Memories. We have continued to expand our Area, Speed and Power (ASAP) Memorytm offering to enable the generation of high-density, high-speed and ultra-low- power consumption embedded memories in multiple configurations. These technologies have been developed using patented memory design techniques to achieve industry-leading results in area, speed, power consumption, and yield.

•	High-Density and Ultra-High-Density ASAP Logictm Libraries. We offer an innovative and patented approach to routing and cell architecture for standard cell libraries that consistently yields smaller designs and higher routing utilization without sacrificing performance. We also provide patented metal programmable libraries that offer the flexibility to easily and quickly modify SoC designs while minimizing mask costs associated with frequent design changes. This is particularly beneficial for applications that are not produced in high volume.

•	Non-volatile memory on a standard CMOS process (NOVeA). We offer innovative non-volatile electrically alterable embedded memory that can be manufactured using standard logic processes. This NOVeA product can retain its data at power-off while allowing data to be reprogrammed and erased during normal operation. This memory is ideal for applications such as RFID, on-chip encryption, design security unique device ID, and analog trimming.

•	I/O Libraries. Our I/O Libraries contain all necessary elements to complete an I/O ring, a key element for the SoC’s communication with external electrical components.

•	Redundancy, Embedded Test and Repair. Our Self-Test and Repair (STAR) Memory Systemtm provides what we believe to be the most integrated solution for the cost effective embedding, on-chip testing and repairing of multi-megabit memories. High-Speed, High-Density and Ultra-Low-Power STAR and ASAP Memory memories can be incorporated into a STAR Memory System to address a broad range of SoC design requirements. The STAR Memory System consists of a complete solution allowing users to select and automatically integrate all of the pieces associated with the system. The STAR Shared Fuse Processortm allows users to reduce routing complexity and drastically reduce fuse area while the STAR Buildertm automated integration tool enables users to better meet aggressive time-to-market requirements. With some customers experiencing yield improvements of up to 250 percent, the STAR Memory System can potentially save millions of dollars in recovered silicon, substantially reduce test costs, and achieve shorter time-to-volume.

The Virage Logic Strategy

Our objective is to be the leading supplier of semiconductor IP platforms comprising memories, logic and I/Os. Because these IP elements are integrated and tuned to work together, we believe our customers will choose to include an increasing amount of Virage Logic semiconductor IP when designing and manufacturing their complex SoCs. Key elements of our strategy include the following:

•	Extend Virage Logic’s Technology Leadership Position. In January 2005, we introduced a new class of semiconductor IP called Silicon Aware IPtm. Silicon Aware IP tightly integrates Physical IP (memory, logic and I/Os) with the embedded test, diagnostic, and repair capabilities of Infrastructure IP. The result is high-yielding, highly reliable semiconductor IP at 130-nanometer, 90-nanometer and now 65-nanometer. Silicon Aware IP is essential at advanced process nodes, where yield problems can prohibit early adoption. By significantly increasing yields, sometimes as much as 250 percent, Silicon Aware IP helps remove the barriers to the successful early adoption of advanced process technologies.

•	Make Virage Logic IP More Broadly Available. Traditionally, our business model called for IP licensing fees to be paid by the end customer. In 2005, we responded to the emerging foundries’ desire to strengthen their competitive position by introducing an expanded distribution model. The new “Foundry Pays” model continues to enable emerging foundries to license Virage Logic’s IPrima Foundationtm IP platform and make it available free-of-charge to their end customers. Customers benefit with free access to Virage Logic’s advanced IP and have the option to tap into Virage Logic’s superior customer support services offering. To date, Dongbu Electronics, SilTerra, SMIC and Tower have taken advantage of the new Foundry Pays distribution model. This model is being expanded on and is being used in a targeted way at TSMC, UMC, and Chartered. We believe the expansion of our business model from a customer-paid licensing and wafer-based royalty-bearing model to include an option for foundries to license and provide IPrima Foundation IP free-of-charge underscores the growing demand for our advanced process technology IP solutions and enables our foundry partners to better meet the needs of their global customers.

•	Leverage Strategic Partner Relationships. Over the last two years, we have expanded our business development staff and strengthened our focus on developing strategic partner relationships that would enable us to broaden our reach in the semiconductor market. One partnership that has gained significant momentum over the years is our partnership with MIPS Technologies, Inc. (MIPS). Together, the companies established a simplified licensing model that enables SoC designers to license MIPS’ 32-bit processor cores with Virage Logic’s IP using a single license from MIPS. More recently, the companies announced an alliance to deliver the first in a series of new Core-Optimized Intellectual Property (IP) Kits comprising Virage Logic’s ASAP Memory and ASAP Logic IP specifically tuned to maximize the performance of MIPS processors. The strategic alliance is expected to enable designers of MIPS-based SoCs to realize a significant performance boost while also enjoying extra design flexibility.

•	Position Virage Logic as a Trusted IP Partner and Leading Provider of Semiconductor IP Platforms. As the Company celebrated its 10th anniversary in 2006, more than 300 customers had chosen Virage Logic as their trusted IP partner. We have been known historically for our expertise in providing numerous embedded memory solutions for a variety of advanced products utilizing sophisticated SoC technologies. Our memory solutions have enabled designers to choose from a broad suite of memory products based on their requirements for area, speed, power consumption, redundancy and other technical parameters. With the addition of logic and I/O products to our semiconductor IP platforms, our goal is to position Virage Logic to capture additional “real estate” on the chip, while enabling our customers to choose highly integrated, high-performance, memory, logic and I/O solutions from our product portfolio, based on their unique design requirements. We believe this will position us to pursue larger market opportunities, while further entrenching our existing position as a leading provider of embedded memories.

•	Enable the Manufacturing of Semiconductors Using Our Semiconductor IP at Leading Third-Party Semiconductor Foundries. We work with all of the established third-party foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and I/O elements that are silicon-proven for a specific foundry’s manufacturing process, directly to that foundry’s entire customer base. Our close associations with these foundries also gives us early access to information for advanced processes thereby enabling us to be among the first to market products on smaller process geometries.

•	Become a Preferred IP Supplier and Trusted IP Partner to the Leading Fabless Semiconductor Companies. Most fabless semiconductor companies, or semiconductor companies that do not internally manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and I/O elements to incorporate in their chips because these elements may be outside of their core competencies, or subject them to time-to-market constraints. As a result, they license IP from third-party providers of semiconductor IP such as Virage Logic. To date, we have become a trusted IP partner and have licensed our IP to many leading fabless semiconductor companies including Altera, Applied Micro Circuits Corporation (AMCC), Broadcom, Ikanos, Marvell, PMC-Sierra, Sandisk, SigmaTel, TranSwitch and Vitesse. We intend to continue to target those fabless semiconductor companies that produce the largest number of chips, which will enable us to increase the royalty revenue payments we receive based on levels of production from the foundries that manufacture chips for our fabless customers.

•	Increase our Base of Integrated Device Manufacturer Customers. Integrated device manufacturers produce the largest number of integrated circuits and face significant cost and product differentiation challenges. The internal design teams of these companies are facing difficulties keeping pace with the increasing demand for, and proliferation of, embedded memory and logic technologies and the rapid innovation of these technologies and integration with other SoC components for advanced manufacturing processes. To date, we have licensed our IP to many leading integrated device manufacturers including Agere, Agilent, AMI Semiconductor, Conexant, Freescale, IBM, Infineon, Intel, KMicro, LSI Logic, NEC, Philips, Sharp, Sony, STMicro and Toshiba. In addition, several integrated device manufacturers are aligning their internal design flows with leading third-party foundries and outsourcing semiconductor IP for SoCs to be produced at both the third-party foundries and their own internal foundries. These industry trends together with the type of trusted IP partner relationships we are establishing with our customers will broaden our market for standard products which are designed to qualify for production at the leading third-party foundries. We intend to build upon our ability to reduce these customers’ design time and costs in order to attract additional integrated device manufacturer customers.

•	Provide Existing Products for Advanced Manufacturing Processes. As semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a global team of engineers to design and develop first- to-market semiconductor IP platforms for advanced manufacturing processes; we believe our strategy execution should enable us to gain market share among early adopters of advanced processes.

•	Solve Manufacturing and Yield Issues Facing Designers of Complex SoCs that Employ Multi-Megabit Embedded Memory Cells. We introduced one of the industry’s first embedded memory products that allows design engineers to economically embed multiple megabits of SRAM into a SoC. The integrated test and repair capability of this product, the STAR Memory System, helps ensure higher yielding semiconductors which can potentially save millions of dollars in recovering chips that historically would have been rendered unrepairable, or repairable at significant cost. This capability also substantially reduces test costs and enables faster time-to-volume production. Embedded memory test and repair can take place either in the factory during the wafer probe process or in the field while the SoC is used in the end product, thereby enhancing the overall reliability of the product.

•	Expand our Research and Development Efforts. We are focusing on developing new memory and logic architectures to support the convergence between computers, consumer products and communications markets. We intend to continue working with our foundry partners, TSMC, UMC, Chartered, Dongbu Electronics, IBM, Grace, SilTerra, SMIC and Tower, to define the focus of our research and development activities to best address the changing needs of our customers.

•	Increase Our Operational Efficiency and Product Development Process. In 2006 we established a dedicated engineering organization to improve the Company’s engineering efficiency. As we expand to support more and more foundry partners and process technology nodes, we believe this dedicated team will improve our ability to rapidly meet our customers’ requirements as we more efficiently develop products and thus enable us to more effectively scale our business.

•	Program Management. In 2006 we also formalized the Program Management function and added key staff. Because we develop complex products that require integration of multiple pieces (logic, I/O, memory, SMS) and these products are designed by large, distributed teams, we view Program Management as a key strategic core competency. By formalizing this function, we believe we will be able to more efficiently provide our customers with higher quality products.

•	Expand Distribution Channels. We intend to expand our existing distribution channels by continuing to selectively hire direct sales force members to serve key markets worldwide. In addition to our sales subsidiary in Japan and distributor in Taiwan, we expanded our reach in other parts of Asia by forging relationships with well-established independent distributors in China and Korea. We also intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic Intellectual Property Partner Program (VIP) to leverage their extensive United States and international sales organizations.

We offer a wide range of semiconductor IP including:

•	semiconductor IP platforms;

•	embedded memory, logic and I/O elements;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells; and

•	software development tools that can be used to build memory compilers.

Our Semiconductor IP Platforms.  We provide semiconductor IP platforms called IPrima Foundationtm.  These platforms, comprising the Area, Speed and Power (ASAP) Memorytm High-Density (HD) Memories, ASAP Logictm HD Standard Cells and Base I/O Libraries, are technology optimized meaning they are tuned to a particular foundry and process and are built to satisfy a wide range of design requirements. IPrima Foundation users also have optional access to Virage Logic’s rich portfolio of highly differentiated IP, including the industry’s first commercially available integrated embedded self-test and repair memory, the STAR Memory System, as well as the ASAP Memory High-Speed (HS) and Ultra-Low-Power (ULP) product lines, the patented ASAP Logic Ultra-High-Density (UHD), High-Density (HD), and High-Speed (HS) Standard Cell Libraries and the patented ASAP Logic HD and HS Metal Programmable Cell Libraries. The IPrima Foundation platforms meet the critical requirements of reducing SoC costs, boosting performance and ensuring reliability, while satisfying shrinking development budgets and improving time-to-profitability.

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

Our Embedded Memory Compilers.  A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their SoC designs. Our compiler products include:

•	STAR Memory System. Our STAR Memory System provides what we believe to be the most integrated solution for the cost effective embedding, on-chip testing and repairing of multi-megabit memories. High-Speed, High-Density and Ultra-Low-Power STAR and ASAP Memory memories can be incorporated into a STAR Memory System to address a broad range of SoC design requirements. The STAR Memory System consists of a complete solution allowing users to select and automatically integrate all of the pieces associated with the system. The STAR Shared Fuse Processortm allows users to reduce routing complexity and drastically reduce fuse area while the STAR Buildertm automated integration tool enables users to better meet aggressive time-to-market requirements. With some customers experiencing yield improvements of up to 250 percent, the STAR Memory System can potentially save millions of dollars in recovered silicon, substantially reduce test costs, and achieve shorter time-to-volume.

•	ASAP Memory. These compilers are optimized for high-density, high-performance and low-power consumption and can generate memories up to 512 kilobits in size. The ASAP Memory product line is available in many different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•	NOVeA®. This innovative non-volatile electrically alterable embedded memory can be manufactured using standard logic processes. NOVeA can retain its data at power-off while allowing data to be reprogrammed and erased during normal operation. NOVeA provides on-chip storage of calibration data, passwords, critical access information, etc. It also helps the designer reduce overall system size, achieve lower power operation and increase system performance.

Our Logic Semiconductor IP.  We provide logic libraries through our ASAP Logic product line. These products are designed to improve logic block area utilization and SoC performance while decreasing the price and power consumption of the overall chip. We deliver our logic semiconductor IP to our customers through the same manner as our embedded memory semiconductor IP.

•	ASAP Logic High-Speed (HS) Metal Programmable Cell Library. This cell library provides high mask cost savings during SoC design revision since only two to five mask layers need to be changed to reconfigure the chip.

•	ASAP Logic Ultra-High-Density (UHD), High-Density (HD), and High-Speed (HS) Standard Cell Libraries. The cell architecture used in these cell libraries provides significantly increased pin accessibility, which along with other features, results in logic block area savings. This equates to an overall reduction in chip size and lower fabrication costs independent of the performance requirement that the customer may have.

Our Base I/O Library.  In 2003, we added an input/output (I/O) library to our product portfolio. It contains all necessary elements to complete an I/O ring, a key element for the SoC’s communication with external electrical components.

Our Software Development Tools.  Our primary software development tool is Embed-It!® Architect, which allows semiconductor design companies to develop their own compilers with re-characterization capabilities. We also provide a software tool called Embed-It! Integrator to facilitate the design of multiple memory configurations used with SoCs.

During fiscal year 2006, our license revenues for 0.18 micron technology accounted for 12% of our total license revenues, license revenues for 0.13 micron technology was 33% of total license revenues, license revenues for 90-nanometer technology was 43% of total license revenues, license revenues for 65-nanometer technology was 10% of total license revenues and license revenues from the sale of other products was 2% of total license revenues. Included within the 2% other products category are our products on the older process nodes, 0.25 and 0.35 micron technology. We expect royalty revenue from these products to be declining and license revenue to be insignificant in future periods. In fiscal year 2005, our license revenues for 0.18 micron technology accounted for 12% of our total license revenues, license revenues for 0.13 micron technology was 40% of total license revenues, license revenues for 90-nanometer technology was 36% of total license revenues, license revenues for 65-nanometer technology was 6% of total license revenues and license revenues from the sale of other products was 6% of total license revenues. Included within the 6% other products category are our products on the older process nodes of 0.25 micron technology.

IPrima Foundation, IPrima Mobile, IPrima Graphics, IPrima Automotive, IPrima Networking, Silicon Aware IP and STAR Memory System are trademarks of Virage Logic Corporation. Embed-It!, Custom-Touch, Netcam, NOVeA and IPrima are registered trademarks of Virage Logic Corporation in the United States. IPrima and Silicon Aware IP are registered trademarks of Virage Logic Corporation in Europe and Japan.

Markets and Applications

We focus on markets and companies that utilize SoC technologies with high-performance, low-power architectures and high-density requirements where we believe our semiconductor IP platforms provide customers with significant time-to-market, design and manufacturing cost advantages. Examples of the markets and applications in which our IP is implemented include:

•	Consumer Products. Digital appliances increasingly require more functionality, Internet connectivity and low-power consumption. Our IP can be found in video game players, cellular phones, MP3 players, PDAs, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•	Communications and Networking Products. Communications and networking SoCs are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment and high-bandwidth set-top boxes.

•	Computers and Graphics Products. Computation and graphics equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features such as advanced 3D graphics and digital signal processing, or DSP.

•	Security, Digital Rights Management (DRM), and Radio Frequency Identification (RFID) Products. With our NOVeA product, we are able to address customers’ needs for small amounts of embedded security to enable DRM for such applications as wired and wireless network cards, secure memory cards, video games, DVD players and recorders, set top boxes, PDAs, cellular phones, bridges and routers, DSL and cable modems, Bluetooth enabled devices. Radio Frequency Identification applications require ultra-low-power and a small footprint. We believe that NOVeA provides the most cost-effective way to meet these requirements as it is uniquely available on standard CMOS logic processes.

Research and Development

We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of embedded memory, logic and I/O semiconductor IP. Currently, we are focusing our research and development efforts on various configurations for memories, logic and I/O platforms that support the latest manufacturing processes such as 90-nanometer, 65-nanometer and 45-nanometer.

We have entered into agreements with TSMC, UMC, Chartered, Dongbu Electronics, Grace, IBM, SilTerra, SMIC and Tower for the development and licensing of various semiconductor IP platform products which are targeted to these foundries’ design rules. Leveraging our relationship with these foundries, we were able to shape the focus of our research and development activities. Under our agreement with each foundry, Virage Logic owns its own IP and the foundry owns its own IP, however, both Virage Logic and the foundry jointly own any IP that is co-developed by the parties during the term of the agreement. Following any such development, we license the developed IP to third-parties that manufacture their silicon chips at the foundry. As consideration for our development efforts, the foundries pay us licensing fees, as well as royalties based on silicon chips manufactured at the foundries using our semiconductor IP. In addition, both parties agree to provide technical, marketing and sales support as appropriate.

As of October 31, 2006, we had 318 employees engaged in the engineering related activities of research, development and operations. We expect to identify and hire additional technical personnel in fiscal year 2007 for our planned research and development activities, and we expect that these costs will increase in the future in order to maintain a lead position as a third-party provider of silicon infrastructure in the form of semiconductor IP.

Sales and Marketing

We focus our sales efforts through direct sales in North America, Europe and Asia. In Asia, we also derive indirect sales through distributors.

Direct Sales.  We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, Canada and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Boston, Fremont, Los

Angeles, Newark, West Palm Beach, Ottawa and Toronto. To serve our European customers, we have a direct sales organization based in the United Kingdom with additional sales personnel in Germany and Israel. We also have direct sales personnel in Japan. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a customer relationship typically involves weeks or months and can extend beyond this timeframe.

We enter into license agreements with our customers for a range of embedded memory, logic and I/O technologies. For our ASAP Memory, ASAP Logic and Base I/O products, in addition to collecting license and consulting fees from the customers, we receive royalties from third-party foundries that manufacture chips for our fabless customers. For our STAR Memory System, NetCAM and NOVeA products, we receive both license and royalty fees directly from our customers, as well as royalties from the third-party foundries that manufacture their chips.

We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies:

•	Foundries. We have entered into marketing and technology relationships with several third-party foundries, including TSMC, UMC, Chartered, Dongbu Electronics, Grace, IBM, SilTerra, SMIC and Tower. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•	EDA and Test Vendors. We have entered into joint marketing relationships with a number of electronic design automation (EDA) and test vendors, including Cadence Design Systems, Inc. (Cadence), Magma Design Automation, Inc. (Magma), Mentor Graphics Corporation (Mentor Graphics) and Synopsys, Inc. (Synopsis). These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

•	Design Services. We have developed technology alliances with several design service companies who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

•	IP Providers. We have established relationships with numerous IP providers including ARC International plc (ARC), CEVA, Inc. (Ceva), Denali Software, Inc. (Denali), MIPS, QualCore Logic (QualCore) and Tensilica, Inc. (Tensilica) and in some cases offer Virage Logic Core Optimized IP Kits that complement the microprocessor IP products these vendors provide. By working in partnership with other leading IP suppliers to test silicon and provide reference designs, we help customers access the functionality of the IP prior to committing it to their design.

Indirect Sales.  In addition to our direct sales force, we also sell our technologies through distributors in Taiwan. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships are exclusive.

Customers

Our customers are semiconductor companies that use our semiconductor IP to design complex SoCs. Purchasers of our semiconductor IP platforms as well as embedded memory, logic and I/O elements include fabless semiconductor companies, integrated device manufacturers and third-party foundries. For fabless semiconductor and integrated device manufacturer customers, we license our semiconductor IP on either a single or multiple project basis. The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	Altera, Broadcom, Ikanos, Marvell, PMC-Sierra, Sandisk, Sigmatel, TranSwitch, Thomson , Via Technologies, Vitesse
Integrated Device Manufacturers	Agere*, Agilent, AMI Semiconductor*, Analog Devices, Atmel, Conexant, Freescale, Infineon, Intel, KMicro, LSI Logic*, NEC, Philips, Sharp, Sony, STMicro*, Toshiba
Third-Party Foundries	Chartered*, Dongbu Electronics, Grace, IBM, SilTerra*, SMIC*, Tower, TSMC*, UMC*

*	Indicates the nine customers that generated the highest level of revenues for us in fiscal year 2006.

We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal year 2006 and fiscal year 2005, TSMC represented 17% and 10% of our revenues, respectively. In fiscal year 2004, no customer generated 10% or more of our revenues. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. We expect that our sales to fabless semiconductor companies will grow, and as a result we will become more dependent on the availability of new manufacturing process technologies and capacity from third-party foundries to manufacture our customers’ products.

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

As of October 31, 2006, we had 56 U.S. patents issued and 36 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2026, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies in the United States. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we have taken to protect our IP abroad will be effective.

In addition to patent protection, as of October 31, 2006, we had five U.S. trademarks registered and three pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the United States. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection. In addition, we had four foreign trademarks registered: two in the European Community and two in Japan. We also had two foreign trademark applications pending in China. The foreign applications are subject to the same conditions as the U.S. trademark applications with respect to their applicable jurisdictions.

We protect the source code of our technologies as both trade secrets and unpublished copyrighted works. We license the object code to our customers for limited uses and maintain contractual controls over the use of our software, but we may not have the resources to enforce such controls, and further such contractual controls may be declared invalid or unenforceable. Wide dissemination of our software makes protection of our proprietary rights difficult, particularly outside the United States, and we may not be able to assert equivalent rights with respect to source code developed by our employees in the Republic of Armenia (Armenia) and India as we could if it were developed in the United States.

We protect our trade secrets and other proprietary information through nondisclosure agreements with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.

Although we believe that our technologies do not infringe any patent, copyright or other intellectual proprietary rights of third parties, from time to time, third parties, which may include our competitors, may assert claims of infringement of patent, copyright or other intellectual property rights to technologies that are important to us. There is no such claim to date.

Competition

The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large integrated device manufacturers that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as ARM Ltd.’s Physical IP Division (formerly Artisan Components which was acquired by ARM in December 2004), Synopsys and certain DRAM IP providers, such as Monolithic System Technology, Inc. Additionally, the electronic design automation (EDA) companies such as Synopsys, Cadence, Mentor Graphics and Magma could play a more significant role in the IP marketplace.

As we continue to introduce new technologies, we may face competition from both existing semiconductor IP suppliers and new ones entering the market. We may also face competition from semiconductor companies that currently offer stand-alone memory technologies, such as Cypress Semiconductor Corporation (Cypress), Magnachip Semiconductor, Inc. (Magnachip), IDT Corporation (IDT), Micron Technology, Inc. (Micron) and Samsung Co. Ltd. (Samsung), if these companies were to make their technologies available in embedded form.

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

We believe that important competitive factors in our market include performance and functionality of product, the ability to customize products for customer needs, length of development cycle, price, compatibility with prevailing design methodologies, interoperability with other devices or subsystems, reputation for successful designs and installed base, overall product quality and reliability, and the level of technical service and support provided.

Employees

As of October 31, 2006, we had 410 employees, including 62 in sales and marketing, 251 in engineering, 67 in operations and 30 in general and administrative functions. We have 224 of our employees located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers of the Registrant

The names and ages of our executive officers as of November 30, 2006 are set forth below:

Name	Age	Position(s)

Adam A. Kablanian	47	President, Chief Executive Officer and Director
J. Daniel McCranie	63	Executive Chairman and Co-Principal Executive Officer
Christine Russell	57	Vice President of Finance and Chief Financial Officer
Alexander Shubat	44	Vice President of Research and Development, Chief Technical Officer and Director
James J. Ensell	45	Senior Vice President of Marketing and Business Development
James Bailey	46	Vice President of Worldwide Sales
Ehsan Rashid	41	Vice President of Operations

Adam A. Kablanian co-founded Virage Logic and has served as our President, Chief Executive Officer and Chairman of the Board of Directors since January 1996. In August 2003, Mr. Kablanian resigned his position as Chairman of the Board of Directors but continued to serve as President, Chief Executive Officer and a member of the Board of Directors. Before co-founding Virage Logic, Mr. Kablanian was a Department Manager for LSI Logic, a semiconductor integrated device manufacturer, from August 1994 to December 1995 where he was responsible for the embedded memory design division. Before joining LSI Logic, Mr. Kablanian managed multi-foundry technology transfer programs as an engineering manager at Waferscale Integration, a designer of programmable system devices, from April 1990 to January 1994. Mr. Kablanian holds a B.A. in Physics from the University of California at Berkeley and an M.S. in Electrical Engineering from Santa Clara University.

J. Daniel McCranie has served as our Executive Chairman of the Board of Directors and Co-Principal Executive Officer since March 2006. Previously, Mr. McCranie was our Chairman of the Board of Directors, from August 2003 to March 2006. Before joining Virage Logic, Mr. McCranie was Vice President of Sales and Marketing for Cypress Semiconductor, from September 1993 to February 2001. Mr. McCranie was Chairman, Chief Executive Officer and President of SEEQ Technology, from February 1984 to September 1993. Mr. McCranie has served as Chairman of the Board of Directors of ON Semiconductor Corp. since November 2001, as a member of the Board of Directors of Actel Company and a member of the Board of Directors of Cypress Semiconductor. Mr. McCranie holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute.

Christine Russell joined Virage Logic as our Vice President of Finance and Chief Financial Officer in June 2006. Ms. Russell has served as a financial executive in Silicon Valley for over twenty years with experience in both emerging and larger companies. Before joining Virage Logic, Ms. Russell served as Chief Financial Officer of OuterBay Technologies, Inc., a database archiving company, from May 2005 to June 2006. Previously, Ms. Russell served as Chief Financial Officer of Ceva, Inc., a digital signal processing IP company, from October 2003 to May 2005, and as Chief Financial Officer of Persistence Software, Inc., a software company, from October 1997 to October 2003. She also held Chief Financial or senior financial positions at Cygnus Solutions, Valence Technology, Inc., Covalent Systems, Stellar Systems, Inc. and Xerox Corporation, from the period May 1978 to October 1997. Ms. Russell holds bachelors and masters of business administration degrees in Finance from Santa Clara University.

Alexander Shubat co-founded Virage Logic and has served as our Vice President of Research and Development and Chief Technical Officer and a member of the Board of Directors since January 1996. Before co-founding Virage Logic, Mr. Shubat was a Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups, including design, application-specific integrated circuit and high-speed memory. He holds fourteen patents and has contributed to more than 25 publications. Mr. Shubat holds a B.S. and a M.S. in Electrical Engineering from the University of Toronto, Canada and a Ph.D. in Electrical Engineering from Santa Clara University.

James J. Ensell joined Virage Logic as our Vice President of Marketing in October 2003 and in March 2005, took on the additional responsibility of Business Development. In April 2006, Mr. Ensell was promoted to Senior

James J. Ensell joined Virage Logic as our Vice President of Marketing in October 2003 and in March 2005, took on the additional responsibility of Business Development. In April 2006, Mr. Ensell was promoted to Senior Vice President of Marketing and Business Development. Before joining Virage Logic, Mr. Ensell served as Vice President, Business Development and Chief Information Officer for eSilicon Corporation, a fables custom integrated circuit maker from August 2000 to October 2003. Previously, Mr. Ensell held positions as Senior Vice President of Products and Services at Zland.com, Inc., an internet eBusiness provider, from July 1999 to August 2000, and as Vice President of Marketing at Cadence Design Systems, Inc.’s Deep Submicron Business Unit from April 1997 to January 1999. Mr. Ensell currently serves as chairman of the IP Committee of the Fabless Semiconductor Association (FSA). Mr. Ensell holds a B.S. in Electrical Engineering from Villanova University and a M.S. in Electrical Engineering from the University of Pennsylvania.

James Bailey joined Virage Logic as our Vice President of Worldwide Sales in October 2005. Before joining Virage Logic, Mr. Bailey served as President and Chief Executive Officer at Accenia, Inc. from April 2004 to February 2005. Previously, Mr. Bailey served as a General Manager in the Design For Manufacture (DFM) business unit at Cadence Design Systems, Inc. through the acquisition of Simplex Solutions, from 2002 to 2004. While at Simplex Solutions, Mr. Bailey held various management positions including Vice President and General Manager, Vice President Worldwide Sales, and Sales Director for North America, from 2000 to 2002. Mr. Bailey holds a B.S. in Computer Science and a B.A. in Mathematics from St. Cloud State University.

Ehsan Rashid joined Virage Logic as our Vice President of Operations in October 2004. Mr. Rashid was Senior Director of Operations of Virage Logic in April 2003. Before joining Virage Logic, Mr. Rashid served as Senior Vice President and General Manager, Access Product Division, at Com21, Inc., from January 2000 to April 2003. Previously, Mr. Rashid served as Senior Director at Philips Semiconductor after it acquired VLSI Technology from May 1999 to January 2000. Mr. Rashid served as Senior Director of Hardware and Software Engineering, and System Applications in the Consumer Digital Entertainment Division of VLSI Technology, from December 1997 to May 1999, and as Director of Engineering at Hitachi Micro Systems, Inc. Mr. Rashid holds a B.S. in Electrical Engineering from the University of California, Berkeley.

Item 1A.	Risk Factors

Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

From inception to May 2002, most of our revenues derived from the license of our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of logic and I/O products and due to lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platform include:

•	difficulties in convincing customers of our memory products to purchase other products from us;

•	competition resulting in minority market share; and

•	difficulties and delays in expanding our logic and I/O product offerings.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	fluctuations in the demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	inability to collect trade receivables;

•	the timing and completion of milestones under customer agreements;

•	operational issues in fulfilling existing orders;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	difficulties in forecasting royalty revenues because of factors out of our control, such as the timing and manufacturing of semiconductors subject to royalty obligations, the number of such semiconductors actually manufactured and the timing and results of audits of royalty reports received from our customers;

•	changes in development schedules, research and development expenditure levels and product support by us and our customers; and

•	recording a significant portion of our quarterly revenues in the last month of a quarter. This is the result of closing more product orders, and therefore, a higher percentage of product shipments, in the last month of a quarter than in the first months of a quarter. Some customers believe they can enhance their bargaining power by waiting until the end of the quarter to finalize negotiations.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and may not be reliable as indicators of future performance. These factors, together with the fact that our expenses are primarily fixed and independent of revenues in any particular period, make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some quarters, which could cause the market price of our stock to decline significantly.

If we are unable to continue establishing relationships on favorable contractual terms with semiconductor companies to license our IP, our business will be harmed.

We currently rely on license fees from the sale of perpetual and term licenses to generate a large portion of our revenues. These licenses produce streams of revenue in the periods in which the license fees are recognized, but are not necessarily indicative of a commensurate level of revenue from the same customers in future periods. In addition, our agreements with our customers do not obligate them to license new or future generations of our IP. As a result, the growth of our business depends significantly on our ability to expand our business with existing customers and attract new customers.

We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with a potential customers;

•	competition with the customers’ internal design teams and other providers of semiconductor IP as our customers may evaluate these alternatives for each design; and

•	the need to persuade semiconductor companies to rely on us for critical technology.

These factors may make it difficult for us to maintain our current relationships or establish new relationships with additional customers. Further, there are a finite number of fabless semiconductor companies and integrated device manufacturers to which we can license our IP. If we are unable to establish and maintain these relationships, we will be unable to generate license fees, and our revenues will decrease.

If we are unable to maintain existing relationships and/or develop new relationships with third-party semiconductor manufacturers or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers and our business will be harmed.

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with third-party foundries to provide us with access to these processes. In addition, we rely on third-party foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have agreements with TSMC, UMC, Chartered, Tower, Silterra, SMIC and Dongbu Electronics. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

We may be unable to deliver our customized memory, logic and I/O products in the time-frame demanded by our customers, which could damage our reputation and future sales.

A portion of our agreements require us to provide customized products to our customers within a specified delivery timetable. While we have experienced delays in delivering products to our customers, the durations of these delays have typically been short in length so as to not materially damage our relationship with our customers. However, these delays could adversely impact our operations and our financial performance. Future failures to meet significant customer milestones could damage our reputation in our industry and harm our ability to attract new customers.

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not be as large as we anticipate.

We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the fiscal years ended September 30, 2006, 2005 and 2004, we recorded royalty revenues of approximately $16.1 million, $11.0 million and $8.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

It is difficult for us to verify royalty amounts owed to us under our licensing arrangements, and this may cause us to lose revenues or inaccurately report revenues.

The standard terms of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While standard license terms give us the right to audit the books and records of our customers to verify this information, audits can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our customers. Our inability to audit all of our customers’ books and records may result in us receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. The results of such audits could also result in an increase, as a result of a customers’ underpayment, or decrease, as a result of a customers’ overpayment, to royalty revenues. Such adjustments, as a result of the audit, are recorded in the period they are determined. Any adverse material adjustments resulting from royalty audits may cause our revenues and operating results to be below market expectations, which could cause our stock price to decline. The royalty audit may also trigger disagreements over contractual terms with our customers and such disagreements could adversely affect customer relationship, divert the efforts and attention of our management from normal operations and impact our business operations.

Products that do not meet customer specifications or contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

The complexity and ongoing development of our products could lead to design or manufacturing problems. Our semiconductor IP products may fail to meet our customers’ technical requirements, or may contain defects, which may cause our customers to fail to complete the design and manufacturing of their products in a timely manner. Any of these problems may harm our customers’ businesses. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenue, an increase in product returns and the loss of existing customers or failure to attract new customers. These problems may adversely affect customer relationships, as well as our business, financial condition and results of operations.

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

We currently have subsidiaries or branches in Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror. India is experiencing rising costs. Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•	changes in the political or economic conditions in Armenia and changes in the economic conditions in India and the surrounding region, such as fluctuations in exchange rates, changes in laws protecting IP, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, changes in the demand for technical personnel could adversely affect our ability to develop new products, to take advantage of the cost savings associated with operations in Armenia and India, and to otherwise conduct business effectively in Armenia and India;

•	our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability; and

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

Problems associated with international business operations could affect our ability to license our IP.

Sales to customers located outside North America accounted for 60%, 63% and 62% of our revenues for fiscal years 2006, 2005, and 2004, respectively. For the three months ended September 30, 2006 and 2005, sales to customers located outside North America accounted for 68% and 61% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own foundries rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with international business operations, including the following:

•	managing foreign distributors and sales partners and sharing revenues with such third-parties;

•	staffing and managing foreign branch offices and subsidiaries;

•	political and economic instability;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs or the interpretation of such laws and tariffs;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries; and

•	United States government licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign foundries, may decrease.

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. One customer, TSMC, generated 10% or more of our revenues for the years ended September 30, 2006 and 2005. No single customer generated 10% or more of our revenues for the year ended September 30, 2004. Since fiscal year 2001, our five largest customers have represented between 25-47% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectability of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net loss of $0.9 million for fiscal year 2006 and a net loss of $0.3 million for fiscal year 2005. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

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

New financial accounting standards related to equity compensation will cause us to recognize an additional expense and we expect the adoption of such standards will have a significant effect on our consolidated statements of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payments” (SFAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. On October 1, 2005, we adopted SFAS 123R. The adoption of this new financial accounting standard has had a significant effect on our consolidated statements of operations.

We have received assessment orders from the Government of India, Income Tax Department, Office of the Director of Income Tax (Indian Tax Authorities) proposing a tax deficiency in certain of our tax returns, and the outcome of the assessment or any future assessment involving similar claims may have an adverse effect on our consolidated statements of operations.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.5 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2003 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

Risk Related to Our Industry

If demand for products incorporating complex semiconductors and semiconductor IP platforms does not increase, our business may be harmed.

Our business and the adoption and continued use of our IP by semiconductor companies depends on continued demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict, and it depends on factors beyond our control such as the competition faced by each customer, market acceptance of products that incorporate our IP and the financial and other resources of each customer. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or a decline in the general economic environment which results in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business. In addition, with increasing complexity in each successive generation of semiconductors, we face the risk that the rate of adoption of smaller technology processes may slow down.

In addition, the semiconductor industry is highly cyclical. Significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints are other factors affecting the semiconductor industry. As a result, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may harm the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results. Further, the markets for third-party semiconductor IP have emerged only in recent years. Because of the recent emergence of these markets, it is difficult to forecast whether these markets will continue to develop or grow at a rate sufficient to support our business.

The market for semiconductor IP platforms can be highly competitive and dynamic. We may experience loss in market share to larger competitors with greater resources and/or our customer base may choose to develop semiconductor IP platforms using their own internal design teams.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions. If businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies, integrated device manufacturers and production levels by semiconductor manufacturers could decline. This could adversely affect our revenues which in turn would have an adverse effect on our results of operations and financial condition.

Risk Related to Our Intellectual Property Rights

We rely on our proprietary technologies and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such proprietary technologies from third parties.

We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights in our technologies. We cannot be sure that the United States Patent and Trademark Office will issue patents or trademarks for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We have not attempted to secure patent protection in foreign countries. Furthermore, the laws of some foreign countries may not adequately protect our IP to the same extent as applicable laws protects our IP in the United States. For instance, some portion of our IP developed outside of the United States may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.

We use license agreements, confidentiality agreements and employee nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. We cannot be sure that we have taken adequate steps to protect our IP rights and deter misappropriation of these rights or that we will be able to detect unauthorized uses and take effective steps to enforce our rights. Since we also rely on unpatented trade secrets to protect some of our proprietary technology, we cannot be certain that others will not independently develop and patent the same technologies or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose that technology. We also cannot be sure that we can ultimately protect our rights to and improperly disclose our proprietary technologies to others.

Third parties may claim we are infringing or assisting others to infringe their IP rights, and we could suffer significant litigation or licensing expenses or be prevented from licensing our technology.

We believe that our technologies do not infringe the IP rights of third parties to date. However, there are numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether our technologies infringe the patent right of others. As a result, we may be compelled to respond to infringement claims by third parties to protect our rights or defend our customers’ rights. These infringement claims, regardless of merit, could be costly and time-consuming, and divert our management and key personnel from our business operations. In settling these claims, we may be required to pay significant damages and may be prevented from licensing some of our technologies unless we enter into a royalty or license agreement. In addition, if challenging a claim is not feasible, we might be required to enter into royalty or license agreements. If available, the royalty or license agreement may include terms which require us to obtain a license from the third party to sell or use the relevant technology which may result in significant expenses to the Company or to redesign the technology which would be time consuming and costly to the Company. In the event that we are not be able to obtain such royalty or license agreements on terms acceptable to us, we may be prevented from licensing or developing our technology.

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

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, President, Chief Executive Officer and a member of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, have adopted stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Both plans are in effect for a one-year period ending on December 11, 2006, and are subject to predetermined price and volume limits. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Furthermore, our officers, directors and principal stockholders controled as of November 30, 2006 approximately 62% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

We determined that we had material weaknesses in our internal control over financial reporting as of September 30, 2005, and upon such determination we have implemented supplemental procedures to remediate identified material weaknesses and to ensure that our financial statements are fairly stated in all material respects. Such material weaknesses could adversely affect investor confidence in our financial reports and the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to access effectiveness of our internal control over financial reporting and assert that such internal control is effective. Our independent registered public accounting firm must evaluate management’s assessment concerning the effectiveness of our internal control over financial reporting and render an opinion on our assessment and the effectiveness of our internal control over financial reporting.

As reported in our Annual Report on Form 10-K for the year ended September 30, 2005, our management had identified three material weaknesses in our internal control over financial reporting. Specifically, we had material weaknesses in the calculation and recording of foreign currency translations, the presentation and disclosure of income taxes and the presentation and disclosure of the investments in the statements of cash flows. We have implemented procedures and processes to remediate such material weaknesses, which are costly and require significant efforts by management and other employees. As of September 30, 2006, we had remediated all of our material weaknesses. However, we can give no assurance that other material weaknesses will not be identified in the future. If further material weaknesses in our internal control are identified, this could cause our investors to lose confidence in the accuracy and completeness of our financial reports, which could adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws as well as Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that make it more difficult for another company to acquire control of our Company. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Facilities

Our principal administrative, sales, marketing and research and development facility is in Fremont, California, and occupies approximately 61,500 square feet. This facility is leased through December 2007. We also lease additional offices in Seattle, Washington, and Clinton, New Jersey, that are occupied mainly by research and development and engineering personnel. The Seattle office, which occupies approximately 12,300 square feet, is leased through August 2010. The Clinton office, which occupies approximately 10,900 square feet, is leased through November 2010. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into a building owned by us. The office space is approximately 40,000 square feet and the total cost of the building was approximately $2.2 million. The development center in India is located in Noida, near Delhi, and occupies approximately 26,000 square feet in a building leased with a lease term under which the Company has the right, but not the obligation, to occupy the facility through July 2009.

Item 3.	Legal Proceedings

The Company is not a party to any material legal proceeding which would have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Virage Logic Common Stock

Our common stock is traded on the NASDAQ National Market under the symbol VIRL. The following table sets forth, for the periods indicated, the high and low closing prices for the common stock as reported on the NASDAQ National Market.

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low

First Quarter	$10.93	$7.40	$18.68	$12.57
Second Quarter	11.41	10.05	17.95	10.96
Third Quarter	12.50	8.85	11.75	9.04
Fourth Quarter	9.84	7.82	10.18	7.42

As of November 30, 2006, there were approximately 63 stockholders of record of our common stock.

The Company has never paid or declared any cash dividends on our common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statements of operations data for each of the fiscal years ended September 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of September 30, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 30, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$59,303	$53,389	$53,003	$40,657	$45,613

Cost and expenses:
Cost of revenues	14,803	13,035	11,244	9,511	10,045
Research and development	21,407	19,841	18,476	19,177	14,568
Sales and marketing	16,858	15,608	14,652	13,103	12,735
General and administrative	10,319	9,083	6,618	4,987	5,770
In-process research and development	—	—	—	—	1,100

Total cost and expenses	63,387	57,567	50,990	46,778	44,218

Operating income (loss)	(4,084)	(4,178)	2,013	(6,121)	1,395
Interest income	3,055	1,740	719	812	1,217
Other income (expenses), net	270	(37)	37	(73)	(81)

Income (loss) before taxes	(759)	(2,475)	2,769	(5,382)	2,531
Income tax provision (benefit)	120	(2,160)	859	(1,532)	2,306

Net income (loss)	$(879)	$(315)	$1,910	$(3,850)	$225

Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$0.09	$(0.19)	$0.01

Shares used in computing basic net income (loss) per share	22,812	22,187	21,391	20,750	19,902

Shares used in computing diluted net income (loss) per share	22,812	22,187	22,139	20,750	21,157

	September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,815	$26,841	$28,746	$38,930	$35,422
Investments	56,786	40,997	34,366	20,180	24,037
Working capital	74,974	67,084	63,055	62,453	49,691
Total assets	126,275	114,494	109,188	96,562	100,354
Debt obligations	—	—	—	—	96
Accumulated deficit	(22,134)	(21,255)	(20,940)	(22,850)	(19,000)
Total stockholders’ equity	108,818	99,368	91,511	87,373	88,252

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K . This discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. See “Forward Looking Statements” in Part I of this Annual Report on Form 10-K.

Overview

Business Environment

Virage Logic provides semiconductor intellectual property (semiconductor IP) platforms comprising memories, logic and I/Os (input/output interface components). These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that power today’s consumer, communications, internet infrastructure, handheld and portable devices, computer and graphics applications.

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

In fiscal year 2006, we derived 53% of our license revenue from the more advanced processes, 90-nanometer and 65-nanometer technologies and 47% from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer and 65-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

We sell our product early in the design process, and there are time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

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

Currently, license fees represent a significant portion of our revenues, although over the last few years royalties have represented an increased percentage of our revenues. Royalty revenues for the years ended September 30, 2006, 2005, and 2004 were $16.1 million, $11.0 million, and $8.2 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. In each of fiscal year 2006 and fiscal year 2005 one customer, TSMC, generated 10% or more of our revenues. In fiscal year 2004, no single customer generated 10% or more of our revenues.

Sales to customers located outside North America accounted for 60%, 63% and 62% of our revenues in fiscal years 2006, 2005 and 2004, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Significant Events in Fiscal Year 2006

•	We achieved our highest revenue in our corporate history of $59.3 million for the fiscal year 2006, an increase of 11% over fiscal year 2005.

•	Our royalty revenues continued to increase, growing from $11.0 million in fiscal year 2005 to $16.1 million in fiscal year 2006 due to the growth in royalties associated with our 90-nanometer technology processes.

•	We signed a total of 35 agreements for our 90-nanometer product offerings, 12 direct royalty-bearing agreements for the STAR Memory System, 3 direct royalty-bearing agreements for the NOVeA non-volatile embedded memory product and received orders from 37 new customers.

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

We have identified the following as critical accounting policies to our Company:

•	revenue recognition;

•	valuation of accounts receivable;

•	valuation of purchased intangibles, including goodwill;

•	valuation of long-lived assets;

•	stock-based compensation; and

•	accounting for income taxes.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total service hours required to complete the development or service or on the value of contract milestones completed. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on any project is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

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

Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled accounts receivable. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled accounts receivable in any given period. All of the criteria under SOP 97-2 or SOP 81-1, as applicable, have been met, prior to the recognition of any revenue that would create an unbilled accounts receivable balance.

Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or if the prepaid royalty is non-refundable.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2006, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $11.8 million and $12.2 million as of September 30, 2006 and 2005, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of September 30, 2006 the Company had an intangible value of $1.8 million related to technology acquired through the acquisition of In-Chip Systems, Inc.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Shared-Based Payments” (SFAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal periods beginning after June 15, 2005.

As of October 1, 2005, we adopted SFAS 123R. We now use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for fiscal year ended September 30, 2006 was $6.7 million. As of September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.9 million and will be amortized over the average of 1.6 years.

Prior to October 1, 2005, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock and restricted stock units at fair value on date of grant based on the number of shares granted and the quoted price of our common stock, and for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

On November 10, 2005, FASB issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. As a result, we have elected the “short-cut” method, as defined in the FAS 123R-3 to establish our APIC pool required under SFAS 123R for fiscal year ended September 30, 2006.

We value our stock-based awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model) for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

For purposes of estimating the fair value of stock options granted during the fiscal year ended September 30, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the options on the grant date.

Furthermore, as required under SFAS 123R, we now estimate forfeitures for options granted which are not expected to vest. We calculate the pre-vesting forfeiture rate by using our historical option cancellation information.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, such value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Accounting for Income Taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $95,000 relating primarily to disqualifying dispositions of incentive stock options which had previously been expensed for generally accepted accounting principles purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $10.1 million and deferred tax liabilities of $0.7 million as of September 30, 2006. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $2.6 million and $1.4 million as of September 30, 2006 and 2005, respectively.

Results of Operations

Comparison of the Years Ended September 30, 2006 and 2005

Revenues

The table below sets forth the changes in revenues from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2006		September 30, 2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Revenues:
License	$43,214	72.9%	$42,425	79.5%	$789	1.9%
Royalties	16,089	27.1%	10,964	20.5%	5,125	46.7%

Total revenues	$59,303	100.0%	$53,389	100.0%	$5,914	11.1%

Revenues increased $5.9 million or 11.1% from fiscal year 2005 to fiscal year 2006. The fiscal year 2006 increase in revenue was primarily due to increase in royalty revenue of $5.1 million.

The following table lists the percentage of license revenues by process node for the years ended September 30, 2006 and 2005.

	Year Ended September 30,
	2006	2005

Total License Revenues by Process Node:
65-nanometer technology	10%	6%
90-nanometer technology	43	36
0.13 micron technology	33	40
0.18 micron technology	12	12
Other	2	6

License revenues for the year ended September 30, 2006 were $43.2 million, representing an increase of $0.8 million or 1.9% as compared to $42.4 million for fiscal year 2005. License revenue increased in fiscal year 2006 mainly attributable to increases of $3.5 million on our 90-nanometer technology and $1.6 million on our 65-nanometer, partially offset by decreases of $2.4 million on the 0.13 micron and $1.9 million on the older technologies. From a product perspective, 90-nanometer technology contributed sales of 43% of total in fiscal year 2006 up from 36% in fiscal year 2005, while 65-nanometer technology license revenue grew from 6% in fiscal year 2005 to 10% of total license revenue in fiscal year 2006. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

Royalties increased $5.1 million from fiscal year 2005 to fiscal year 2006. The fiscal year 2006 increase was primarily attributed to the growth in royalties associated with our 90-nanometer technology processes. We expect growth in royalty revenues to be driven by the advanced 90-nanometer and 65-nanometer technology processes, in addition to continued production on the older process nodes.

For the years ended September 30, 2006 and 2005, total revenues by geographic area are as follows:

	Year Ended September 30,		Increase
	2006	2005	(Decrease)

Total Revenues by Geographic Area:
United States	$20,387	$18,306	$2,081
Taiwan	15,734	11,919	3,815
Europe, Middle East and Africa (EMEA)	9,105	9,239	(134)
Japan	3,244	4,490	(1,246)
Canada	3,091	1,378	1,713
Other	7,742	8,057	(315)

Total	$59,303	$53,389	$5,914

From a geographic perspective, the fiscal year 2006 increase was a result from significant sales increases due to new license agreements with certain existing customers using our memory systems substantially in Taiwan of $3.8 million and in North America of $3.8 million, partially offset by declining volumes in Japan of $1.2 million.

Cost and Expenses

The table below sets forth the changes in cost and expenses from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2006		September 30, 2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Cost and expenses:
Cost of revenues	$14,803	25.0%	$13,035	24.4%	$1,768	13.6%
Research and development	21,407	36.1%	19,841	37.2%	1,566	7.9%
Sales and marketing	16,858	28.4%	15,608	29.2%	1,250	8.0%
General and administrative	10,319	17.4%	9,083	17.0%	1,236	13.6%

Total cost and expenses	$63,387	106.9%	$57,567	107.8%	$5,820	10.1%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues in fiscal year 2006 totaled $14.8 million, representing an increase of $1.8 million or 13.6% compared to $13.0 million in fiscal year 2005. The increase from fiscal year 2005 to fiscal year 2006 was primarily attributable to $1.0 million of stock-based compensation expense related to the adoption of SFAS 123R and $0.4 million related to previously deferred contract expenses associated with custom projects. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based the impact on SFAS 123R and the level of license revenues.

Research and Development

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expense for the year ended September 30, 2006 was $21.4 million, representing an increase of $1.6 million or 7.9%, from $19.8 million for the year ended September 30, 2005. Research and development expense as a percentage of total revenue for the year ended September 30, 2006 decreased to 36.1% from 37.2% for the same period in fiscal year 2005. The increase in research and development expense from fiscal year 2005 to fiscal year 2006 was primarily due to $1.6 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $0.6 million in software license and maintenance fees, partially offset by decreases of $0.3 million in depreciation and $0.3 million of bonus expenses.

Sales and Marketing

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the year ended September 30, 2006 was $16.9 million, representing an increase of $1.3 million or 8.0% over $15.6 million for the same period in fiscal year 2005. For the year ended September 30, 2006, sales and marketing expense as a percentage of revenue was 28.4%, compared to 29.2% for the same period in fiscal year 2005. The increase in sales and marketing expense in fiscal year 2006 was primarily due to $1.7 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $1.0 million in personnel related expenses mainly in commissions for internal sales reps, partially offset by decreases in marketing programs of $0.8 million related to tradeshow and advertising expenses and travel expenses of $0.3 million due to cost reduction. In addition, the increase was partially offset by stock-based compensation expense under APB Opinion No. 25 of $0.3 million in fiscal year 2005 related to the accelerated vesting of certain stock options.

General and Administrative

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the year ended September 30, 2006 was $10.3 million, representing an increase of $1.2 million or 13.6% over $9.1 million for the year ended September 30, 2005. General and administrative expense as a percentage of total revenue was 17.4% for the year ended September 30, 2006, compared to 17.0% for the same period in fiscal year 2005. The increase in general and administrative expense from fiscal year 2005 to fiscal year 2006 was primarily due to $2.4 million expense in stock-based compensation related to the adoption of SFAS 123R and an increase of $0.3 million of personnel related expenses due to increase in headcount, partially offset by decreases in bad debt expenses of $1.1 million primarily related to the collection of previously reserved accounts receivable and professional fees of $0.4 million primarily related to accounting fees and insurance.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2006		September 30, 2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Interest income and other income (expenses), net:
Interest income	$3,055	5.1%	$1,740	3.3%	$1,315	75.6%
Other income (expenses), net	270	0.5%	(37)	(0.1)%	307	829.7%

Total interest income and other income (expenses), net	$3,325	5.6%	$1,703	3.2%	$1,622	95.2%

Interest Income

Interest income was $3.1 million and $1.7 million for the years ended September 30, 2006 and 2005, respectively. Interest income increased from fiscal year 2005 to fiscal year 2006 due to increased average balances of our investment holdings and higher interest rate received on our portfolio of marketable securities.

Other Income (Expenses), net

Other income (expenses), net resulted in a net other income of $270,000 in the year ended September 30, 2006 and net other expense of $37,000 for the year ended September 30, 2005. The net other income in fiscal year 2006 and net other expense in fiscal year 2005 were primarily due to foreign exchange gain (loss) on foreign currencies.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2006		September 30, 2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Income tax provision (benefit)	$120	0.2%	$(2,160)	(4.0)%	$2,280	105.6%

For fiscal year 2006, we recorded a tax provision of $0.1 million on a pre-tax loss of $0.8 million, yielding an effective tax rate of (16%). For fiscal year 2005, we recorded a tax benefit of $2.2 million on a pre-tax loss of $2.5 million, yielding an effective benefit tax rate of 87%. The fiscal year 2005 effective tax rate differs from the United States statutory tax rate primarily due to benefits related to current year research credits, recovery of tax deductions related to stock-based compensation and other immaterial items. The change in the effective tax rate from fiscal year 2005 to fiscal year 2006 was primarily due to the change in the Company’s pre-tax position, research credits, stock-based compensation related to the non-deductibility of incentive stock options and recovery of tax deductions for stock-based compensation.

Additionally, the Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.5 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2003 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

In fiscal year 2005, we made a deposit in local currency equivalent to approximately $260,000 U.S. dollars with the Indian Tax Authorities, as required.

The ultimate outcome of the tax assessment cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations that could have an adverse effect on our consolidated statements of operations.

Comparison of the Years Ended September 30, 2005 and 2004

Revenues

The table below sets forth the changes in revenues from fiscal year 2004 to fiscal year 2005 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2005		September 30, 2004
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Revenues:
License	$42,425	79.5%	$44,775	84.5%	$(2,350)	(5.2)%
Royalties	10,964	20.5%	8,228	15.5%	2,736	33.3%

Total revenues	$53,389	100.0%	$53,003	100.0%	$386	0.7%

Revenues increased $0.4 million or 0.7% in fiscal year 2005 from fiscal year 2004. The fiscal year 2005 increase in revenue was the result of increases in royalty revenue of $2.7 million partially offset by a decline in license revenue of $2.3 million.

The following table lists the percentage of license revenues by process node for the years ended September 30, 2005 and 2004.

	Year Ended September 30,
	2005	2004

Total License Revenues by Process Node:
65-nanometer technology	6%	0%
90-nanometer technology	36	32
0.13 micron technology	40	47
0.18 micron technology	12	16
Other	6	5

License revenue for the year ended September 30, 2005 was $42.4 million, representing a decrease of $2.3 million or 5.2% as compared to $44.7 million for the year ended September 30, 2004. From a product perspective, 65-nanometer technology license revenue grew $2.3 million, while 90-nanometer technology contributed sales of 36% of total in fiscal year 2005 up from 32% in fiscal year 2004. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers. During fiscal year 2005, the percent of our license revenues derived from 0.13 micron technology decreased from 47% for fiscal year 2004 to 40% for fiscal year 2005, a drop of $4.1 million from fiscal year 2004. The decrease in license revenues was primarily due to what we believe are fewer project design starts by fabless semiconductor customers on the 0.13 micron technology.

Royalties increased $2.7 million or 33.3% from fiscal year 2004 to fiscal year 2005. The fiscal year 2005 increase was supported by customers using our memory based product family.

For the years ended September 30, 2005 and 2004, total revenues by geographic area are as follows:

	Year Ended September 30,		Increase
	2005	2004	(Decrease)

Total Revenues By Geographic Area:
United States	$18,306	$17,472	$834
Taiwan	11,919	6,996	4,923
Europe, Middle East and Africa (EMEA)	9,239	12,545	(3,306)
Japan	4,490	5,707	(1,217)
Canada	1,378	2,441	(1,063)
Other	8,057	7,842	215

Total	$53,389	$53,003	$386

From a geographic perspective, the fiscal year 2005 increase resulted primarily from significant sales increases in Taiwan of $4.9 million, the United States of $0.8 million and other geographic segments of $0.2 million, partially offset by declining volumes in Europe, Middle East and Africa of $3.3 million, Japan of $1.2 million and Canada of $1.0 million.

Cost and Expenses

The table below sets forth the changes in cost and expenses from fiscal year 2004 to fiscal year 2005 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2005		September 30, 2004
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Cost and expenses:
Cost of revenues	$13,035	24.4%	$11,244	21.2%	$1,791	15.9%
Research and development	19,841	37.2%	18,476	34.9%	1,365	7.4%
Sales and marketing	15,608	29.2%	14,652	27.6%	956	6.5%
General and administrative	9,083	17.0%	6,618	12.5%	2,465	37.2%

Total cost and expenses	$57,567	107.8%	$50,990	96.2%	$6,577	12.9%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the year ended September 30, 2005 totaled $13.0 million, representing an increase of $1.8 million or 15.9% over $11.2 million for the year ended September 30, 2004. The increase between fiscal year 2004 and fiscal year 2005 was due to increases of $1.6 million in personnel expenses associated with increased headcount and $0.5 million in third-party contractor expenses, partially offset by a decrease of $0.3 million in hardware and software tools expenses. Cost of revenues included $0 and $29,000 of amortization of stock-based compensation under APB Opinion No. 25 for the years ended September 30, 2005 and 2004, respectively.

Research and Development

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expense for the year ended September 30, 2005 was $19.9 million, an increase of $1.4 million, or 7.4%, from $18.5 million for the year ended September 30, 2004. Research and development expense as a percentage of total revenue for the year ended September 30, 2005 increased to 37.2% from 34.9% for the same period in fiscal year 2005. The increase in research and development expense from fiscal year 2004 to fiscal year 2005 was due to increases in software license and maintenance fees of $1.0 million, contractor expenses of $0.8 million, travel and telecommunications of $0.3 million and personnel expenses of $0.2 million. This increase was partially offset by decreases in bonus expense of $0.5 million and depreciation expense of $0.4 million. Research and development expense included $0 and $48,000 of amortization of stock-based compensation under APB Opinion No. 25 for the years ended September 30, 2005 and 2004, respectively.

Sales and Marketing

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the year ended September 30, 2005 was $15.6 million, representing an increase of $1.0 million or 6.5% over $14.6 million for the same period in fiscal year 2004. Sales and marketing as a percentage of revenues was 29.2% in fiscal year 2005, increase from 27.6% in fiscal year 2004. The increase in sales and marketing expense in fiscal year 2005 compare to fiscal year 2004 was primarily due to $0.3 million of stock-based compensation under APB opinion No. 25 and increases of $0.8 million in personnel expenses due to increased headcount, $0.4 million in marketing communications, advertising and promotion costs, $0.2 million in travel costs associated with increased headcount, $0.1 million in telecommunication costs and $0.1 million in recruiting expenses, partially offset by decreases of $0.5 million in commissions for third party sales reps, $0.1 million in bonuses for internal sales reps and $0.3 million in facilities and IT expenses allocated to marketing and sales. Sales and marketing expense included $339,000 and $37,000 of amortization of stock-based compensation under APB Opinion No. 25 for the years ended September 30, 2005 and 2004, respectively.

General and Administrative

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the year ended September 30, 2005 was $9.1 million, representing an increase of $2.5 million or 37.2% over $6.6 million for the year ended September 30, 2004. General and administrative expense as a percentage of total revenue was 17.0% for the year ended September 30, 2005, compared to 12.5% for the same period in fiscal year 2004. The increase in general and administrative expense between fiscal year 2004 and fiscal year 2005 was primarily due to additional costs of $1.8 million related to Sarbanes-Oxley implementation costs, $0.5 million of increased accounting, audit and outside service fees, the increase in personnel related expense of $0.8 million, an aggregate increase in IT, employee benefits and facilities of $0.5 million and increased legal fees of $0.2 million. These increases were partially offset by the decreases in business insurance, bonuses, depreciation and facilities expense of $1.2 million. General and administrative expense included $0 and $16,000 of amortization of stock-based compensation under APB Opinion No. 25 for the years ended September 30, 2005 and 2004, respectively.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from fiscal year 2004 to fiscal year 2005 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2005		September 30, 2004
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Interest income and other income (expenses), net:
Interest income	$1,740	3.3%	$719	1.3%	$1,021	142.0%
Other income (expenses), net	(37)	(0.1)%	37	0.1%	(74)	(200.0)%

Total interest income and other income (expenses), net	$1,703	3.2%	$756	1.4%	$947	125.3%

Interest Income

Interest income was $1.7 million and $0.7 million for the years ended September 30, 2005 and 2004, respectively. Interest income increased from fiscal year 2004 to fiscal year 2005 due to higher interest rates and increased average balances of our investment holdings.

Other Income (Expenses), net

Other income (expenses), net resulted in a net other expense of $37,000 in the year ended September 30, 2005 and net other income of $37,000 for the year ended September 30, 2004. The net other expense in fiscal year 2005 is primarily due to foreign exchange loss on foreign currencies in the amount of $23,000. The net other income in fiscal year 2004 primarily includes foreign exchange gain on foreign currencies in the amount of $27,000.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from fiscal year 2004 to fiscal year 2005 (in thousands, except percentage data):

	Year Ended		Year Ended
	September 30, 2005		September 30, 2004
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	Year-Over-Year Change

Income tax provision (benefit)	$(2,160)	(4.0)%	$859	1.6%	$(3,019)	(351.5)%

For fiscal year 2005, we recorded a tax benefit of $2.2 million on a pre-tax loss of $2.5 million, yielding an effective benefit tax rate of 87%. For fiscal year 2004, we recorded a provision of $0.9 million on a pre-tax income of $2.8 million, yielding an effective tax rate of 31%. The fiscal year 2005 effective tax rate differs from the United States statutory tax rate primarily due to benefits related to current year research credits, recovery of tax deductions related to stock based compensation programs and other immaterial items. The change in the effective tax rate from fiscal year 2004 to fiscal year 2005 is primarily due to the change in the Company’s pre-tax position, research credits and recovery of tax deductions for stock based compensation programs.

Additionally, the Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.5 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2003 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

In fiscal year 2005, we made a deposit in local currency equivalent to approximately $260,000 U.S. Dollars with the Indian Tax Authorities, as required.

Liquidity and Capital Resources

	September 30,	Change from	September 30,	Change from	September 30,
	2006	2005	2005	2004	2004
	(In thousands, except percentage data)

Cash and cash equivalents	$20,815	$(6,026)	$26,841	$(1,905)	$28,746
Short-term and long-term investments	56,786	15,789	40,997	6,631	34,366

Total cash, cash equivalents and investments	$77,601	$9,763	$67,838	$4,726	$63,112

Percentage of total assets	61.5%		59.3%		57.8%
Cash provided by operating activities	$8,487	$5,992	$2,495	$(1,027)	$3,522
Cash used in investing activities	(16,995)	(6,520)	(10,475)	5,285	(15,760)
Cash provided by financing activities	2,762	(3,288)	6,050	3,996	2,054
Effect of exchange rates on cash	(280)	(305)	25	25	—

Net decrease in cash and cash equivalents	$(6,026)	$(4,121)	$(1,905)	$8,279	$(10,184)

As of September 30, 2006, cash, cash equivalents and investments were $77.6 million compared to $67.8 million as of September 30, 2005, and $63.1 million as of September 30, 2004. We had an increase of $9.8 million in cash, cash equivalents and investments from fiscal year 2005 to fiscal year 2006 and an increase of $4.7 million from fiscal year 2004 to fiscal year 2005. In fiscal years 2006, 2005 and 2004, operations were funded primarily from cash collections of accounts receivable.

Net cash provided by operating activities was $8.5 million, $2.5 million and $3.5 million for fiscal years 2006, 2005 and 2004, respectively. Net cash provided by operating activities was $8.5 million for the year ended September 30, 2006, representing an increase of $6.0 million over net cash provided in operating activities of $2.5 million for the year ended September 30, 2005. The increase in cash provided by operating activities was due to an increase of $3.6 million in non-cash items primarily associated with stock-based compensation expense due to the adoption of SFAS 123R, partially offset by a decrease in provision for (recovery of) doubtful accounts, lower cash generated from tax benefit on employee stock plans and less depreciation and amortization due to more fully depreciated assets during the current fiscal year compared to the same period in prior year. In addition, we had change in operating assets and liabilities that resulted in cash increases of $3.0 million primarily related to increases in income taxes payable, accrued expenses, deferred tax assets and prepaid expenses related to software license contracts partially offset by changes in accounts receivable due to more billings at the end of fiscal year 2006 and in taxes receivable. These increases were partially offset by an increase in net loss of $0.6 million.

Net cash provided by operating activities of $2.5 million for the year ended September 30, 2005, representing a decrease of $1.0 million over net cash provided in operating activities of $3.5 million for the year ended September 30, 2004. The decrease in cash provided by operating activities was primarily due to a decrease in net income of $2.2 million. The decrease was partially offset by an increase of $1.1 million in non-cash items primarily associated with higher tax benefit on employee stock plans, partially offset by depreciation and amortization due to more fully depreciated assets during the current fiscal year compared to the same period in prior year. In addition, we had an increase in operating assets and liabilities of $0.1 million primarily related to increases of accounts receivable and taxes receivable partially offset by decreases in income taxes payable, deferred revenue, accrued expenses and deferred tax assets.

Net cash used in investing activities was $17.0 million, $10.5 million and $15.8 million for fiscal years 2006, 2005 and 2004, respectively. The increase of $6.5 million in net cash used in investing activities in fiscal year 2006 from fiscal year 2005 was primarily due to lower proceeds from the maturity of investments reinvested. The decrease of $5.3 million in net cash used in investing activities in fiscal year 2005 from fiscal year 2004 was due to higher proceeds from the maturity of investments, partially offset by higher purchases of investments related to short-term treasury investing activities.

Net cash provided by financing activities was $2.8 million, $6.1 million and $2.1 million for fiscal years 2006, 2005 and 2004, respectively. Net cash provided by financing activities in fiscal 2006, fiscal 2005 and fiscal 2004 reflects proceeds from the issuance of common stock of $2.8 million, $6.1 million and $2.1 million, respectively, associated with our employee stock options and employee stock purchase plans during the respective periods. The decrease in fiscal year 2006 was due to lower employee stock purchase plan purchases during the year.

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

The following table summarizes our contractual obligations (in thousands):

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$2,717	$948	$1,261	$508	$—
Purchase obligations(1)	12,509	4,390	6,462	1,657	—

Total operating lease and purchase obligations	$15,226	$5,338	$7,723	$2,165	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

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

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2006	2006	2006	2005	2005	2005	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$15,036	$15,346	$15,196	$13,725	$12,792	$11,954	$12,784	$15,859
Cost and expenses:
Cost of revenues	3,437	4,151	3,500	3,715	3,523	3,373	3,102	3,037
Research and development	4,978	5,473	5,328	5,628	4,613	5,366	5,089	4,773
Sales and marketing	4,272	4,027	4,299	4,260	3,492	3,794	4,509	3,813
General and administrative	2,704	2,150	2,709	2,756	2,805	2,235	2,109	1,934

Total cost and expenses	15,391	15,801	15,836	16,359	14,433	14,768	14,809	13,557

Operating income (loss)	(355)	(455)	(640)	(2,634)	(1,641)	(2,814)	(2,025)	2,302
Interest income	988	776	668	623	539	456	425	320
Other income (expenses), net	129	148	(3)	(4)	(7)	(23)	19	(26)

Income (loss) before taxes	762	469	25	(2,015)	(1,109)	(2,381)	(1,581)	2,596
Income tax provision (benefit)	(15)	2,059	(151)	(1,773)	(1,341)	(1,083)	(593)	857

Net income (loss)	$777	$(1,590)	$176	$(242)	$232	$(1,298)	$(988)	$1,739

Basic net income (loss) per share	$0.03	$(0.07)	$0.01	$(0.01)	$0.01	$(0.06)	$(0.04)	$0.08

Diluted net income (loss) per share	$0.03	$(0.07)	$0.01	$(0.01)	$0.01	$(0.06)	$(0.04)	$0.08

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	22.9	27.0	23.0	27.1	27.5	28.2	24.2	19.2
Research and development	33.1	35.7	35.1	41.0	36.1	44.9	39.8	30.1
Sales and marketing	28.4	26.3	28.3	31.0	27.3	31.7	35.3	24.0
General and administrative	18.0	14.0	17.8	20.1	21.9	18.7	16.5	12.2

Total cost and expenses	102.4	103.0	104.2	119.2	112.8	123.5	115.8	85.5

Operating income (loss)	(2.4)	(3.0)	(4.2)	(19.2)	(12.8)	(23.5)	(15.8)	14.5
Interest income	6.6	5.0	4.4	4.5	4.2	3.8	3.3	2.0
Other income (expenses), net	0.9	1.0	(0.0)	(0.0)	(0.1)	(0.2)	0.2	(0.1)

Income (loss) before taxes	5.1	3.0	0.2	(14.7)	(8.7)	(19.9)	(12.3)	16.4
Income tax provision (benefit)	(0.1)	13.4	(1.0)	(12.9)	(10.5)	(9.0)	(4.7)	5.4

Net income (loss)	5.2%	(10.4)%	1.2%	(1.8)%	1.8%	(10.9)%	(7.6)%	11.0%

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities and commercial paper. Due to the short duration of our investments, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investments. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

The table below presents the carrying values and related weighted average interest rates for our cash, cash equivalents and investments. The carrying values approximate fair values as of September 30, 2006 and 2005. As of September 30, 2006, investments consisted of $49.3 million with a maturity date of less than one year and $7.5 million with a maturity date of greater than one year.

		Annualized		Annualized
	Carrying	Rate of	Carrying	Rate of
	Value at	Return at	Value at	Return at
	September 30,	September 30,	September 30,	September 30,
Cash, Cash Equivalents and Investments:	2006	2006	2005	2005
	(In thousands)	(Annualized)	(In thousands)	(Annualized)

Cash and cash equivalents — fixed rate	$18,166	3.7%	$9,148	3.3%
Money market fund — variable rate	2,649	5.2%	17,693	2.8%

Total cash and cash equivalents	20,815		26,841
Investments — fixed rate	56,786	5.0%	40,997	3.3%

Total cash, cash equivalents and investments	$77,601		$67,838

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 7 “Selected Consolidated Financial Data.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 21, 2006, the Audit Committee of the Company’s Board of Directors approved the decision to dismiss PricewaterhouseCoopers LLP as its independent registered public accounting firm.

The reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company for the years ended September 30, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The report of PricewaterhouseCoopers LLP on the Company’s effectiveness of its internal control over financial reporting as of September 30, 2005 contained an adverse opinion as a result of certain previously reported material weaknesses.

During the two most recent fiscal years ended September 30, 2005 and 2004 and the subsequent interim period preceding August 21, 2006, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report on the consolidated financial statements of the Company.

No “reportable events”, as such term is defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the two most recent fiscal years ended September 30, 2005 and 2004 and the subsequent interim period preceding August 21, 2006, except for the existence of certain previously reported material weaknesses in the Company’s internal control over financial reporting that the Company failed to maintain effective internal controls over the calculation and recording of foreign exchange translation, the presentation and disclosure of income taxes, and the presentation and disclosure of investments.

On August 23, 2006, the Audit Committee of the Company’s Board of Directors engaged Burr, Pilger & Mayer LLP (the “New Auditor”), as its new independent registered public accounting firm for the year ending September 30, 2006. During the two most recent fiscal years ended September 30, 2005 and 2004 and the subsequent interim period preceding the appointment of the New Auditor, neither the Company (nor someone on its behalf) has consulted the New Auditor regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a “reportable event”.

Item 9A.	Controls and Procedures

We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures and to confirm that any necessary corrective action, including procedure improvements, was documented. Based on our evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that, as of September 30, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Burr, Pilger & Mayer LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will detect all errors and all frauds. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended September 30, 2005, our management had identified three material weaknesses in our internal control over financial reporting. Specifically, we had material weaknesses in the calculation and recording of foreign currency translation, the presentation and disclosure of income taxes and the presentation and disclosure of investments. We have implemented procedures and processes to remediate such weaknesses, including the following:

(1) Foreign currency translations — The Company’s remediation measures included the enhancement of standardized control procedures and approval of all transactions related to foreign currency translations.

(2) Income taxes — The Company’s remediation measures included the continued use of outside consultants from one of the reputable audit and tax firms, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis and calculation of its income tax provision including income taxes payable and deferred income taxes. Furthermore, the Company developed a comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

(3) Statement of cash flows — The Company’s remediation measures included the expansion of standardized control procedure on a quarterly basis related to the preparation and review of the statements of cash flows, and implementation of an analysis and approval of all investment transactions.

As of September 30, 2006, the Company had remediated all of its material weaknesses.

Item 9B.	Other Information

Chairman’s Compensation.  At the request of the Executive Chairman of Company’s Board of Directors, J. Daniel McCranie, on November 20, 2006, the Company’s Board of Directors modified Mr. McCranie’s compensation arrangement that was previously reported on a Form 8-K filed with the Securities and Exchange Commission on March 26, 2006. Mr. McCranie agreed to forego the cash compensation for four months of services as Executive Chairman for the period of December 1, 2006 through March 31, 2007, in the aggregate amount of $100,000 and the entire potential cash bonus in the amount of $150,000. These actions were taken at Mr. McCranie’s request in response to an overall effort by the Company to reduce expenses.

Fiscal Year 2007 Profit Sharing Bonus Plan.  On November 20, 2006, the Compensation Committee of the Board of Directors adopted the Fiscal Year 2007 Profit Sharing Bonus Plan (the “Plan”) for fiscal year beginning October 1, 2006 through September 30, 2007. The Plan is intended to: (i) enhance shareholder value by promoting strong linkages between employee contributions and company performance; (ii) support achievement of the business objectives of the Company and its subsidiaries; and (iii) promote retention of employees. Profit sharing bonuses under the Plan will be paid based on achievement of operating income targets and target bonus payments established for each participant based on the individual’s grade level and base salary. Target bonus payments under the Plan for executive officers range from 25-50% of the executive’s base salary. The aggregate amount of the bonuses paid under the Plan will not exceed 10% of the pre-bonus operating income of the Company.

The foregoing summary is qualified in its entirety by reference to the Fiscal Year 2007 Profit Sharing Bonus Plan, a copy is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
of Virage Logic Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Virage Logic Corporation (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Virage Logic Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Virage Logic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Virage Logic Corporation as of September 30, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related financial statement schedule, as of and for the year ended September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  Burr, Pilger & Mayer LLP

Palo Alto, California
December 14, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the information in the section entitled “Company’s Board of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

The information required by this item concerning our executive officers and family relationships is incorporated by reference to the section in Part I of this Annual Report on Form 10-K entitled “Executive Officers of the Registrant.”

The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Security Ownership by Certain Beneficial Holders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

The Company’s Code of Ethics was filed as exhibit 14.1 to last year’s Annual Report. Our Code of Ethics is also publicly available on the investor relations page of our website at www.viragelogic.com. The information required by this item concerning the Company’s Code of Ethics is incorporated by reference to the section entitled “Code of Ethics” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from reporting persons, we believe that, during fiscal year 2006, the following filings required to be made by our reporting persons in accordance with requirements of the Securities Exchange Act of 1934, as amended, were filed late:

	Number of	Transactions That were not
Name of Reporting Person	Late Reports	Reported on a Timely Basis

Christine Russell	2	Initial statement of beneficial Ownership of securities; Option grant
James J. Ensell	1	Option grant
J. Daniel McCranie	1	Option grant

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership By Certain Beneficial Holders” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Item 13.	Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Fees of Accountants” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

(b) Index to Financial Statement Schedules:

(1) Schedule II Valuation and Qualifying Accounts	79

Schedules, other than those listed above, have been omitted since they are not required, or the information is included elsewhere herein.

(c) Exhibits:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(10)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(2)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(1)#
10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.11	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(15)*
10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*

Exhibit
Number	Description of Document

10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)
10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)
10.18	Notices of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*
10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*
10.20	Virage Logic Corporation 2005 Bonus Plan(12)*
10.21	Agreement and Release dated February 24, 2005(13)*
10.22	Virage Logic Corporation 2006 Bonus Plan(16)*
10.23	Letter Agreement regarding Salary Reduction with Adam Kablanian, dated November 21, 2005(16)*
10.24	Letter Agreement regarding Salary Reduction with Alex Shubat, dated November 21, 2005(16)*
10.25	Letter Agreement regarding Cash Bonus with James J. Ensell, dated December 19, 2005(16)*
10.26	Virage Logic Corporation 2007 Profit Sharing Bonus Plan*
14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)(14)
21.1	Subsidiaries of Registrant(16)
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).

(2)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(14)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2004.

(15)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.

(16)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2005.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Virage Logic Corporation

We have audited the accompanying consolidated balance sheet of Virage Logic Corporation and its subsidiaries as of September 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(b) (1), as of and for the year ended September 30, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended September 30, 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  Burr, Pilger & Mayer LLP

Palo Alto, California
December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Virage Logic Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended September 30, 2005 (appearing on pages 54 through 57 of Virage Logic Corporation’s 2006 Annual Report on Form 10-K) present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries at September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2005 listed in the index appearing under Item 15 (b) (1), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
December 14, 2006

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,815	$26,841
Short-term investments	49,253	34,410
Accounts receivable, net	15,935	14,201
Costs in excess of related revenue on uncompleted contracts	656	896
Prepaid expenses and other	3,369	4,517
Taxes receivable	1,711	493

Total current assets	91,739	81,358
Property, plant and equipment, net	4,842	5,093
Goodwill	9,782	9,782
Other intangible assets, net	1,990	2,375
Deferred tax assets	10,089	8,604
Long-term investments	7,533	6,587
Other long-term assets	300	695

Total assets	$126,275	$114,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446	$770
Accrued expenses	4,797	3,623
Deferred revenues	8,896	8,440
Income tax payable	2,626	1,441

Total current liabilities	16,765	14,274
Deferred tax liability	692	852

Total liabilities	17,457	15,126

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares — 150,000,000 as of September 30, 2006 and 2005; Issued and outstanding shares — 23,027,662 and 22,547,504 as of September 30, 2006 and 2005, respectively	23	23
Additional paid-in capital	130,620	120,548
Accumulated other comprehensive income, net	309	52
Accumulated deficit	(22,134)	(21,255)

Total stockholders’ equity	108,818	99,368

Total liabilities and stockholders’ equity	$126,275	$114,494

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
License	$43,214	$42,425	$44,775
Royalties	16,089	10,964	8,228

Revenues	59,303	53,389	53,003

Cost and expenses:
Cost of revenues	14,803	13,035	11,244
Research and development	21,407	19,841	18,476
Sales and marketing	16,858	15,608	14,652
General and administrative	10,319	9,083	6,618

Total cost and expenses	63,387	57,567	50,990

Operating income (loss)	(4,084)	(4,178)	2,013
Interest income	3,055	1,740	719
Other income (expenses), net	270	(37)	37

Income (loss) before taxes	(759)	(2,475)	2,769
Income tax provision (benefit)	120	(2,160)	859

Net income (loss)	$(879)	$(315)	$1,910

Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$0.09

Shares used in computing basic net income (loss) per share	22,812	22,187	21,391

Shares used in computing diluted net income (loss) per share	22,812	22,187	22,139

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
	(In thousands, except share data)

Balance as of September 30, 2003	21,200,159	$21	$110,330	$(130)	$2	$(22,850)	$87,373
Common stock issued under stock option plan and stock purchase plan, net of repurchases	380,278	1	2,052	—	—	—	2,053
Amortization of stock-based compensation	—	—	—	130	—	—	130
Tax benefit from employee stock option plan	—	—	75	—	—	—	75
Unrealized gain (loss) on investments, net	—	—	—	—	(30)	—	(30)
Net income	—	—	—	—	—	1,910	1,910

Balance as of September 30, 2004	21,580,437	22	112,457	—	(28)	(20,940)	91,511
Common stock issued under stock option plan and stock purchase plan, net of repurchases	967,067	1	6,049	—	—	—	6,050
Amortization of stock-based compensation	—	—	339	—	—	—	339
Tax benefit from employee stock option plan	—	—	1,703	—		—	1,703
Cumulative foreign exchange translation adjustment	—	—		—	255	—	255
Unrealized gain (loss) on investments, net	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	(315)	(315)

Balance as of September 30, 2005	22,547,504	23	120,548	—	52	(21,255)	99,368
Common stock issued under stock option plan and stock purchase plan, net of repurchases	480,158	—	2,762	—	—	—	2,762
Stock-based compensation	—	—	6,770	—	—	—	6,770
Tax benefit from employee stock option plan	—	—	540	—		—	540
Cumulative foreign exchange translation adjustment, net of tax	—	—		—	87	—	87
Unrealized gain (loss) on investments, net, net of tax	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(879)	(879)

Balance as of September 30, 2006	23,027,662	$23	$130,620	$—	$309	$(22,134)	$108,818

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Operating activities
Net income (loss)	$(879)	$(315)	$1,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	(724)	417	366
Depreciation and amortization	1,958	2,445	3,204
Amortization of intangible assets	386	387	386
Tax benefit on employee stock plans	540	1,703	75
Stock-based compensation	6,715	339	130
Loss on disposal of fixed assets	7	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	3,138	(7,623)
Costs in excess of revenue on uncompleted contracts	295	(226)	(51)
Prepaid expenses and other	1,179	(487)	(259)
Taxes receivable	(1,218)	809	(1,302)
Deferred tax assets	(1,484)	(3,379)	(2,284)
Other long term assets	398	(285)	(18)
Accounts payable	(323)	264	(301)
Accrued expenses	1,173	(896)	1,248
Deferred revenues	456	892	4,935
Income tax payable	1,179	(2,128)	3,260
Deferred tax liability	(160)	(183)	(154)

Net cash provided by operating activities	8,487	2,495	3,522
Investing activities
Purchase of property, plant and equipment	(1,376)	(3,169)	(1,044)
Purchase of investments	(52,880)	(51,609)	(34,716)
Proceeds from maturity of investments	37,258	44,803	20,500
Proceeds from sale of property, plant and equipment	3	—	—
Payment of merger-related obligation	—	(500)	(500)

Net cash used in investing activities	(16,995)	(10,475)	(15,760)
Financing activities
Net proceeds from issuance of stock	2,762	6,050	2,054

Net cash provided by financing activities	2,762	6,050	2,054

Effect of exchange rates on cash	(280)	25	—

Net decrease in cash and cash equivalents	(6,026)	(1,905)	(10,184)

Cash and cash equivalents at beginning of year	26,841	28,746	38,930

Cash and cash equivalents at end of year	$20,815	$26,841	$28,746

Supplemental disclosures of cash flow information
Cash received (paid) for income taxes	$(510)	$(34)	$9

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Description of Business

Virage Logic Corporation, or the Company, was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (semiconductor IP) platforms based on memory, logic and I/Os (input/output interface components). These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Virage Logic and its wholly-owned subsidiaries conducting business in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the consolidated statements of operations. The net transaction gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service hours required to complete the development or service or on the value of contract milestones completed. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on any projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

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

Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled accounts receivable. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled accounts receivable in any given period. All of the criteria under SOP 97-2 or SOP 81-1, as applicable, have been met, prior to the recognition of any revenue that would create an unbilled accounts receivable balance.

Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or if the prepaid royalty is non-refundable.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, investments, accounts receivable and accounts payable are recorded at cost, which approximates their fair value because of the short-term maturity of these instruments.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of September 30, 2006 and 2005 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of September 30, 2006 and 2005, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $7.5 million and $6.6 million with maturity dates greater than one year for the fiscal years ended September 30, 2006 and 2005, respectively.

The available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the realizable value of its investments in marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as the length of time and extent to which fair value has been less than the cost basis, the market outlook in general and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If an other-than-temporary impairment of the investments is deemed to exist, the carrying value of the investment would be written down to its estimated fair value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the useful lives of the assets, generally three years, or the shorter of the lease term or the estimated useful lives of the assets, if applicable. The office building in the Republic of Armenia (Armenia) is being depreciated over a life of twenty years.

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain external and internal costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $0.1 million and $1.5 million during the years ended September 30, 2006 and 2005, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As of September 30, 2006, the Company had an indefinite lived intangible asset balance of $0.2 million related to the acquisition of Mentor Graphics Corporation on December 1, 1999 and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. In accordance with SFAS 142, the Company did not amortize goodwill related to the In-Chip acquisition.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates goodwill and intangible assets deemed to have indefinite lives in accordance with SFAS 142. The Company assesses these assets for impairment on an annual basis. On adoption of SFAS 142, the Company determined its operations represent a single reporting unit. To assess goodwill for impairment, the Company performs the following procedures:

Step 1:  The Company will compare the fair value of its reporting unit(s) to the carrying value, including goodwill of each of those unit(s). The fair value will consider the Company’s market capitalization during the reporting period. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step two as described below.

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

As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis in September or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge or amortization of goodwill was recorded during the years ended September 30, 2006 and 2005.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144). Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. As of September 30, 2006 the Company had an intangible value of $1.8 million related to technology acquired through the acquisition of In-Chip Systems, Inc.

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the unaudited condensed consolidated statements of operations from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. As of September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.9 million and will be amortized over the average period of 1.6 years.

Prior to October 1, 2005, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. For the year ended September 30, 2005 the Company did not have any options that were granted below fair value as of the measurement date. Accordingly, the Company was not required to recognize compensation cost for stock options issued to the Company’s employees or shares issued under the employee stock purchase plan.

The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” (EITF 96-18). We record the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. We charge the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expenses recorded for stock options granted to non-employees in the years ended September 30, 2006, 2005 and 2004.

For the fiscal years ended September 30, 2005 and 2004, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the following proforma amounts (in thousands, except per share data):

	Years Ended September 30,
	2005	2004

Net income (loss) — as reported	$(315)	$1,910
Add: Employee stock-based compensation expense included in reported net income (loss), net of tax	207	86
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,455)	(6,251)

Proforma net loss	$(4,563)	$(4,255)

Net income (loss) per share — as reported Basic and diluted	$(0.01)	$0.09
Net income (loss) per share — Proforma Basic and diluted	$(0.21)	$(0.19)
Weighted average shares used in computing net income (loss)
Basic	22,187	21,391
Diluted	22,187	22,139

Upon adoption of SFAS 123R, for options vested in fiscal year 2006, we recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating activities as previously required under Emerging Issues Task Force (EITF) issue No. 00-15, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”

The estimated stock-based compensation expense related to the Company’s stock-based awards for the fiscal year ended September 30, 2006 was as follows (in thousands, except per share data):

Year Ended
September 30,
2006

Cost of revenues	$1,041
Research and development	1,633
Sales and marketing	1,673
General and administrative	2,368

Stock-based compensation expense	6,715
Related income tax benefits	(1,443)

Stock-based compensation expense, net of tax benefits	$5,272

Net stock-based compensation expense, per common share:
Basic	$0.23

Diluted	$0.23

As of September 30, 2006, we capitalized approximately $55,000 of stock-based compensation expense related to our custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options:

	Year Ended September 30,
	2006	2005	2004

Volatility	69%	61%	79%
Risk-free interest rate	4.63%	3.61%	2.83%
Dividend yield	0%	0%	0%
Expected life (years)	4.3	3.6	3-4

The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the fiscal years ended September 30, 2006, 2005 and 2004 were $5.22, $5.11 and $7.57 per share, respectively.

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

Customer Concentrations

In fiscal years 2006 and 2005, one customer accounted for 10% or more of total revenues. In fiscal year 2004, no individual customer accounted for 10% or more of total revenues.

Advertising Expense

The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $566,000, $1,258,000, and $793,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Research and Development

In accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, costs incurred after the establishment of technological feasibility have not been significant and, therefore, have been expensed. Research and development costs are charged to operations as incurred.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (SFAS 128). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

Net income (loss)	$(879)	$(315)	$1,910

Weighted average shares of common stock outstanding	22,812	22,187	21,417
Less weighted average shares subject to repurchase	—	—	(26)

Shares used in computing basic net income (loss) per share	22,812	22,187	21,391

Items net of treasury stock buyback:
Employee stock options	—	—	748

Shares used in computing diluted net income per share	22,812	22,187	22,139

Net income (loss) per share:
Basic and diluted	$(0.04)	$(0.01)	$0.09

The Company has excluded all outstanding options from the calculation of diluted net loss per share because these securities are anti-dilutive for the years ended September 30, 2006 and 2005. Options to purchase approximately 5.6 million, 5.7 million and 5.3 million shares of common stock have been excluded for the years ended September 30, 2006, 2005, and 2004, respectively, as they are anti-dilutive. There were no shares subject to repurchase as of September 30, 2006, 2005 and 2004.

Comprehensive Income (Loss)

In June 1997, the FASB released SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). SFAS 130 established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments, and is presented in the statements of stockholders’ equity.

Total comprehensive income (loss) is as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Net income (loss)	$(879)	$(315)	$1,910
Foreign currency translation adjustment, net of tax	87	157	—
Change in net unrealized gain (loss) on investment, net of tax	170	(105)	(28)

Total comprehensive income (loss), net of tax	$(622)	$(263)	$1,882

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic and I/Os.

Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” FSP FAS 123(R)-2 provides guidance on the application of grant date as defined in Statement of Financial Accounting Standards (SFAS) No.  123(R). The FASB addresses the notion of “mutual understanding,” specifically that a mutual understanding shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if, the award is a unilateral grant and therefore the recipient does not have the ability to negotiate the terms and conditions of the award with the employer and, the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period for the date of approval. The Company applied FSP FAS 123(R)-2 in conjunction with the adoption of SFAS No. 123(R) on October 1, 2005.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (APIC) pool. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We have elected the “short-cut” method to establish its APIC pool required under FAS 123(R) for fiscal year ended September 30, 2006.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 did not have a material impact on our results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. We currently do not believe that SAB 108 will have a material impact on our consolidated financial statements.

Note 2.	Business Segment Information

The Company operates in one industry segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os, and the sale of the individual platform components and has one reportable segment.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic area are based on the region the customers are located. They are as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Total Revenues by Geographic Area:
United States	$20,387	$18,306	$17,472
Taiwan	15,734	11,919	6,996
Europe, Middle East, and Africa (EMEA)	9,105	9,239	12,545
Japan	3,244	4,490	5,707
Canada	3,091	1,378	2,442
Other Asia	7,742	8,057	7,841

Total	$59,303	$53,389	$53,003

Percentage of license revenues by process node are as follows:

	Year Ended September 30,
	2006	2005	2004

Total License Revenues by Process Node:
65-nanometer technology	10%	6%	0%
90-nanometer technology	43	36	32
0.13 micron technology	33	40	47
0.18 micron technology	12	12	16
Other	2	6	5

Long-lived assets are primarily located in the United States, with the exception of the building in Armenia. The building is reported at a net book value of approximately $2.2 million.

The Company has only one product line, therefore disclosure by product groupings is not applicable.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Components

Investments, classified as available-for-sale securities, included the following (in thousands):

	September 30, 2006			September 30, 2005
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value	Cost	Gain (Loss)	Value

Investments:
Government and federal agency bonds	$27,246	$(39)	$27,207	$26,407	$(120)	$26,287
Commercial paper	19,407	(27)	19,380	8,145	(22)	8,123
Corporate bonds	2,450	(3)	2,447	—	—	—
Certificates of deposits	219	—	219	—	—	—

Short-term investments	49,322	(69)	49,253	34,552	(142)	34,410

Long-term government and federal agency bonds	7,512	21	7,533	6,649	(62)	6,587

Long-term investments	$7,512	$21	$7,533	$6,649	$(62)	$6,587

Total investments	$56,834	$(48)	$56,786	$41,201	$(204)	$40,997

Investments, classified as available-for-sale securities, reported as:

	September 30,
	2006	2005
	(In thousands)

Short-term investments	$49,253	$34,410
Long-term investments	7,533	6,587

Total	$56,786	$40,997

The contractual maturities of Investments are as follows (in thousands):

	September 30, 2006		September 30, 2005
		Fair		Fair
	Amortized Cost	Value	Amortized Cost	Value

Due within one year	$49,322	$49,253	$34,552	$34,410
Due after one year through five years	7,512	7,533	6,649	6,587

Total	$56,834	$56,786	$41,201	$40,997

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government and federal agency bonds	$12,683	$17	$6,624	$26	$19,307	$43
Commercial paper	19,380	27	—	—	19,380	27
Corporate bonds	1,460	4	—	—	1,460	4

Total	$33,523	$48	$6,624	$26	$40,147	$74

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value is realizable. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.

Accounts receivable are as follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Accounts receivable, net:
Accounts receivable	$16,230	$15,356
Allowance for doubtful accounts	(295)	(1,155)

Total	$15,935	$14,201

Write offs of $138,000 were recorded in the year ended September 30, 2006. No write-offs we recorded against the allowance for doubtful accounts in the year ended September 30, 2005. Write-offs of $366,000 were recorded in the year ended September 30, 2004.

Property, plant and equipment are as follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Property, plant and equipment, net:
Building in Armenia	$2,700	$2,304
Furniture and fixtures	1,022	1,077
Computers and equipment	9,224	7,902
Software	10,508	10,496
Leasehold improvements	1,102	1,100

	24,556	22,879
Less accumulated depreciation and amortization	(19,714)	(17,786)

Total	$4,842	$5,093

Depreciation and amortization expense related to property, plant and equipment totaled $2.0 million, $2.4 million and $3.2 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Intangible assets are as follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Intangible assets, net:
Intangible assets	$4,149	$4,149
Accumulated amortization	(2,159)	(1,774)

Total(*)	$1,990	$2,375

*	Intangible assets include approximately $162,000 related to assembled workforce and customer lists which are no longer amortized in accordance with SFAS 142.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expenses of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense

2007	$362
2008	314
2009	314
2010	314
2011	314
Thereafter	210

Total	$1,828

Accrued expenses are as follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Accrued expenses:
Accrued payroll and related expenses	$3,087	$1,888
Other accruals	1,710	1,735

Total	$4,797	$3,623

The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,
	2006	2005
	(In thousands)

Accumulated other comprehensive income:
Unrealized gain (loss) on investments	$(33)	$(203)
Cumulative translation adjustment	342	255

Total	$309	$52

Note 4.	Commitments and Contingencies

Except for the Armenia building, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $2.1 million, $2.1 million and $2.3 million for the years ended September 30, 2006, 2005 and 2004, respectively.

The following table summarizes our contractual obligations (dollars in thousands):

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$2,717	$948	$1,261	$508	$—
Purchase obligations(1)	12,509	4,390	6,462	1,657	—

Total operating lease and purchase obligations	$15,226	$5,338	$7,723	$2,165	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate future minimum lease payments under operating leases as of September 30, 2006 are as follows (in thousands):

Operating
Leases

2007	$948
2008	646
2009	615
2010	468
2011	40
Thereafter	—

Total minimum lease payments	$2,717

The Company had no future capital lease obligations as of September 30, 2006.

Indemnifications.  The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2006.

The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45. Currently, we have no liabilities recorded for these agreements as of September 30, 2006.

Warranties.  The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 5.	Stockholders’ Equity

Common Stock

As of September 30, 2006, common stock was reserved for issuance as follows:

Equity Incentive Plans	7,238,123
Employee Stock Purchase Plans	75,911

Total	7,314,034

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Incentive Plans

In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable within the times or upon the events determined by the Board of Directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the Company at the original exercise price until the underlying options have vested. As of September 30, 2006, there were no shares issued and outstanding under the plans that were subject to repurchase.

Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 1997 Plan and the 2002 Plan. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2006, no such shares have been granted.

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares	Number of	Weighted
	Available For	Options	Average
	Grant	Outstanding	Exercise Price

Balance as of September 30, 2003	1,057,532	5,507,916	$10.16
Additional options authorized	1,050,000	—	—
Options granted	(1,338,750)	1,338,750	$9.25
Options exercised	—	(216,636)	$3.79
Options canceled	605,739	(605,739)	$12.14

Balance as of September 30, 2004	1,374,521	6,024,291	$9.99
Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance as of September 30, 2005	1,988,532	5,704,670	$10.12
Options granted	(1,344,659)	1,344,659	$9.09
Options exercised	—	(455,870)	$5.57
Options canceled	962,550	(961,759)	$10.70

Balance as of September 30, 2006	1,606,423	5,631,700	$10.14

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006:

		Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number	Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
	of	Contractual	Exercise	Intrinsic	of	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Shares	Life	Price	Value	Shares	Life	Price	Value
		(In years)		(In thousands)		(In years)		(In thousands)

$0.13-$5.61	755,604	5.50	$3.87	$3,961	646,707	5.28	$3.59	$3,568
$5.62-$7.81	850,214	9.04	$7.54	$1,334	124,806	6.92	$6.80	$288
$7.84-$8.63	738,848	9.33	$8.26	$630	120,148	8.34	$8.58	$64
$8.65-$9.39	572,116	8.06	$9.03	$83	309,979	7.64	$8.92	$65
$9.48-$10.30	577,172	8.26	$10.03	$—	335,934	7.58	$9.98	$—
$10.31-$11.65	590,395	8.06	$11.14	$—	373,622	7.33	$11.21	$—
$11.66-$15.80	588,331	5.81	$14.25	$—	553,697	5.63	$14.20	$—
$15.81-$16.11	619,970	5.91	$16.09	$—	590,622	5.85	$16.09	$—
$16.56-$22.37	338,800	6.37	$17.13	$—	290,266	5.97	$17.15	$—
$22.81-$22.81	250	5.78	$22.81	$—	233	5.78	$22.81	$—

Total	5,631,700	7.48	$10.14	$6,008	3,346,014	6.35	$11.02	$3,985

Vested and expected to vest as of September 30, 2006	5,383,366	6.89	$10.21	$5,787

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.11 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1.2 million.

The total fair value of shares vested using the Black-Scholes method during the fiscal year ended September 30, 2006 was $6.3 million. The total intrinsic value of employee stock options exercised during the fiscal years ended September 30, 2006, 2005 and 2004 were $2.1 million, $5.8 million and $1.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the fiscal years ended September 30, 2006, 2005 and 2004 were $2.5 million, $4.3 million, and $0.8 million, respectively.

The Company issued new shares of common stock upon exercise of stock options. A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the fiscal year ended September 30, 2006 is presented below:

	Stock Options
		Weighted-
	Number of	Average Grant-
	Shares	Date Fair Value

Nonvested as of September 30, 2005	2,862,825	$6.33
Awards granted	1,344,659	$3.01
Awards vested	(827,770)	$7.56
Awards canceled	(962,550)	$5.38

Nonvested as of September 30, 2006	2,417,164	$5.17

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans

In April 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 491,137 shares of common stock has been reserved for issuance under this plan. In July 2001, the Board of Directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001 Foreign Plan. A total of 70,716 shares has been reserved for issuance under the 2001 Foreign Plan. As of September 30, 2006, a total of 75,911 shares were reserved for issuance under both plans. During fiscal years 2006 and 2005, there were no transfers from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve. During fiscal year 2004, an additional 716 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the February 13, 2004 and August 13, 2004 purchases. On each October 1, starting in 2001, the number of shares is automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the Board of Directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year, to February 15 and August 15, starting in fiscal year 2002.

Under the Company’s 2000 Purchase Plan and 2001 Foreign Plan, the employees purchased 24,559, 261,456 and 163,642 shares during the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

The 2000 Purchase Plan and 2001 Foreign Plan permit eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of the participant’s compensation, at a price equal to 95% of the fair market value of the Company’s common stock at the end of each offering period. Employees who work at least five months in any calendar year and at least 20 hours per week are eligible to participate in the 2000 Purchase Plan and 2001 Foreign Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the 2000 Purchase Plan and 2001 Foreign Plan. Each eligible employee is limited to purchase no more than 1,500 shares per offering period and no more than $25,000 worth of stock per year.

Common Stock Valuation

In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company included in the purchase price the fair value of common stock and stock options and recorded the intrinsic value of the stock options as deferred stock-based compensation. In connection with all such stock option grants, during the year ended September 30, 2006 we recorded a stock-based compensation expense under SFAS 123R of $6.7 million. During the years ended September 30, 2005 and 2004, the Company recorded a non-cash charge for stock-based compensation under APB 25 of $0.3 million and $0.1 million, respectively.

Note 6.	Related Party Transactions

Cathal Phelan who was appointed as a member of its Board of Directors in March 2006, also serves as Chief Executive Officer at Ubicom, Inc which is one of our customers. Revenue from Ubicom was approximately $93,000 for the year ended September 30, 2006.

The Company’s promissory note from an executive officer in the principal amount of $200,000 issued in March 2002 was substantially repaid in fiscal year 2005 when the officer left the Company. Approximately $20,000 was not repaid and subsequently written-off. Management believes the rates and terms of the agreement are comparable with those entered into with independent third parties.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Agreements with Foundries

The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2006, 2005 and 2004, total royalty revenues were $16.1 million, $11.0 million and $8.2 million, respectively.

Note 8.	Income Taxes

The domestic and foreign components of income (loss) before taxes are as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Domestic	$(883)	$(2,563)	$2,680
Foreign	124	88	89

Total	$(759)	$(2,475)	$2,769

The income tax provision (benefit) for the years ended September 30, 2006, 2005 and 2004 consists of the following:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$468	$(889)	$1,945
State	358	(622)	1,311
Foreign	752	218	39
Deferred:
Federal	(949)	(1,279)	(1,279)
State	(509)	412	(1,157)
Foreign	—	—	—

	$120	$(2,160)	$859

The income tax provision (benefit) differed from the amounts computed at the US statutory federal income tax rate of 34% in 2006, 2005, 2004 to pre-tax income (loss) as a result of the following:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Federal tax at statutory rate	$(258)	$(842)	$941
State taxes	(273)	(139)	102
Stock-based compensation	984	(236)	44
Tax exempt interest	(20)	(20)	(85)
Research and development credit	(184)	(671)	(141)
Foreign taxes, net of credit	57	0	0
Other	(186)	(252)	(2)

Total	$120	$(2,160)	$859

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended September 30,
	2006	2005
	(In thousands)

Deferred tax assets:
Deferred revenue	$32	$457
Net operating loss carryforwards	449	1,436
Compensation accrual	559	155
Other accruals/reserves not currently deductible	1,955	1,236
Research and development credits	6,494	4,798
Depreciation	600	522

Total deferred tax assets	10,089	8,604
Deferred tax liabilities:
Acquired intangibles	(692)	(852)

Net deferred tax assets	$9,397	$7,752

The FASB’s Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset as of September 30, 2006 based on the expectation of future taxable income. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary.

For the year ended September 30, 2006, the Company also has research and development tax credit carryforwards of approximately $3.9 million and $3.4 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The state tax credits can be carried forward indefinitely.

For the year ended September 30, 2006, the Company has federal net operating loss carryforwards of approximately $1.3 million which expire beginning in the years 2025.

For the year ended September 30, 2006, the Company has foreign tax credit carryforwards of approximately $2.1 million which expire beginning in the year 2013.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Quarterly Results — Unaudited

	Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2006	2006	2006	2005	2005	2005	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues	$15,036	$15,346	$15,196	$13,725	$12,792	$11,954	$12,784	$15,859

Cost and expenses:
Cost of revenues	3,437	4,151	3,500	3,715	3,523	3,373	3,102	3,037
Research and development	4,978	5,473	5,328	5,628	4,613	5,366	5,089	4,773
Sales and marketing	4,272	4,027	4,299	4,260	3,492	3,794	4,509	3,813
General and administrative	2,704	2,150	2,709	2,756	2,805	2,235	2,109	1,934

Total cost and expenses	15,391	15,801	15,836	16,359	14,433	14,768	14,809	13,557

Operating income (loss)	(355)	(455)	(640)	(2,634)	(1,641)	(2,814)	(2,025)	2,302
Interest income	988	776	668	623	539	456	425	320
Other income (expenses), net	129	148	(3)	(4)	(7)	(23)	19	(26)

Income (loss) before taxes	762	469	25	(2,015)	(1,109)	(2,381)	(1,581)	2,596
Income tax provision (benefit)	(15)	2,059	(151)	(1,773)	(1,341)	(1,083)	(593)	857

Net income (loss)	$777	$(1,590)	$176	$(242)	$232	$(1,298)	$(988)	$1,739

Basic net income (loss) per share	$0.03	$(0.07)	$0.01	$(0.01)	$0.01	$(0.06)	$(0.04)	$0.08

Diluted net income (loss) per share	$0.03	$(0.07)	$0.01	$(0.01)	$0.01	$(0.06)	$(0.04)	$0.08

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 14th day of December 2006.

VIRAGE LOGIC CORPORATION

By:	/s/ Adam A. Kablanian
Adam A. Kablanian
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam A. Kablanian and Christine Russell, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam A. Kablanian Adam A. Kablanian	President, Chief Executive Officer and Director (Co-Principal Executive Officer)	December 14, 2006

/s/ J. Daniel McCranie J. Daniel McCranie	Executive Chairman (Co-Principal Executive Officer)	December 14, 2006

/s/ Christine Russell Christine Russell	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 14, 2006

/s/ Dr. Alexander Shubat Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	December 14, 2006

/s/ Michael Hackworth Michael Hackworth	Director	December 14, 2006

/s/ Robert Smith Robert Smith	Director	December 14, 2006

/s/ Michael Stark Michael Stark	Director	December 14, 2006

/s/ Cathal Phelan Cathal Phelan	Director	December 14, 2006

VIRAGE LOGIC CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Deductions	Deductions	Balance at
	of Period	Expenses	Write-Offs	Recoveries	End of Period
	(In thousands)

Allowance for Doubtful Accounts
Year ended September 30, 2004	$738	$366	$(366)	$—	$738
Year ended September 30, 2005	$738	$417	$—	$—	$1,155
Year ended September 30, 2006	$1,155	$295	$(138)	$(1,017)	$295

EXHIBIT INDEX

Exhibit
Number	Description Of Document

2.1	Agreement and Plan of Reorganization dated May 4, 2002 by and among Virage Logic Corporation, In-Chip Acquisition, Inc. and In-Chip Systems, Inc.(8)#
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(10)
4.1	Specimen Common Stock Certificate(1)
4.2	Restated and Amended Investors’ Rights Agreement among Virage Logic and certain stockholders dated December 3, 1999(1)
4.3	Amendment and Waiver to Restated and Amended Investors’ Rights Agreement(1)
10.1	1997 Equity Incentive Plan, as amended(3)*
10.2	Form of Option Agreement under 1997 Equity Incentive Plan(2)*
10.3	2000 Employee Stock Purchase Plan, as amended(4)*
10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*
10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#
10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(1)#
10.8	Stock Purchase Agreement between Virage Logic and Crosslink Capital, Inc. dated July 6, 2000(1)
10.9	Office Lease between Madison Development Company LLC and Virage Logic dated January 26, 2001(5)
10.10	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)
10.11	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(15)*
10.12	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(6)*
10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(7)*
10.14	Promissory Note granted by Raj Singh on March 12, 2002(7)*
10.15	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(7)#
10.16	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)
10.17	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)
10.18	Notices of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan dated October 20, 2003 for Jim Ensell(10)*
10.19	Virage Logic Corporation 2004 Variable Incentive Pay Plan(11)*
10.20	Virage Logic Corporation 2005 Bonus Plan(12)*
10.21	Agreement and Release dated February 24, 2005(13)*
10.22	Virage Logic Corporation 2006 Bonus Plan(16)*
10.23	Letter Agreement regarding Salary Reduction with Adam Kablanian, dated November 21, 2005(16)*
10.24	Letter Agreement regarding Salary Reduction with Alex Shubat, dated November 21, 2005(16)*
10.25	Letter Agreement regarding Cash Bonus with James J. Ensell, dated December 19, 2005(16)*
10.26	Virage Logic Corporation 2007 Profit Sharing Bonus Plan*
14.1	The Virage Logic Corporation Code of Conduct (Section 2 of which is the Code of Ethics for senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002)(14)
21.1	Subsidiaries of Registrant(16)
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit
Number	Description Of Document

31.1	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).

(2)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.

(3)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.

(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(8)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2002.

(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.

(10)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.

(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005.

(14)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2004.

(15)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.

(16)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2005.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.