Form 10-Q
period 2006-12-31
VIRAGE LOGIC CORP
filed 2007-02-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 2, 2007, there were 23,089,641 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	September 30, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$10,679	$20,815
Short-term investments	55,662	49,253
Accounts receivable, net	11,170	15,935
Costs in excess of related billings on uncompleted contracts	690	656
Current deferred tax assets	1,527	1,527
Prepaid expenses and other	3,744	3,369
Taxes receivable	1,315	1,711

Total current assets	84,787	93,266
Property, equipment and leasehold improvements, net	4,559	4,842
Goodwill	9,782	9,782
Other intangible assets, net	1,893	1,990
Deferred tax assets	8,622	8,562
Long-term investments in marketable securities	13,438	7,533
Other long-term assets	367	300

Total assets	$123,448	$126,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$843	$446
Accrued expenses	3,766	4,797
Deferred revenue	7,363	8,896
Income taxes payable	1,135	2,626

Total current liabilities	13,107	16,765
Deferred tax liabilities	692	692

Total liabilities	13,799	17,457

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,087,657 and 23,027,662 as of December 31, 2006 and September 30, 2006, respectively	23	23
Additional paid-in capital	132,448	130,620
Accumulated other comprehensive income	528	309
Accumulated deficit	(23,350)	(22,134)

Total stockholders’ equity	109,649	108,818

Total liabilities and stockholders’ equity	$123,448	$126,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	December 31, 2006	December 31, 2005
Revenue:
License	$8,422	$10,410
Royalties	3,103	3,315

Total revenues	11,525	13,725
Cost and expenses:
Cost of revenue	3,727	3,715
Research and development	5,076	5,628
Sales and marketing	3,654	4,260
General and administrative	2,664	2,756

Total cost and expenses	15,121	16,359
Operating loss	(3,596)	(2,634)
Interest income and other expenses, net	943	619

Loss before income taxes	(2,653)	(2,015)
Income tax benefit	(1,437)	(1,773)

Net loss	$(1,216)	$(242)

Net loss per share:
Basic	$(0.05)	$(0.01)

Diluted	$(0.05)	$(0.01)

Weighted average shares used in computing per share amounts:
Basic	23,057	22,257

Diluted	23,057	22,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,216)	$(242)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	—	—
Depreciation and amortization	476	478
Amortization of intangible assets	97	96
Stock-based compensation	1,466	1,729
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities:
Accounts receivable	4,766	343
Costs in excess of related billings on uncompleted contracts	(28)	536
Prepaid expenses and other assets	(343)	536
Taxes receivable	396	(313)
Deferred tax assets	(60)	(1,932)
Other long-term assets	(66)	538
Accounts payable and accrued liabilities	(664)	552
Deferred revenue	(1,533)	464
Income tax payable	(1,498)	14

Net cash provided by operating activities	1,793	2,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53)	(137)
Purchase of investments	(32,627)	(4,997)
Proceeds from maturities of investments	20,323	7,099

Net cash provided by (used in) investing activities	(12,357)	1,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	355	496

Net cash provided by financing activities	355	496

Effect of exchange rates on cash	73	10

Net increase in cash and cash equivalents	(10,136)	5,280
Cash and cash equivalents at beginning of period	20,815	26,841

Cash and cash equivalents at end of period	$10,679	$32,121

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended, September 30, 2006 contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2007.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to short- and long-term deferred tax assets.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations. The net transaction gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $16,000 during the three months ended December 31, 2006. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreement starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Depending on the contractual terms, prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or after all related license deliverables have been made.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable are recorded at cost, which approximates their fair value because of the short-term maturity of these instruments.

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2006 and 2005 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of December 31, 2006 and 2005, all investment securities are designated as “available-for-sale” And are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $13.4 million and $7.5 million with maturity dates greater than one year for the fiscal years ended December 31, 2006 and September 30, 2006, respectively.

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2006 and 2005 were $1.5 million and $1.7 million, respectively. As of December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.4 million and will be amortized over a weighted average period of 2.4 years.

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

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three month period ended December 31, 2006 and 2005 was as follows (in thousands, except per share data):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cost of revenue	$237	$263
Research and development	333	580
Sales and marketing	380	503
General and administrative	516	383

Stock-based compensation expense	1,466	1,729
Related income tax benefits	(340)	(317)

Stock-based compensation expense, net of taxes benefits	$1,126	$1,412

Net stock-based compensation expense, per common share:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards and SSARs under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended
	December 31, 2006	December 31, 2005
Volatility	59.3%	70.9%
Risk-free interest rate	4.7%	4.4%
Dividend yield	0.0%	0.0%
Expected life (years)	4.25 years	4.30 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the three months ended December 31, 2006 and 2005 were $4.58 and $4.39, respectively.

Restricted Stock Units

During the first quarter of fiscal year 2007, the Company began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to Company’s stockholder-approved 2002 Equity Incentive Plan. Restricted stock units generally vest over a four-year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

Stock-based compensation cost for restricted stock units for the three months ended December 31, 2006 was $0.1 million. As of December 31, 2006, the total unrecognized compensation cost related to unvested awards not yet recognized is $1 million and is expected to be recognized over period of 4.0 years.

Equity Incentive Plans

The Company has three incentive plans: 1997 Equity Incentive Plan, 2001 Incentive and Non-statutory Stock Option Plan and 2002 Equity Incentive Plan. In November 2006, the Company began issuing SSARs which provide the holder the right to receive an amount settled in stock at the time of the exercise. Under our equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of our common stock at the time of grant.

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at September, 2006	1,606,423	5,631,700	$10.14
SSARs granted	(182,301)	182,301	$8.95
Restricted stock units granted	(132,120)	—	—
Options exercised	—	(59,995)	$5.92
Options canceled	199,008	(199,008)	$13.19
Restricted stock units canceled	11,000	—	—

Balance at December 31, 2006	1,502,010	5,554,998	$10.04

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)
$0.13-$5.61	718,988	4.82	$3.80	$3,945	664,352	4.70	$3.66	$3,738
$5.62-$7.81	818,485	8.47	$7.56	$1,415	206,093	7.51	$7.17	$437
$7.84-$8.63	717,110	8.71	$8.25	$744	132,864	7.74	$8.58	$95
$8.65-$9.05	566,407	7.93	$8.90	$221	305,968	6.98	$8.89	$122
$9.08-$10.30	755,859	7.80	$9.87	$2	432,446	7.27	$9.95	$1
$10.31-$11.65	558,416	7.34	$11.13	$—	385,999	6.73	$11.20	$—
$11.66-$15.83	559,721	5.31	$14.37	$—	516,080	5.08	$14.30	$—
$15.94-$16.56	697,004	5.06	$16.20	$—	689,779	5.06	$16.20	$—
$16.70-$22.81	163,008	6.36	$17.71	$—	145,765	6.15	$17.77	$—

Total	5,554,998	6.96	$10.04	$6,327	3,479,346	5.92	$10.79	$4,393

Vested and expected to vest as of December 31, 2006	5,355,961	6.75	$10.09	$6,134

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.29 and $9.88 as of December 31, 2006 and 2005, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 and 2005 were 1.3 million and 1.2 million, respectively.

The total fair value of shares vested during the three months ended December 31, 2006 and 2005 were $1.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the three month period ended December 31, 2006 and 2005 were $0.2 million and $0.8 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2006 and 2005 were approximately $0.4 million and $0.5 million.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the three months ended December 31, 2006, is presented below:

	Stock Options
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	2,417,164	$5.17
Awards granted	314,421	$3.56
Awards vested	(193,327)	$5.76
Awards canceled	(210,008)	$6.25

Nonvested as of December 31, 2006	2,328,250	$5.19

NOTE 2 – NET LOSS PER SHARE

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended
	December 31, 2006	December 31, 2005
Basic loss per share:
Net loss	$(1,216)	$(242)

Shares used in computation:
Weighted average common shares outstanding	23,057	22,257
Less: Weighted average number of common shares subject to repurchase	—	—

Shares used in computing basic net loss per share	23,057	22,257
Add: Weighted average share equivalents from stock options	—	—

Shares used in computing diluted net loss per share	23,057	22,257

Basic net loss per share	$(0.05)	$(0.01)

Diluted net loss per share	$(0.05)	$(0.01)

For the computation of net loss per share for the three months ended December 31, 2006, the Company excluded all stock options as the inclusion of these securities would have been anti-dilutive. Options totaling approximately 5,555,000 shares have been excluded from the calculation of the net loss per share for the quarter ended December 31, 2006.

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

Total comprehensive loss for the three-month periods ended December 31, 2006 and 2005, respectively, is as follows:

	Three Months Ended
	December 31, 2006	December 31, 2005
Net loss	$(1,216)	$(242)
Foreign currency translation adjustments, net of tax	(136)	(33)
Changes in unrealized gain (loss) on investments, net of tax	1	9

Comprehensive loss	$(1,351)	$(266)

NOTE 4 – SEGMENT INFORMATION

The Company operates in one industry segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os, and the sale of the individual platform components and has one reportable segment.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended
Total Revenue by Geography	December 31, 2006	December 31, 2005
	(in thousands)
United States	$4,382	$5,274
Canada	504	806
Japan	484	921
Taiwan	2,640	2,998
Europe, Middle East and Africa (EMEA)	2,733	1,381
Other Asia (China, Malaysia, Korea and Singapore)	782	2,345

Total	$11,525	$13,725

Total license revenues by process node are as follows:

	Three Months Ended
Total License Revenues by Process Node	December 31, 2006	December 31, 2005
65 Nanometer Technology	2%	6%
90 Nanometer Technology	37	44
0.13 Micron Technology	41	29
0.18 Micron Technology	16	19
Other	4	2

Total	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.3 million and $2.0 million as of December 31, 2006 and 2005, respectively.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2006.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

ITEM 2.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.

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

In the first quarter of fiscal 2007, we derived approximately 39% of license revenue from the more advanced 65nm and 90nm technology processes and approximately 61% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. The Company expects the 90nm and 65 nm technologies to drive license revenue growth in the foreseeable future as the legacy process nodes decline. We expect growth in royalty revenues to be driven by the advanced 90nm and 65nm technology processes, in addition to continued production on the older process nodes.

We sell our products early in the design process, and there are time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

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

Currently, license fees represent the majority of our revenues. Royalty revenues for the three months ended December 31, 2006 and 2005 were $3.1 million and $3.3 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although that dependence on one specific customer over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated more than 10% of our revenue for the quarter ended December 31, 2006. We have one customer that generated more than 10% of our revenue for the quarter ended December 31, 2005. Sales to customers located outside of North America accounted for approximately 58% and 56% for the three months ended December 31, 2006 and 2005, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreement starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Depending on the contractual terms, prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or after all related license deliverables have been made.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2006, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $11.7 million and $11.8 million at December 31, 2006 and September 30, 2006, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of December 31, 2006 the Company had an intangible value of $1.7 million related to technology acquired through the acquisition of In-Chip Systems, Inc.

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2006 and 2005 were $1.5 million and $1.7 million, respectively. At December 31, 2006 and 2005, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $7.4 million and $9.3 million.

We value our stock-based awards and SSARs on the date of grant using the Black-Scholes model. For purposes of estimating the fair value of stock options granted during the three months ended December 31, 2006 and 2005 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model rather than any implied volatility. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

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

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options or stock settled appreciation rights, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, which value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Accounting for income taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $497,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $10.1 million and deferred tax liabilities of $0.7 million as of December 31, 2006. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $1.1 million and $2.6 million as of December 31, 2006 and September 30, 2006, respectively.

In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Revenues

The table below sets forth the changes in revenues from the three months ended December 31, 2005 to the three months ended December 31, 2006 (in thousands, except percentage data):

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$8,422	73.1%	$10,410	75.8%	$(1,988)	(19.1)%
Royalties	3,103	26.9%	3,315	24.2%	(212)	(6.4)%

Total revenues	$11,525	100.0%	$13,725	100.0%	$(2,200)	(16.0)%

Revenues for the three months ended December 31, 2006 totaled $11.5 million, decreasing 16.0% from $13.7 million for the three months ended December 31, 2005. License revenue decreased $2.0 million and royalties decreased $0.2 million.

For the three months ended December 31, 2006 and 2005, total license revenues by process node are as follows:

	Three Months Ended December 31,
	2006	2005
Total License Revenue by Process Node:
65 Nanometer technology	2%	6%
90 Nanometer technology	37	44
0.13 Micron technology	41	29
0.18 Micron technology	16	19
Other	4	2

Total	100%	100%

License revenue for the three months ended December 31, 2006 was $8.4 million, representing a decrease of $2.0 million or 19% as compared to $10.4 million for the three months ended December 31, 2005. License revenue decreased for the three months ended December 31, 2006 mainly attributed to decreases of $0.5 million on the 65-nanometer, $1.5 million on the 90-nanometer technologies and $0.5 million on the 0.18 micron and older technologies, partially offset by an increase of $0.5 million on the 0.13 micron technology.

Royalties decreased by $0.2 million, or 6.4% from $3.3 million in the three months ended December 31, 2005 to $3.1 million for the three months ended December 31, 2006.

For the three months ended December 31, 2006 and 2005, total revenues by geography were as follows:

	Three Months Ended December 31,
	2006	2005
Total Revenue by Geography
United States	$4,382	$5,274
Canada	504	806
Japan	484	921
Taiwan	2,640	2,998
Europe, Middle East and Africa (EMEA)	2,733	1,381
Other Asia (China, Malaysia, Korea and Singapore)	782	2,345

Total	$11,525	$13,725

Cost and Expenses

The table below sets forth the changes in cost and expenses from the three months ended December 31, 2005 to the three months ended December 31, 2006 (in thousands, except percentage data):

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$3,727	32.3%	$3,715	27.1%	$12	0.3%
Research and development	5,076	44.0%	5,628	41.0%	(552)	(9.8)%
Sales and marketing	3,654	31.7%	4,260	31.0%	(606)	(14.2)%
General and administrative	2,664	23.1%	2,756	20.1%	(92)	(3.3)%

Total cost and expenses	$15,121	131.2%	$16,359	119.2%	$(1,238)	(7.6)%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended December 31, 2006 and 2005 totaled $3.7 million. The three months ended December 31, 2006 and 2005 included stock-based compensation expense related to the adoption of SFAS 123R of $0.3 million.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended December 31, 2006 were $5.1 million, a decrease of $0.5 million, or 9.8%, from $5.6 million for the three months ended December 31, 2005. Research and development expense as a percentage of total revenue for the three months ended December 31, 2006 increased to 44.0% from 41.0% for the same period in fiscal 2005. The decrease in research and development expense was primarily due to $0.5 million of corporate support costs, $0.2 million in consulting expenses and $0.2 million of stock-based compensation related to SFAS 123R, partially offset by increases of $0.3 million in personnel related expenses and $0.1 related test chip expenses.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended December 31, 2006 was $3.7 million, representing a decrease of $0.6 million or 14.2% over the same period in fiscal 2005. Sales and marketing expense as a percentage of revenue was 31.7% for the three months ended December 31, 2006, compared to 31.0% for the three months ended December 31, 2005. The decrease in sales and marketing expense for the three months was primarily attributable to $0.8 million expense in personnel related expenses related to commissions, $0.1 million related to outside rep commissions and $0.1 million in stock-based compensation related SFAS 123R partially offset by increases of $0.2 million in corporate support services, $0.1 million in marketing programs expenses related to tradeshow and advertising expenses.

General and Administrative Expenses

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended December 31, 2006 was $2.7 million, representing a decrease of $0.1 million or 3.3% over the three months ended December 31, 2005. General and administrative expense as a percentage of total revenue was 23.1% for the three months ended December 31, 2006, compared to 20.1% for the same period in fiscal 2005. The decrease in general and administrative expense for the three months ended was mainly attributable to decreases of $0.8 million in professional services primarily related to accounting fees offset by $0.3 million of personnel related expenses, $0.2 million of bad debt expenses, $0.1 million of consulting expenses and $0.1 million in stock-based compensation related to SFAS 123R.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three months ended December 31, 2005 to the three months ended December 31, 2006 (in thousands, except percentage data):

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$987	8.6%	$623	4.5%	$364	58.4%
Other income (expenses), net	(44)	0.4%	(4)	(0.0)%	(39)	957.6%

Total interest income and other income (expenses), net	$943	8.2%	$619	4.5%	$324	52.4%

Interest income and other income (expenses), net, for the three months ended December 31, 2006 totaled $0.9 million compared to $0.6 million for the same period in fiscal 2005. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale and a larger investment balance.

Income Tax Provision

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(1,437)	(12.5%)	$(1,773)	(12.9%)	$336	19.0%

For the three months ended December 31, 2006, we recorded an income tax benefit of $1.4 million. For the same quarter in fiscal 2005, we recorded an income tax benefit of $1.8 million. The provision for income taxes for the nine months ended December 31, 2006 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the company reported a discrete tax benefit of approximately $497,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to Incentive Stock Options as well as other miscellaneous non-deductible items.

Additionally, the Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.1 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments. On January 5, 2007, the Indian Tax Authorities issued an order allowing the company to claim for a tax exemption for the year 2001-2002.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2006	December31, 2005	Change
Cash and cash equivalents	$10,679	$32,121	$(21,442)
Short-term and long-term investments	69,100	38,909	30,191

Total cash, cash equivalents and marketable debt securities	$79,779	$71,030	$8,749

As of December 31, 2006, our cash and cash equivalents totaled $10.7 million, as compared to $32.1 million as of December 31, 2005. As of December 31, 2006 and 2005, our short-term and long-term treasury investments totaled $69.1 million and $38.9 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of December 31, 2006 totaled $79.8 million, compared to $71.0 million at December 31, 2005.

	Three Months Ended
	December 31, 2006	December 31, 2005	Change
Cash provided by operating activities	$1,793	$2,809	$(1,016)
Cash provided by (used in) investing activities	(12,357)	1,965	(14,322)
Cash provided by financing activities	355	496	(141)
Effect of exchange rates on cash	73	10	63

Net increase (decrease) in cash and cash equivalents	$(10,136)	$5,280	$15,416

Net cash provided by operating activities of $1.8 million for the three months ended December 31, 2006, representing a decrease of $1.0 million over net cash provided by operating activities of $2.8 million for the three months ended December 31, 2005. The decrease in cash provided by operating activities was mainly due to decreases of $2 million of deferred revenue, $2 million of prepaid expenses and other assets, $1.2 million of accounts payable and accrued liabilities, $1.5 million of income taxes payable, and $0.3 of stock-based compensation. In addition, the decrease is partly due to increase in net loss of $1 million. These decreases were offset by increases of $4.4 million related to accounts receivable due to collections, and $2.6 million related to taxes receivable and deferred tax assets.

Net cash used in investing activities was $12.4 million for the first three months of 2006, representing an increase of $14.4 million over net cash provided by investing activities of $2.0 million for the three months ended December 31, 2005. The increase of $14.4 million in the use of cash period over period resulted from increases in net purchase of investments and proceeds from maturities of investments.

Net cash provided by financing activities totaled $0.4 million and $0.5 million for the three months ended December 31, 2006 and 2005, respectively, and was attributed to the proceeds from exercises of employee stock options during the respective periods.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at December 31, 2006 (dollars in thousands):

Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$2,897		$962	$1,427	$508	$—
Purchase obligations	12,064	(1)	3,945	6,462	1,657	—

Total operating lease and purchase obligations	$14,961		$4,907	$7,889	$2,165	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in regulation S-K Item 303 (a)(4).

IT EM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax environments, other regulations and restrictions and foreign exchange rate volatility. Our foreign subsidiaries incur most of their expenses in the local currency. To date these expenses have not been significant, therefore, we do not anticipate our future results to be materially adversely impacted by changes in factors affecting international operations.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities and commercial paper. Our short term investments balance of $55.7 million at December 31, 2006 consists of instruments with original maturities of less than one year. Due to the short duration of our investments, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investments. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs. We also hold approximately $13.4 million in U.S. government obligations and corporate bonds with maturities greater than one year.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary from quarter to quarter include:

•	large orders unevenly spaced over time;

•	establishment or loss of strategic relationships with third-party semiconductor foundries;

•	pace of adoption of new technologies by customers;

•	timing of new technologies and technology enhancements by us and our competitors;

•	fluctuations in the demand for products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	inability to collect trade receivables;

•	the timing and completion of milestones under customer agreements;

•	operational issues in fulfilling existing orders;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	consolidation, merger and acquisition activity of our customer base may cause delays or loss of sales;

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

We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended December 31, 2006 and 2005, we recorded royalty revenues of approximately $3.1 million and $3.3 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 60% and 63% of our revenues for fiscal years ended September 30, 2006 and 2005, respectively. For the three months ended December 31, 2006 and 2005, sales to customers located outside North America accounted for 58% and 56% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer generated more than 10% of our revenue for the quarter ended December 31, 2006 and 2005. Since fiscal year 2001, our five largest customers have represented between 25-47% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net loss of $1.2 million for first quarter of fiscal 2007. We recorded a net loss of $0.9 million for fiscal 2006. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

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

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.1 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights in our technologies. We cannot be sure that the United States Patent and Trademark Office will issue patents or trademarks for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We have not attempted to secure patent protection in foreign countries. Furthermore, the laws of some foreign countries may not adequately protect our IP to the same extent as applicable laws protect our IP in the United States. For instance, some portion of our IP developed outside of the United States may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, Chairman of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, have adopted stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Both plans are in effect for a one-year period ending on December 2007, and are subject to predetermined price and volume limits. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Furthermore, our officers, directors and principal stockholders controlled as of December 31, 2006 approximately 63% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

IT EM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In connection with Adam A. Kablanian’s resignation, the company entered into an Agreement and Release with Mr. Kablanian, a copy is filed as an exhibit to the Company’s Quarterly Report on Form 10Q ending December 31, 2006.

ITEM 6.	EXHIBITS

Exhibit No	Exhibits
10.28	Agreement and Release between Adam A. Kablanian and Virage Logic Corporation.

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2007	VIRAGE LOGIC CORPORATION

/s/ J. Daniel McCranie
J. Daniel McCranie
President and Chief Executive Officer

/s/ Christine Russell
CHRISTINE RUSSELL
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.28	Agreement and Release between Adam A. Kablanian and Virage Logic.

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002