Form 10-K/A
period 2006-09-30
VIRAGE LOGIC CORP
filed 2007-03-08
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2).

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

EXPLANATORY NOTE FOR AMENDMENT

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form-10K/A for the fiscal year ended September 30, 2006, as originally filed on December 14, 2006 (the “Report”), amends solely Part IV, Item 15(b) of the Report to re-file Exhibit 10.26, the Virage Logic Corporation 2007 Profit Sharing Bonus Plan (the “Bonus Plan”). As originally filed with the Report, the Bonus Plan included an incorrect definition of Pre-Bonus Operating Income, which has been corrected in the Amendment.

2

VIRAGE L OGIC CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K/A

FOR YEAR ENDED SEPTEMBER 30, 2006

PART IV

Item 15.	Exhibits and Financial Statement Schedules	3
SIGNATURES		5

2

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A:

(b) Exhibits:

Exhibit Number	Description of Document
10.26	Virage Logic Corporation 2007 Profit Sharing Bonus Plan*

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

3

EXHIBIT INDEX

Exhibit Number	Description Of Document
10.26	Virage Logic Corporation 2007 Profit Sharing Bonus Plan*

31.1	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

4

SIGN ATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this March 8, 2007.

VIRAGE LOGIC CORPORATION

By:	/s/ J. Daniel McCranie
J. Daniel McCranie
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine Russell, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Daniel McCranie J. Daniel McCranie	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2007

/s/ Christine Russell Christine Russell	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 8, 2007

* Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical officer, Secretary and Director	March 8, 2007

* Michael Hackworth	Director	March 8, 2007

* Robert Smith	Director	March 8, 2007

* Michael Stark	Director	March 8, 2007

* Cathal Phelan	Director	March 8, 2007

* Adam A. Kablanian	Director and Chairman of the Board	March 8, 2007

*	The undersigned, pursuant to a power of attorney executed by each of the directors noted above and previously filed with the Securities and Exchange Commission by signing her name below, does execute and deliver this report on Form 10-K/A on behalf of each of the persons and in such capacities as noted above.

By:	/s/ Christine Russell
Christine Russell
Attorney-in-fact

5