Form 10-Q
period 2007-03-31
VIRAGE LOGIC CORP
filed 2007-05-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 7, 2007, there were 23,136,600 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

I NDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007	September 30, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$6,246	$20,815
Short-term investments	54,181	49,253
Accounts receivable, net	11,849	15,935
Costs in excess of related billings on uncompleted contracts	662	656
Current deferred tax assets	1,527	1,527
Prepaid expenses and other	3,658	3,369
Taxes receivable	1,902	1,711

Total current assets	80,025	93,266
Property, equipment and leasehold improvements, net	4,173	4,842
Goodwill	9,782	9,782
Other intangible assets, net	1,797	1,990
Deferred tax assets	11,511	8,562
Long-term investments in marketable securities	16,940	7,533
Other long-term assets	542	300

Total assets	$124,770	$126,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$524	$446
Accrued expenses	3,793	4,797
Deferred revenue	7,803	8,896
Income taxes payable	2,632	2,626

Total current liabilities	14,752	16,765
Deferred tax liabilities	692	692

Total liabilities	15,444	17,457

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,136,485 and 23,027,662 as of March 31, 2007 and September 30, 2006, respectively	23	23
Additional paid-in capital	133,831	130,620
Accumulated other comprehensive income	599	309
Accumulated deficit	(25,127)	(22,134)

Total stockholders’ equity	109,326	108,818

Total liabilities and stockholders’ equity	$124,770	$126,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
License	$7,804	$10,358	$16,226	$20,768
Royalties	2,763	4,838	5,866	8,153

Total revenues	10,567	15,196	22,092	28,921

Cost and expenses:
Cost of revenues	3,376	3,500	7,103	7,215
Research and development	4,823	5,328	9,900	10,956
Sales and marketing	3,763	4,299	7,417	8,559
General and administrative	2,418	2,709	5,082	5,465

Total cost and expenses	14,380	15,836	29,502	32,195

Operating loss	(3,813)	(640)	(7,410)	(3,274)
Interest income and other income (expenses), net	974	665	1,917	1,284

Income (loss) before income taxes	(2,839)	25	(5,493)	(1,990)
Income tax benefit	(1,062)	(151)	(2,500)	(1,924)

Net income (loss)	$(1,777)	$176	$(2,993)	$(66)

Net income (loss) per share:
Basic	$(0.08)	$0.01	$(0.13)	$(0.00)

Diluted	$(0.08)	$0.01	$(0.13)	$(0.00)

Weighted average shares used in computing per share amounts:
Basic	23,073	22,302	23,080	22,314

Diluted	23,073	23,011	23,080	22,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,993)	$(66)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	—	—
Depreciation and amortization	936	970
Amortization of intangible assets	193	193
Stock-based compensation	2,633	3,749
Loss on disposal of fixed assets	—	10
Changes in operating assets and liabilities:
Accounts receivable	4,086	(2,613)
Costs in excess of related billings on uncompleted contracts	(41)	154
Prepaid expenses and other assets	(244)	574
Taxes receivable	(191)	62
Deferred tax assets	(2,950)	(2,183)
Other long-term assets	(241)	441
Accounts payable and accrued liabilities	(963)	1,122
Deferred revenue	(1,093)	(18)
Income tax payable	(2)	(69)

Net cash (used in)/provided by operating activities	(870)	2,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111)	(297)
Purchase of investments	(59,087)	(16,967)
Proceeds from maturities of investments	44,783	14,577

Net cash used in investing activities	(14,415)	(2,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and employee stock plans	611	1,738

Net cash provided by financing activities	611	1,738

Effect of exchange rates on cash	105	7

Net (decrease) increase in cash and cash equivalents	(14,569)	1,384
Cash and cash equivalents at beginning of period	20,815	26,841
Cash and cash equivalents at end of period	$6,246	$28,225

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2006 contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2007.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as the functional currency. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations. The net transaction gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $48,000 and $26,000 during the six months ended March 31, 2007 and 2006, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with Statement of Position 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total service hours required to complete the development or service or on the value of contract milestones completed. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on projects is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for a new agreement starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of March 31, 2007 and 2006 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of March 31, 2007 and 2006, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $16.9 million and $7.5 million with maturity dates greater than one year for the periods ended March 31, 2007 and September 30, 2006, respectively.

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2007 was $1.1 million and $2.6 million, respectively. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2006 was $2 million and $3.7 million respectively. As of March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.2 million and will be amortized over a weighted average period of 2.6 years.

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

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and six months period ended March 31, 2007 was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Cost of revenue	$240	$478
Research and development	285	617
Sales and marketing	255	635
General and administrative	387	903

Stock-based compensation expense	1,167	2,633
Related income tax benefits	(286)	(626)

Stock-based compensation expense, net of tax benefits	$881	$2,007

Net stock-based compensation expense, per common share:
Basic	$0.04	$0.09

Diluted	$0.04	$0.09

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Volatility	54.1%	70%	56%	70%
Risk-free interest rate	4.5%	4.7%	4.6%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.25 years	4.3 years	4.25 years	4.3 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair value of options granted during the three and six months ended March 31, 2007 were $4.04 and $4.24, respectively.

Restricted Stock Units (“RSU”)

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2007 and changes during the six months ended March 31, 2007, is presented below:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	—	—
RSU granted	144,615	$6.47
RSU vested	—	—
RSU canceled	(18,700)	$8.82

Nonvested as of March 31, 2007	125,915	$8.76

Stock-based compensation cost for restricted stock units for the six months ended March 31, 2007 was $0.2 million. As of March 31, 2007, the total unrecognized compensation cost related to unvested awards not yet recognized is $0.9 million and is expected to be amortized over a weighted average period of 1.6 years.

Equity Incentive Plans

The Company has three incentive plans: 1997 Equity Incentive Plan, 2001 Incentive and Non-statutory Stock Option Plan and 2002 Equity Incentive Plan. In November 2006, the Company began issuing Stock Settled Appreciation Rights (“SSARs”) which provide the holder the right to receive an amount settled in stock at the time of the exercise. Under our equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of our common stock at the time of grant.

Information with respect to the Equity Incentive Plans for the six month period ended March 31, 2007 is summarized as follows:

	Shares Available for Grant	Number of Awards Outstanding	Weighted Average Exercise Price
Balance at September 30, 2006	1,606,423	5,631,700	$10.14
SSARs granted	(513,787)	513,787	$8.66
Restricted stock units granted	(144,615)	144,615	—
Options exercised	—	(97,869)	$5.34
Options canceled	651,216	(651,216)	$11.60
Restricted stock units canceled	18,700	(18,700)	—

Balance at March 31, 2007	1,617,937	5,522,317	$9.70

The following table summarizes information about stock options and SSARs outstanding and exercisable at March 31, 2007:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$ 0.13-$5.61	681,302		4.64	$3.78	$2,381	679,745	4.64	$3.77	$2,377
$ 5.62-$7.81	846,015		8.55	$7.65	$63	282,236	8.01	$7.41	$62
$ 7.84-$8.63	605,496		8.68	$8.23	$—	147,531	7.62	$8.58	$—
$ 8.65-$9.00	658,987		8.48	$8.87	$—	283,026	6.71	$8.88	$—
$ 9.04-$10.30	802,660		7.76	$9.57	$—	559,237	7.55	$9.65	$—
$10.31-$14.00	772,408		6.36	$10.59	$—	663,243	6.02	$10.51	$—
$14.03-$16.11	785,484		5.15	$12,90	$—	766,423	5.09	$12.91	$—
$16.55-$22.37	243,800		5.18	$15.90	$—	228,667	4.99	$15.90	$—
$22.81-$22.81	250		5.04	$22.81	$—	250	5.04	$22.81	$—

Total	5,396,402	(*)	6.99	$9.93	$2,444	3,610,358	6.01	$10.54	$2,439

(*) Number of awards outstanding does not include 125,915 shares of restricted stock units.
Awards vested and expected to vest as of March 31, 2007	5,216,734		6.66	$9.97	$2,444

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.27 at of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 and 2006 was 0.7 million and 1.6 million, respectively.

The total fair value of awards vested during the six months ended March 31, 2007 and 2006 was $2.1 million and $1.8 million, respectively. The total intrinsic value of awards exercised during the six months period ended March 31, 2007 and 2006 was $0.3 million and $1.1 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2007 and 2006 was approximately $0.5 million and $1.6 million.

A summary of the status of the Company’s nonvested stock options and SSARs as of March 31, 2007 and changes during the six months ended March 31, 2007, is presented below:

	Awards
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	2,417,164	$5.17
Awards granted	513,787	$2.26
Awards vested	(362,213)	$5.73
Awards canceled	(651,216)	$6.27

Nonvested as of March 31, 2007	1,917,522	$4.60

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net (loss) income	$(1,777)	$176	$(2,993)	$(66)

Weighted average shares outstanding — Basic	23,073	22,302	23,080	22,314
Effect of potentially dilutive securities	—	709	—	—

Weighted average shares outstanding — Diluted	23,073	23,011	23,080	22,314

Net income (loss) per basic share	$(0.08)	$0.01	$(0.13)	$(0.00)

Net income (loss) per diluted share	$(0.08)	$0.01	$(0.13)	$(0.00)

For the computation of net loss per share for the six months ended March 31, 2007, the Company excluded all stock options as the inclusion of these securities would have been anti-dilutive. Additionally, for the three and six months ended March 31, 2007, the Company excluded options totaling approximately 4.7 million and 4.6 million shares, respectively, from the calculation of the net loss per share as they are anti-dilutive.

For the computation of net loss per share for the six months ended March 31, 2006, the Company excluded all stock options as the inclusion of these securities would have been anti-dilutive. Additionally, for the three and six months ended March 31, 2006, the Company excluded options totaling approximately 3.5 million and 4.2 million shares, respectively, from the calculation of the net loss per share as they are anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments and foreign currency translation adjustments.

Total comprehensive loss for the three and six months periods ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net (loss) income	$(1,777)	$176	$(2,993)	$(66)
Foreign currency translation adjustments, net of tax	(38)	12	(174)	(21)
Changes in unrealized gain (loss) on investments, net of tax	(5)	17	(4)	26

Comprehensive income (loss), net of tax	$(1,820)	$205	$(3,171)	$(61)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total Revenue by Geographic Area
United States	$3,276	$5,137	$7,658	$10,411
Canada	418	909	922	1,715
Japan	254	960	738	1,881
Taiwan	3,101	3,998	5,741	6,996
Europe, Middle East and Africa (EMEA)	2,505	2,452	5,238	3,833
Other Asia (China, Malaysia, South Korea and Singapore)	1,013	1,740	1,795	4,085

Total	$10,567	$15,196	$22,092	$28,921

Total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total License Revenue by Process Node
65 Nanometer technology	13%	9%	7%	8%
90 Nanometer technology	27	40	32	42
0.13 Micron technology	38	34	39	31
0.18 Micron technology	11	14	14	16
Other	11	3	8	3

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in the Republic of Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.2 million and $1.9 million as of March 31, 2007 and 2006, respectively.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact adoption of this standard will have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact of this standard will have on our financial position or results of operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of March 31, 2007.

Warranty. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2007. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

Overview

Business Environment

Virage Logic Corporation provides semiconductor intellectual property (semiconductor IP) platforms comprising memories, logic and I/Os (input/output interface components). These various forms of IP are utilized by our customers to design and manufacture system-on-chip (SoC) integrated circuits that power today’s consumer, communications, internet infrastructure, handheld and portable devices, computer, and graphics applications.

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

In the first half of fiscal 2007, we derived approximately 39% of license revenue from the more advanced 65nm and 90nm technology processes and approximately 61% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. The Company expects the 90nm and 65 nm technologies to eventually drive license revenue growth in the future as the legacy process nodes decline. We expect growth in royalty revenues to be driven by the advanced 90nm and 65nm technology processes, in addition to continued production on the older process nodes.

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

Currently, license fees represent the majority of our revenues. Royalty revenues for the three and six months ended March 31, 2007 were $2.8 million and $5.9 million, respectively. Royalty revenues for the three and six months ended March 31, 2006 were $4.8 million and $8.2 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues. Our customers comprising the top 10 customer group have changed from time to time. We have two customers that generated more than 10% of our revenue for the quarter ended March 31, 2007. We have one customer that generated more than 10% of our revenue for the quarter ended March 31, 2006. For the six months ended March 31, 2007 and 2006, one customer accounted for more than 10%, respectively, of our total revenues. Sales to customers located outside of North America accounted for approximately 65% and 60% of revenues for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, sales to customers located outside North America accounted approximately 61% and 58% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets is based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of March 31, 2007, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $11.6 million and $11.8 million at March 31, 2007 and September 30, 2006, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of March 31, 2007 the Company had an intangible asset of $1.6 million related to technology acquired through the acquisition of In-Chip Systems, Inc. in May 2002.

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2007 was $1.1 million and $2.6 million, respectively. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2006 was $2 million and $3.7 million respectively. At March 31, 2007 and 2006, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $7.2 million and $10.8 million.

We value our stock-based awards and SSARs on the date of grant using the Black-Scholes model. For purposes of estimating the fair value of stock options granted during the six months ended March 31, 2007 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model rather than any implied volatility. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

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

Accounting for income taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $432,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $13 million and deferred tax liabilities of $0.7 million as of March 31, 2007. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions allowing us to utilize assets. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $2.6 million as of March 31, 2007 and September 30, 2006, respectively.

In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

The table below sets forth the changes in revenues from the three and six months ended March 31, 2006 to the three and six months ended March 31, 2007 (in thousands, except percentage data):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$7,804	73.9%	$10,358	68.2%	$(2,554)	(24.7%)
Royalties	2,763	26.1%	4,838	31.8%	(2,075)	(42.9%)

Total revenues	$10,567	100.0%	$15,196	100.0%	$(4,629)	(30.5%)

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$16,226	73.4%	$20,768	71.8%	($4,542)	(21.9%)
Royalties	5,866	26.6%	8,153	28.2%	(2,287)	(28.1%)

Total revenues	$22,092	100.0%	$28,921	100.0%	$(6,829)	(23.6%)

Revenues for the three months ended March 31, 2007 totaled $10.6 million, decreasing 30.5% from $15.2 million for the three months ended March 31, 2006. The decrease resulted from the $2.6 million decrease in license revenue and $2.0 million in royalty revenue.

Revenue for the six months ended March 31, 2007 totaled $22.1 million, decreasing 23.6% from $28.9 million for the six months ended March 31, 2006. The decrease resulted from the decrease of $2.3 million in royalty revenue and $4.5 million in license revenue.

For the three and six months ended March 31, 2007 and 2006, total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total License Revenue by Process Node:
65 Nanometer technology	13%	9%	7%	8%
90 Nanometer technology	27	40	32	42
0.13 Micron technology	38	34	39	31
0.18 Micron technology	11	14	14	16
Other	11	3	8	3

Total	100%	100%	100%	100%

License revenue for the three months ended March 31, 2007 was $7.8 million, representing a decrease of $2.6 million or 24.7% as compared to $10.4 million for the three months ended March 31, 2006. License revenue decreased for the three months ended March 31, 2007 mainly attributed to a decrease of $2 million on the 90-nanometer technology, $0.6 million on the 0.13 micron, and $0.6 million on the 0.18 micron, partially offset by increase of $0.6 in other larger technologies

License revenue for the six months ended March 31, 2007 was $16.2 million, representing a decrease of $4.5 million or 21.9% as compared to $20.7 million for the six months ended March 31, 2006. The decrease for the six months was due to a $5.2 million, or 25.8%, decline in 0.13 micron and 0.18 micron technologies, 90- nanometer and 65-nanometer technologies partially offset by a $0.7 million, or 124.1%, increase in the other larger technologies. However, we expect license revenue to increase in the future as we continue to develop and deliver our 90 and 65 nanometer technologies. In addition, we had four of our major customers involved in merger related activity which contributed to the declined in revenue.

Royalties decreased by $2 million, or 42.9% from $4.8 million in the three months ended March 31, 2006 to $2.8 million for the three months ended March 31, 2007. For the six months ended March 31, 2007 and 2006, royalties were $5.9 million and $8.2 million, respectively. In the first six months of fiscal 2007, we have experienced a significant decline in royalties. We believe that the 90- nanometer royalties would have ramped to higher levels in the first six months of fiscal 2007. This has not come to fruition.

For the three and six months ended March 31, 2007 and 2006, total revenues by geography were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total Revenue by Geography
United States	$3,276	$5,137	$7,658	$10,411
Canada	418	909	922	1,715
Japan	254	960	738	1,881
Taiwan	3,101	3,998	5,741	6,996
Europe, Middle East and Africa (EMEA)	2,505	2,452	5,238	3,833
Other Asia (China, Malaysia, South Korea and Singapore)	1,013	1,740	1,795	4,085

Total	$10,567	$15,196	$22,092	$28,921

Cost and Expenses

The table below sets forth the changes in cost and expenses from the three and six months ended March 31, 2006 to the three and six months ended March 31, 2007 (in thousands, except percentage data):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$3,376	31.9%	$3,500	23.0%	$(124)	(3.5%)
Research and development	4,823	45.6%	5,328	35.1%	(505)	(9.5%)
Sales and marketing	3,763	35.6%	4,299	28.3%	(536)	(12.5%)
General and administrative	2,418	22.9%	2,709	17.8%	(291)	(10.7%)

Total cost and expenses	$14,380	136.1%	$15,836	104.2%	$(1,456)	(9.2%)

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$7,103	32.2%	$7,215	24.9%	$(112)	(1.6%)
Research and development	9,900	44.8%	10,956	37.9%	(1,056)	(9.6%)
Sales and marketing	7,417	33.6%	8,559	29.6%	(1,142)	(13.3%)
General and administrative	5,082	23.0%	5,465	18.9%	(383)	(7.0%)

Total cost and expenses	$29,502	133.5%	$32,195	111.3%	$(2,693)	(8.4%)

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended March 31, 2007 totaled $3.4 million, representing a decrease of $0.1 million or 3.5% over $3.5 million for the three months ended March 31, 2006. The decrease for the three months was primarily attributable to $0.1 million stock based compensation expense related to SFAS 123R.

For the six months ended March 31, 2007, cost of revenues totaled $7.1 million, representing a decrease of $0.1 million or 1.6% over $7.2 million for the six months ended March 31, 2006. The decrease for the six months was primarily attributable to $0.1 million stock based compensation expense related to SFAS 123R and decreases in contract loss and deferred contract expenses associated with customer projects. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, the impact of the adoption of SFAS 123R and the level of license revenues.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended March 31, 2007 were $4.8 million, a decrease of $0.5 million, or 9.5%, from $5.3 million for the three months ended March 31, 2006. Research and development expense as a percentage of total revenue for the three months ended March 31, 2007 increased to 45.6% from 35.1% for the same period in fiscal 2006. The decrease in research and development expense was primarily due to $0.1 million expense in stock based-compensation related to SFAS 123R and $0.4 million in consulting and software license and maintenance expenses.

For the six months ended March 31, 2007 research and development totaled $9.9 million, representing a decrease of $1.1 million or 9.6% compared to $11.0 million for the same period in fiscal 2006. Research and development expense as a percentage of total revenue for the six months ended March 31, 2007 was 44.8%, as compared to 37.9% for the six months ended March 31, 2006. The decrease was primarily due to $0.4 million expense in stock-based compensation related to SFAS 123R, $0.3 million consulting fees related to subcontractors, $0.4 million corporate support costs, $0.2 million software license and maintenance fees, and $0.1 million in depreciation and amortization, partially offset by increase of $0.3 million in personnel related expenses.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended March 31, 2007 was $3.8 million, representing a decrease of $0.5 million or 12.5% over the same period in fiscal 2006. Sales and marketing expense as a percentage of revenue was 35.6% for the three months ended March 31, 2007, compared to 28.3% for the three months ended March 31, 2006. The decrease in sales and marketing expense for the three months was primarily attributable to $0.3 million expense in personnel related expenses, $0.2 million related to outside rep commissions and $0.3 million in stock-based compensation related SFAS 123R partially offset by increases of $0.3 million in travel and entertainment.

For the six months ended March 31, 2007 sales and marketing expenses totaled $7.4 million, representing a decrease of $1.2 million or 13.3% compared to $8.6 for the same period in fiscal 2006. Sales and marketing expense as a percentage of total revenue for the six months ended March 31, 2007 was 33.6%, as compared to 29.6% for the six months ended March 31, 2006. The decrease in sales and marketing expense for the six months was primarily due to $1.1 million expense in personnel related expenses related to commissions, $0.2 million related to outside rep commissions and $0.2 million in stock-based compensation related SFAS 123R partially offset by increases of $0.3 million in travel and entertainment and marketing and advertising expenses.

General and Administrative Expenses

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended March 31, 2007 was $2.4 million, representing a decrease of $0.3 million or 10.7% over the three months ended March 31, 2006. General and administrative expense as a percentage of total revenue was 22.9% for the three months ended March 31, 2007, compared to 17.8% for the same period in fiscal 2006. The decrease in general and administrative expense for the three months ended was mainly attributable to decreases of $0.1 million in recruiting services and $0.4 million in stock-based compensation related to SFAS 123R, partially offset by an increase in personnel related expenses of $0.2 million.

For the six months ended March 31, 2007 general and administrative expenses totaled $5.1 million, representing a decrease of $0.4 million or 7.0% compared to $5.5 million for the same period in fiscal 2006. General and administrative expense as a percentage of total revenue for the six months ended March 31, 2007 was 23.0%, as compared to 18.9% for the six months ended March 31, 2006. The decrease was primarily due to $0.2 million expense in stock-based compensation related to SFAS 123R, $0.9 million professional fees primarily related to accounting and auditing fees, partially offset by increases of $0.5 million in personnel related expenses and $0.2 million bad debt expenses.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income, (expenses), net from the three and six months ended March 31, 2006 to the three and six months ended March 31, 2007 (in thousands, except percentage data):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$1,004	9.5%	$668	4.4%	$336	50.3%
Other income (expenses), net	(30)	(0.3%)	(3)	(0.0%)	(27)	(900%)

Total interest income and other income (expenses), net	$974	9.2%	$665	4.4%	$309	46.5%

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$1,990	9.0%	$1,291	4.5%	$699	54.1%
Other income (expenses), net	(73)	(0.3%)	(7)	(0.1%)	(66)	942.9%

Total interest income and other income (expenses), net	$1,917	8.7%	$1,284	4.4%	$633	49.3%

Interest income and other income (expenses), net, for the three months ended March 31, 2007 totaled $1.0 million compared to $0.7 million for the same period in fiscal 2006. Interest income and other income (expenses), net, for the six months ended March 31, 2007 totaled $1.9 million, compared to $1.3 million for the same period in fiscal 2006. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale.

Income Tax Provision

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(1,062)	(10.1%)	$(151)	(1.0%)	$(911)	603.3%

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(2,500)	(11.3%)	$(1,924)	(6.7%)	$(576)	29.9%

For the three months ended March 31, 2007, we recorded an income tax benefit of $1.1 million. For the same quarter in fiscal 2006, we recorded an income tax benefit of $0.1 million. The provision for income taxes for the six months ended March 31, 2007 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the company reported a discrete tax benefit of approximately $432,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to Incentive Stock Options as well as other miscellaneous non-deductible items.

Additionally, the Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.2 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments. On January 5, 2007, the Indian Tax Authorities issued an order allowing the company to claim a tax exemption for the year 2001-2002.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	September 30 2006	Change
Cash and cash equivalents	$6,246	$20,815	$(14,569)
Short-term and long-term investments	71,121	56,786	14,335

Total cash, cash equivalents and marketable debt securities	$77,367	$77,601	$(234)

At March 31, 2007, our cash and cash equivalents totaled $6.2 million, as compared to $20.8 million at September 30, 2006. At March 31, 2007 our short-term and long-term treasury investments totaled $71.1 million as compared to $56.8 million at September 30, 2006. In aggregate, cash, cash equivalents and investments in marketable securities as of March 31, 2007 totaled $77.4 million, compared to $77.6 million at September 30, 2006.

	Six Months Ended
	March 31, 2007	March 31, 2006	Change
Cash provided by (used in) operating activities	$(870)	$2,326	$(3,196)
Cash used in investing activities	(14,415)	(2,687)	(11,728)
Cash provided by financing activities	611	1,738	(1,127))
Effect of exchange rates on cash	105	7	98

Net increase (decreased) in cash and cash equivalents	$(14,569)	$1,384	$(15,953)

Net cash used in operating activities was $0.9 million for the six months ended March 31, 2007, as compared to net cash provided by operating activities of $2.3 million for the six months ended March 31, 2006. The decrease in cash provided by operating activities was mainly due to decreases of $1 million of deferred revenue, $2.1 million of accounts payable and accrued liabilities, $2.7 million of changes in operating assets and liabilities for costs in excess of related billings on uncompleted contracts, prepaid expenses and other assets, taxes receivable, deferred tax assets, and other long-term assets, and $1.1 million of stock-based compensation. In addition, the decrease is partly due to increase in net loss of $3.0 million. These decreases were offset by increases of $6.7 million related to accounts receivable due to collections.

Net cash used in investing activities was $14.4 million and $2.7 million for the first six months of 2007 and 2006, respectively. The increase of $11.7 million in the use of cash resulted from increases in net purchase of investments and proceeds from maturities of investments.

Net cash provided by financing activities totaled $0.6 million and $1.7 million for the six months ended March 31, 2007 and 2006, respectively and was attributable to the proceeds from exercises of employee stock options and employee stock purchase plans during the respective periods.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, purchases of equipment, potential acquisitions, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at March 31, 2007 (dollars in thousands):

Contractual Obligations	Total		FY 2007	FY 2008 to FY 2010	FY 2011 to FY 2012	After FY 2012
Operating lease obligations	$2,566		$606	$1,449	$511	$—
Purchase obligations	9,985	(1)	2,026	6,555	1,404	—

Total operating lease and purchase obligations	$12,551		$2,632	$8,004	$1,915	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in regulation S-K Item 303 (a)(4).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities and commercial paper. Our short term investments balance of $54.2 million at March 31, 2007 consists of instruments with original maturities of less than one year. We also hold approximately $16.9 million in U.S. government obligation and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of March 31, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.4 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934, as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to us and our consolidated subsidiary is recorded, processed and made known to management on a timely basis, including during the period when we prepare our periodic SEC reports. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during our second fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP platforms could adversely affect our revenues and profitability.

From inception to May 2002, most of our revenues derived from the license of our embedded memory products. After our acquisition of In-Chip Systems, Inc. in May 2002, we expanded our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer semiconductor IP platform. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of logic and I/O products and due to lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP platforms include:

•	difficulties in convincing customers of our memory products to purchase other products from us; and

•	difficulties and delays in expanding our logic and I/O product offerings.

Our quarterly operating results may fluctuate significantly and any failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary materially from quarter to quarter include:

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

We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including:

•	the lengthy and expensive process of building a relationship with potential customers;

•	competition with the customers’ internal design teams and other providers of semiconductor IP as our customers may evaluate these alternatives for each design; and

•	the need to persuade semiconductor companies to rely on us for critical technology.

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

We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first six months of fiscal 2007 and 2006, we recorded royalty revenues of approximately $5.9 million and $8.2 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

It is difficult for us to verify royalty amounts owed to us under our licensing arrangements.

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

Products that do not meet customer specifications or contain material defects could damage our reputation and cause us to lose customers and revenue.

The complexity and ongoing development of our products could lead to design or manufacturing problems. Our semiconductor IP products may fail to meet our customers’ design or technical requirements, or may contain defects, which may cause our customers to fail to complete the design and manufacturing of their products in a timely manner. Any of these problems may harm our customers’ businesses. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenue, an increase in product returns and the loss of existing customers or failure to attract new customers. These problems may adversely affect customer relationships, as well as our business, financial condition and results of operations.

As advanced process nodes become more complex we may have difficulty in delivering product specifications in similar timeframes and at comparable costs to older process nodes.

The increasing complexity of our products at advanced nodes requires different customer engagements and validation strategies. Such changes require the acceptance of different business terms and schedules by our customers. They also may require an increase of test silicon for purposes of validating performance parameters. Such changes may impact our ability to acquire new customers and could increase our operating expenses.

Our international operations may be adversely affected by instability in the countries in which we operate.

We currently have subsidiaries or branches in the Republic of Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face an increased level of violence and terror. India is experiencing rising costs and in certain industries, intense competition for highly qualified personnel. Armenia, only independent since 1991, has suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

Sales to customers located outside North America accounted for 60% and 63% of our revenues for fiscal years ended September 30, 2006 and 2005, respectively. For the six months ended March 31, 2007 and 2006, sales to customers located outside North America accounted for 61% and 58% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have two customers that generated more than 10% of our revenue for the quarter ended March 31, 2007. We have one customer that generated more than 10% of our revenue for the quarter ended March 31, 2006. For the six months ended March 31, 2007 and 2006, one customer accounted for more than 10%, respectively, of our total revenues. Since fiscal year 2001, our five largest customers have represented between 25-47% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net loss of $3.0 million for the first six months ended March 31, 2007. We recorded a net loss of $0.9 million for fiscal 2006. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

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

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2003 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.2 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, Chairman of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, have adopted stock trading plans under

Rule 10b5-1 of the Securities Exchange Act of 1934. Both plans are in effect for a one-year period ending on December 2007, and are subject to predetermined price and volume limits. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Furthermore, our officers, directors and principal stockholders controlled as of December 31, 2006 approximately 63% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock. In addition, in February 2007, we executed change in control agreements with our executive officers, which provide severance benefits following a termination without cause, or for good reason, following a change in control. The existence of these agreements and potential pay-outs could act as a deterrent to a potential acquiror.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on March 2, 2007. The stockholders approved the following proposals:

1.	Election of two Class I directors to serve for a three year term until the annual meeting of stockholders in 2010 and until their successors are elected and qualified.

Nominee	For	Withheld
J. Daniel McCranie	19,812,966	660,171
Robert H. Smith	19,888,425	584,712

2.	To ratify the appointment of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

For	Against	Abstain	Broker Non-Votes
20,399,586	71,951	1,600	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Exhibits
31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	VIRAGE LOGIC CORPORATION

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