Form 10-Q
period 2007-06-30
VIRAGE LOGIC CORP
filed 2007-08-08
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 7, 2007, there were 23,149,303 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC COR PORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2007	September 30, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$14,666	$20,815
Short-term investments	43,796	49,253
Accounts receivable, net	9,431	15,935
Costs in excess of related billings on uncompleted contracts	1,070	656
Current deferred tax assets	1,527	1,527
Prepaid expenses and other	3,782	3,369
Taxes receivable	2,105	1,711

Total current assets	76,377	93,266
Property, equipment and leasehold improvements, net	3,938	4,842
Goodwill	9,782	9,782
Other intangible assets, net	1,706	1,990
Deferred tax assets	13,236	8,562
Long-term investments in marketable securities	20,438	7,533
Other long-term assets	481	300

Total assets	$125,958	$126,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829	$446
Accrued expenses	4,756	4,797
Deferred revenue	7,801	8,896
Income taxes payable	2,680	2,626

Total current liabilities	16,066	16,765
Deferred tax liabilities	692	692

Total liabilities	16,758	17,457

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,145,439 and 23,027,662 as of June 30, 2007 and September 30, 2006, respectively	23	23
Additional paid-in capital	134,667	130,620
Accumulated other comprehensive income	873	309
Accumulated deficit	(26,363)	(22,134)

Total stockholders’ equity	109,200	108,818

Total liabilities and stockholders’ equity	$125,958	$126,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenues:
License	$8,207	$11,084	$24,433	$31,852
Royalties	3,079	4,262	8,945	12,415

Total revenues	11,286	15,346	33,378	44,267

Cost and expenses:
Cost of revenues	2,869	4,151	9,972	11,367
Research and development	5,301	5,473	15,201	16,429
Sales and marketing	4,050	4,027	11,467	12,585
General and administrative	1,789	2,150	6,871	7,615
Restructuring charges	580	—	580	—

Total cost and expenses	14,589	15,801	44,091	47,996

Operating loss	(3,303)	(455)	(10,713)	(3,729)
Interest income and other income (expenses), net	961	924	2,878	2,208

Income (loss) before income taxes	(2,342)	469	(7,835)	(1,521)
Income tax provision (benefit)	(1,106)	2,059	(3,606)	135

Net loss	$(1,236)	$(1,590)	$(4,229)	$(1,656)

Net loss per share:
Basic	$(0.05)	$(0.07)	$(0.18)	$(0.07)

Diluted	$(0.05)	$(0.07)	$(0.18)	$(0.07)

Weighted average shares used in computing per share amounts:
Basic	23,076	22,384	23,096	22,393

Diluted	23,076	23,384	23,096	22,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,229)	$(1,656)
Adjustment to reconcile net loss to net cash provided by operating activities:
Recovery of doubtful accounts	—	(417)
Depreciation and amortization	1,387	1,461
Amortization of intangible assets	284	290
Stock-based compensation	3,413	5,368
(Gain) Loss on disposal of property and equipment	(1)	10
Non-cash restructuring charges	31	—
Changes in operating assets and liabilities:
Accounts receivable	6,504	2,281
Costs in excess of related billings on uncompleted contracts	(435)	560
Prepaid expenses and other assets	(325)	240
Taxes receivable	(395)	(700)
Deferred tax assets	(4,675)	(943)
Other long-term assets	(180)	420
Accounts payable and accrued liabilities	257	910
Deferred revenue	(1,095)	48
Income taxes payable	40	977

Net cash provided by operating activities	581	8,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182)	(1,195)
Purchase of investments	(85,853)	(28,540)
Proceeds from maturities of investments	78,453	28,616
Proceeds from disposal of property and equipment	1	—

Net cash used in investing activities	(7,581)	(1,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and employee stock plans	653	2,416

Net cash provided by financing activities	653	2,416

Effect of exchange rates on cash	198	(154)

Net (decrease) increase in cash and cash equivalents	(6,149)	9,992
Cash and cash equivalents at beginning of period	20,815	26,841
Cash and cash equivalents at end of period	$14,666	$36,833

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2006 contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of the management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2007.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $36,000 and $53,000 during the nine months ended June 30, 2007 and 2006, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of June 30, 2007 and 2006 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of June 30, 2007 and 2006, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $20.4 million and $7.5 million with maturity dates greater than one year for the periods ended June 30, 2007 and September 30, 2006, respectively.

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”). We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2007 was $0.8 million and $3.4 million, respectively. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2006 was $1.6 million and $5.4 million respectively. As of June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.6 million and will be amortized over a weighted average period of 2.8 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and nine month periods ended June 30, 2007 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Cost of revenue	$159	$637
Research and development	246	863
Sales and marketing	287	922
General and administrative	88	991

Stock-based compensation expense	780	3,413
Related income tax benefits	(224)	(850)

Stock-based compensation expense, net of tax benefits	$556	$2,563

Net stock-based compensation expense, per common share:
Basic	$0.02	$0.11

Diluted	$0.02	$0.11

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Volatility	50%	68%	53%	70%
Risk-free interest rate	5.0%	5.1%	4.8%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.3 years	4.3 years	4.3 years	4.3 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair value of options granted during the three and nine months ended June 30, 2007 were $3.29 and $3.77, respectively.

Restricted Stock Units (“RSU”)

During the first quarter of fiscal year 2007, the Company began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers. Restricted stock units generally vest over a four-year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following table summarizes the activity of the Company’s unvested restricted stock units as of June 30, 2007 and changes during the nine months ended June 30, 2007, is presented below:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	—	—
RSU granted	187,615	$5.73
RSU vested	—	—
RSU canceled	(25,700)	$8.82

Nonvested as of June 30, 2007	161,915	$8.37

Stock-based compensation cost for restricted stock units for the nine months ended June 30, 2007 was $0.4 million. As of June 30, 2007, the total unrecognized compensation cost related to unvested awards not yet recognized is $1.0 million and is expected to be amortized over a weighted average period of 1.9 years.

Equity Incentive Plans

The Company has three incentive plans: 1997 Equity Incentive Plan, 2001 Incentive and Non-statutory Stock Option Plan and 2002 Equity Incentive Plan. In November 2006, the Company began issuing Stock Settled Appreciation Rights (“SSARs”) which provide the holder the right to receive an amount settled in shares of our common stock at the time of the exercise. Under our equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of our common stock at the time of grant.

Information with respect to the Equity Incentive Plans for the nine month period ended June 30, 2007 is summarized as follows:

	Shares Available for Grant	Number of Awards Outstanding	Weighted Average Exercise Price
Balance at September 30, 2006	1,606,423	5,631,700	$10.14
SSARs granted	(1,032,050)	1,032,050	$7.96
Restricted stock units granted	(187,615)	187,615	—
Options exercised	—	(106,823)	$5.30
Options canceled	938,569	(938,569)	$11.10
Restricted stock units canceled	25,700	(25,700)	—

Balance at June 30, 2007	1,351,027	5,780,273	$9.42

The following table summarizes information about stock options and SSARs outstanding and exercisable at June 30, 2007:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$ 0.13-$5.61	690,348		4.49	$3.77	$2,461	689,963	4.48	$3.77	$2,461
$ 5.65-$7.76	858,990		9.27	$7.30	$169	200,241	7.28	$7.26	$62
$ 7.78-$7.89	746,506		9.07	$7.84	$—	197,958	9.19	$7.84	$—
$ 7.98-$8.87	719,414		8.40	$8.73	$—	287,353	7.06	$8.67	$—
$ 8.91-$10.11	602,875		7.24	$9.45	$—	385,824	6.65	$9.52	$—
$10.13-$11.62	624,929		7.54	$10.74	$—	563,491	7.48	$10.71	$—
$11.64-$15.70	565,684		5.08	$13.72	$—	554,745	5.03	$13.71	$—
$15.80-$16.11	565,562		5.10	$16.09	$—	556,470	5.05	$16.09	$—
$16.55-$22.81	244,050		5.06	$17.07	$—	230,992	4.90	$17.07	$—

Total	5,618,358	*	7.11	$9.69	$2,630	3,667,037	5.98	$10.45	$2,523

* Table of awards outstanding does not include 161,915 unvested restricted stock units.

Awards vested and expected to vest as of June 30, 2007	5,314,344		6.02	$9.78	$2,613

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.34 at of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 and 2006 was 0.8 million and 1.1 million, respectively.

The total fair value of awards vested during the nine months ended June 30, 2007 and 2006 was $2.3 million and $5.1 million, respectively. The total intrinsic value of awards exercised during the nine month periods ended June 30, 2007 and 2006 was $0.4 million and $1.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2007 and 2006 was approximately $0.6 million and $2.3 million, respectively.

A summary of the status of the Company’s nonvested stock options and SSARs as of June 30, 2007 and changes during the nine months ended June 30, 2007, is presented below:

	Awards
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	2,417,164	$5.17
Awards granted	1,032,050	$1.70
Awards vested	(427,846)	$5.47
Awards canceled	(938,569)	$6.38

Nonvested as of June 30, 2007	2,082,799	$4.15

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,236)	$(1,590)	$(4,229)	$(1,656)

Weighted average shares outstanding — Basic	23,076	22,384	23,096	22,393
Effect of potentially dilutive securities	—	—	—	—

Weighted average shares outstanding — Diluted	23,076	22,384	23,096	22,393

Net loss per basic share	$(0.05)	$(0.07)	$(0.18)	$(0.07)

Net loss per diluted share	$(0.05)	$(0.07)	$(0.18)	$(0.07)

For the computation of net loss per share for the three and nine months ended June 30, 2007, the Company excluded options totaling approximately 4.7 million shares from the calculation of the net loss per share as they are anti-dilutive. Additionally, for the three and nine months ended June 30, 2006, the Company excluded options totaling approximately 3.5 million and 4.1 million shares, respectively, from the calculation of the net loss per share as they were anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments and foreign currency translation adjustments.

Total comprehensive loss for the three and nine months periods ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(1,236)	$(1,590)	$(4,229)	$(1,656)
Foreign currency translation adjustments, net of tax	(190)	(5)	(364)	(26)
Changes in unrealized gain on investments, net of tax	21	14	17	40

Comprehensive loss, net of tax	$(1,405)	$(1,581)	$(4,576)	$(1,642)

NOTE 4 – SEGMENT INFORMATION

The Company operates in one industry segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os, and the sale of the individual platform components and has one reportable segment.

Our Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total Revenue by Geographic Area
United States	$4,897	$5,605	$12,555	$16,016
Canada	154	908	1,076	2,623
Japan	777	817	1,515	2,698
Taiwan	1,427	4,367	7,168	11,363
Europe, Middle East and Africa (EMEA)	2,701	2,344	7,939	6,177
Other Asia (China, Malaysia, South Korea and Singapore)	1,330	1,305	3,125	5,390

Total	$11,286	$15,346	$33,378	$44,267

Total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total License Revenue by Process Node
65 Nanometer technology	27%	12%	14%	9%
90 Nanometer technology	34	40	35	41
0.13 Micron technology	25	38	34	34
0.18 Micron technology	10	8	13	13
Other	4	2	4	3

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in the Republic of Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.3 million and $2.0 million as of June 30, 2007 and 2006, respectively.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of June 30, 2007.

Warranty. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2007. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

NOTE 7 – RESTRUCTURING CHARGES

During the third quarter of 2007, we initiated a restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation in order to improve our cost structure. The Company accounted for costs associated with a leased facility in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the Company accounted for the asset-related portions of the restructuring in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the third quarter ended June 30, 2007, we reduced our workforce by approximately 23 employees throughout the company. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. Facility closure costs included in the restructuring were comprised of payments required under the lease less any applicable estimated sublease income after the property was abandoned. All severance payments and severance-related benefits will be paid by December 31, 2007. Total restructuring costs accrued as of June 30, 2007 were $0.5 million which is recorded in accrued liabilities on the condensed consolidated balance sheet.

Restructuring expense for the three and nine months ended June 30, 2007 are as follows (in thousands):

	Severance	Asset Related	Facility	Total
Restructuring expense	438	31	111	580
Non-cash charges		(31)	—	(31)
Cash payments	(4)	—	—	(4)

Balance, June 30, 2007	$434	$—	$111	$545

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the nine months ended June 30, 2007, we derived approximately 49% of license revenue from the more advanced 65nm and 90nm technology processes and approximately 51% from the legacy process nodes, predominantly 0.13 and 0.18 micron technologies. The Company expects the 90nm and 65 nm technologies to drive license revenue growth in the near term as well as 45nm technologies which are beginning to see traction with some of our customers. We also expect growth in royalty revenues to be driven by the advanced 90nm and 65nm technology processes, in addition to continued production on the older process nodes.

We sell our products early in the design process, and there are time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase in periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of customer designs incorporating our products and on such designs achieving substantial market demand and related manufacturing volumes.

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

Royalty revenues for the three and nine months ended June 30, 2007 were $3.1 million and $8.9 million, respectively. Royalty revenues for the three and nine months ended June 30, 2006 were $4.2 million and $12.4 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated 10% or more of our revenue for each of the quarters ended June 30, 2007 and 2006. For the nine months ended June 30, 2007 and 2006, one customer accounted for more than 10% of our total revenues. Sales to customers located outside of North America accounted for approximately 55% and 58% of revenues for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, sales to customers located outside North America accounted approximately 59% and 58% of our total revenues. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we sell both indirectly through distributors and directly through our sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets is based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of June 30, 2007, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $11.5 million and $11.8 million at June 30, 2007 and September 30, 2006, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of June 30, 2007 the Company had an intangible asset of $1.5 million related to technology acquired through the acquisition of In-Chip Systems, Inc. in May 2002.

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2007 was $0.8 million and $3.4 million, respectively. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2006 was $1.6 million and $5.4 million respectively. At June 30, 2007 total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $7.6 million.

We value our stock-based awards and SSARs on the date of grant using the Black-Scholes model. For purposes of estimating the fair value of stock options granted during the nine months ended June 30, 2007 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model rather than any implied volatility. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options on the grant date.

Furthermore, as required under SFAS 123R, we estimate forfeitures for options granted which are not expected to vest. We calculated the pre-vesting forfeiture rate by using our historical option cancellation information.

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

Accounting for income taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $387,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $14.8 million and deferred tax liabilities of $0.7 million as of June 30, 2007. The carrying value of the Company’s net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions based on estimates and assumptions allowing us to utilize assets. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates they are realizable. At such time it is determined that it is more likely than not that the deferred tax assets are not realizable, the valuation allowance is adjusted. This assessment is based on projections of future taxable income, which is impacted in future periods by income before taxes and stock option exercises. The actual taxable income realized in the future and other factors determine how much benefit the Company ultimately realizes from the deferred tax assets.

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $2.7 million and $2.6 million as of June 30, 2007 and September 30, 2006, respectively.

In the event that actual results differ from the estimates or adjustments are made to the estimates used in determining the valuation allowance, an additional valuation allowance may be required, which could materially impact the Company’s financial position and results of operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

The table below sets forth the changes in revenues from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007 (in thousands, except percentage data):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$8,207	72.7%	$11,084	72.2%	$(2,877)	(26.0)%
Royalties	3,079	27.3%	4,262	27.8%	(1,183)	(27.8)%

Total revenues	$11,286	100.0%	$15,346	100.0%	$(4,060)	(26.5)%

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$24,433	73.2%	$31,852	72.0%	$(7,419)	(23.3)%
Royalties	8,945	26.8%	12,415	28.0%	(3,470)	(28.0)%

Total revenues	$33,378	100.0%	$44,267	100.0%	$(10,889)	(24.6)%

Revenues for the three months ended June 30, 2007 totaled $11.3 million, decreasing 26.5% from $15.3 million for the three months ended June 30, 2006. The decrease resulted from a $2.9 million decrease in license revenue and $1.2 million in royalty revenue.

Revenue for the nine months ended June 30, 2007 totaled $33.4 million, decreasing 24.6% from $44.3 million for the nine months ended June 30, 2006. The decrease resulted from a decrease of $7.4 million in license revenue and $3.5 million in royalty revenue.

For the three and nine months ended June 30, 2007 and 2006, total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total License Revenue by Process Node:
65 Nanometer technology	27%	12%	14%	9%
90 Nanometer technology	34	40	35	41
0.13 Micron technology	25	38	34	34
0.18 Micron technology	10	8	13	13
Other	4	2	4	3

Total	100%	100%	100%	100%

License revenue for the three months ended June 30, 2007 was $8.2 million, representing a decrease of $2.9 million or 26% as compared to $11.1 million for the three months ended June 30, 2006. License revenue decreased for the three months ended June 30, 2007 mainly attributed to a decrease of $2.2 million on the 0.13 micron technology, $1.6 million on the 90-nanometer partially offset by increase of $0.9 in 65 nanometer technology.

License revenue for the nine months ended June 30, 2007 was $24.4 million, representing a decrease of $7.4 million or 23.3% as compared to $31.8 million for the nine months ended June 30, 2006. The decrease for the nine months was due to an $8.1 million, or 28.9%, decline in 0.13 micron and 0.18 micron technologies, and 90-nanometer technology partially offset by a $0.7 million, or 18.6%, increase in the 65-nanometer and other larger technologies. The more advanced nodes that have recently entered the market have not yet increased revenues to offset the declines in earlier nodes. In addition, total system on a chip tape outs, which is a user of multiple memories have declined over the last year. Furthermore, we are beginning to experience a stronger sales pipeline that we did not have in the first half of fiscal 2007.

Royalties decreased by $1.2 million, or 27.8% from $4.3 million in the three months ended June 30, 2006 to $3.1 million for the three months ended June 30, 2007. For the nine months ended June 30, 2007 and 2006, royalties were $8.9 million and $12.4 million, respectively. In the first nine months of fiscal 2007, we have experienced a significant decline in royalties.

For the three and nine months ended June 30, 2007 and 2006, total revenues by geography were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Total Revenue by Geography
United States	$4,897	$5,605	$12,555	$16,016
Canada	154	908	1,076	2,623
Japan	777	817	1,515	2,698
Taiwan	1,427	4,367	7,168	11,363
Europe, Middle East and Africa (EMEA)	2,701	2,344	7,939	6,177
Other Asia (China, Malaysia, South Korea and Singapore)	1,330	1,305	3,125	5,390

Total	$11,286	$15,346	$33,378	$44,267

Costs and Expenses

The table below sets forth the changes in costs and expenses from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007 (in thousands, except percentage data):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over-Year Change
Costs and expenses:
Cost of revenues	$2,869	25.4%	$4,151	27.0%	$(1,282)	(30.9)%
Research and development	5,301	47.0%	5,473	35.7%	(172)	(3.1)%
Sales and marketing	4,050	35.9%	4,027	26.3%	23	0.6%
General and administrative	1,789	15.9%	2,150	14.0%	(361)	(16.8)%
Restructuring	580	5.1%	—	0.0%	580	—

Total costs and expenses	$14,589	129.3%	$15,801	103.0%	$(1,212)	(7.7)%

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Costs and expenses:
Cost of revenues	$9,972	29.9%	$11,367	25.7%	$(1,395)	(12.3)%
Research and development	15,201	45.5%	16,429	37.1%	(1,228)	(7.5)%
Sales and marketing	11,467	34.4%	12,585	28.4%	(1,118)	(8.9)%
General and administrative	6,871	20.6%	7,615	17.2%	(744)	(9.8)%
Restructuring	580	1.7%	—	0.0%	580	—

Total costs and expenses	$44,091	132.1%	$47,996	108.4%	$(3,905)	(8.1)%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended June 30, 2007 totaled $2.9 million, representing a decrease of $1.3 million or 30.9% over $4.2 million for the three months ended June 30, 2006. The decrease for the three months was primarily attributable to $0.8 million related to contract loss and deferred contract expenses associated with custom projects and $0.1 million stock based compensation expense related to SFAS 123R.

For the nine months ended June 30, 2007, cost of revenues totaled $10.0 million, representing a decrease of $1.4 million or 12.3% over $11.4 million for the nine months ended June 30, 2006. The reduction in cost of revenue for the nine months was primarily attributable to decreases of $0.7 million in stock based compensation expense related to SFAS 123R, deferred contract expenses and reversal of contract loss associated with custom projects, and decrease in costs allocation of $0.7 million. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, the impact of SFAS 123R and the level of license revenues.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended June 30, 2007 were $5.3 million, a decrease of $0.2 million, or 3.1%, from $5.5 million for the three months ended June 30, 2006. Research and development expense as a percentage of total revenue for the three months ended June 30, 2007 increased to 47.0% from 35.7% for the same period in fiscal 2006. The change in research and development expense was primarily due to decreases of $0.1 million expense in stock based compensation related to SFAS 123R and $0.5 million in consulting and software license and maintenance expenses, partially offset by $0.4 million increase in personnel related expenses.

For the nine months ended June 30, 2007 research and development totaled $15.2 million, representing a decrease of $1.2 million or 7.5% compared to $16.4 million for the same period in fiscal 2006. Research and development expense as a percentage of total revenue for the nine months ended June 30, 2007 was 45.5%, as compared to 37.1% for the nine months ended June 30, 2006. The change was primarily due to decreases of $0.5 million expense in stock-based compensation related to SFAS 123R, $0.5 million consulting fees related to subcontractors, $0.4 million corporate support costs, $0.5 million software license and maintenance fees, partially offset by increase of $0.7 million in personnel related expenses.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended June 30, 2007 was $4.1 million, representing an increase of $23,000 or 1% over the same period in fiscal 2006. Sales and marketing expense as a percentage of revenue was 35.9% for the three months ended June 30, 2007, compared to 26.2% for the three months ended June 30, 2006. The increase in sales and marketing expense for the three months was primarily attributable to $0.2 million expense in personnel related expenses and $0.1 million related to marketing expenses related to trade shows, partially offset by decreases of $0.1 million in stock-based compensation related SFAS 123R and $0.1 million in consulting fees and corporate support costs.

For the nine months ended June 30, 2007 sales and marketing expenses totaled $11.5 million, representing a decrease of $1.1 million or 8.9% compared to $12.6 for the same period in fiscal 2006. Sales and marketing expense as a percentage of total revenue for the nine months ended June 30, 2007 was 34.4%, as compared to 28.4% for the nine months ended June 30, 2006. The change in sales and marketing expense for the nine months was primarily due to decreases of $0.9 million expense in personnel related expenses related to commissions, $0.2 million related to outside rep commissions and $0.4 million in stock-based compensation related SFAS 123R partially offset by increases of $0.4 million in travel and entertainment and marketing and advertising expenses.

General and Administrative Expenses

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended June 30, 2007 was $1.8 million, representing a decrease of $0.4 million or 16.8% over the three months ended June 30, 2006. General and administrative expense as a percentage of total revenue was 15.9% for the three months ended June 30, 2007, compared to 14% for the same period in fiscal 2006. The change in general and administrative expense for the three months ended was mainly attributable to decreases of $0.5 million in stock-based compensation related to SFAS 123R and $0.1 million related to corporate support costs, partially offset by a decrease in recoveries of previously written off bad debt of $0.2 million.

For the nine months ended June 30, 2007 general and administrative expenses totaled $6.9 million, representing a decrease of $0.7 million or 9.8% compared to $7.6 million for the same period in fiscal 2006. General and administrative expense as a percentage of total revenue for the nine months ended June 30, 2007 was 20.6%, as compared to 17.2% for the nine months ended June 30, 2006. The change was primarily due to decreases of $0.8 million expense in stock-based compensation related to SFAS 123R, $0.8 million professional fees primarily related to accounting and auditing fees, partially offset by an increase of $0.5 million in personnel related expenses and a decrease of $0.4 million for recoveries of previously written-off bad debt.

Restructuring Charges

Restructuring charges consists primarily of severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. During the nine months ended June 30, 2007, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. For the three and nine months ended June 30, 2007, restructuring expenses totaled $0.6 million of which $0.4 million were personnel related costs due to severance payments and severance related benefits and $0.2 million were related to facility closure costs including asset write off costs. There were no restructuring charges for the three and nine months ended June 30, 2006.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income, (expenses), net from the three and nine months ended June 30, 2006 to the three and nine months ended June 30, 2007 (in thousands, except percentage data):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$1,014	9.0%	$776	5.0%	$238	30.7%
Other income (expenses), net	(53)	(0.5)%	148	1.0%	(201)	(135.8)%

Total interest income and other income (expenses), net	$961	8.5%	$924	6.0%	$37	4.0%

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$3,004	9.0%	$2,067	4.7%	$937	45.3%
Other income (expenses), net	(126)	(0.4)%	141	0.3%	(267)	(189.4)%

Total interest income and other income, net	$2,878	8.6%	$2,208	5.0%	$670	30.4%

Interest income and other income (expenses), net, for the three months ended June 30, 2007 totaled $1.0 million compared to $0.9 million for the same period in fiscal 2006. Interest income and other income (expenses), net, for the nine months ended June 30, 2007 totaled $2.9 million, compared to $2.2 million for the same period in fiscal 2006. The increase in interest income was primarily due to the increased interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale, partially offset by an increase in foreign exchange loss primarily due to the relative exchange rates between U.S. dollars and India rupees.

Income Tax Provision (Benefit)

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(1,106)	(9.8)%	$2,059	13.4%	$(3,165)	(153.7)%

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(3,606)	(10.8)%	$135	0.3%	$(3,741)	(2,771.1)%

For the three months ended June 30, 2007, we recorded an income tax benefit of $1.1 million. For the same quarter in fiscal 2006, we recorded an income tax provision of $2.1 million. The benefit for income taxes for the nine months ended June 30, 2007 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported a discrete tax benefit of approximately $387,000 relating primarily to the federal research and development benefit from fiscal 2006 due to the re-instatement of the research and development credit. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to Incentive Stock Options as well as other miscellaneous non-deductible items.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2007	September 30, 2006	Change
Cash and cash equivalents	$14,666	$20,815	$(6,149)
Short-term and long-term investments	64,234	56,786	7,448

Total cash, cash equivalents and marketable debt securities	$78,900	$77,601	$1,299

At June 30, 2007, our cash and cash equivalents totaled $14.7 million, as compared to $20.8 million at September 30, 2006. At June 30, 2007 our short-term and long-term treasury investments totaled $64.2 million as compared to $56.8 million at September 30, 2006. In aggregate, cash, cash equivalents and investments in marketable securities as of June 30, 2007 totaled $78.9 million, compared to $77.6 million at September 30, 2006.

	Nine Months Ended
	June 30, 2007	June 30, 2006	Change
Cash provided by operating activities	$581	$8,849	$(8,268)
Cash used in investing activities	(7,581)	(1,119)	(6,462)
Cash provided by financing activities	653	2,416	(1,763)
Effect of exchange rates on cash	198	(154)	352

Net increase (decrease) in cash and cash equivalents	$(6,149)	$9,992	$(16,141)

Net cash provided by operating activities was $0.6 million for the nine months ended June 30, 2007, as compared to net cash provided by operating activities of $8.8 million for the nine months ended June 30, 2006. In addition to an increase in net loss of $2.6 million, the decrease in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities of $4.1 million and adjustment for non-cash charges of $1.6 million primarily associated with stock-based compensation, partially offset by a decrease in the recovery of doubtful accounts.

Net cash used in investing activities was $7.6 million and $1.1 million for the first nine months of 2007 and 2006, respectively. The increase of $6.5 million in the use of cash resulted from increases in net purchase of investments and proceeds from maturities of investments of $7.5 million, partially offset by decrease in purchase of property and equipment of $1.0 million.

Net cash provided by financing activities totaled $0.7 million and $2.4 million for the nine months ended June 30, 2007 and 2006, respectively, and was attributable to the proceeds from exercises of employee stock options and from the employee stock purchase plans during the respective periods.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, purchases of equipment, potential acquisitions, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period through equity or debt financing and there can be no assurance that we will not require additional financing beyond this time frame.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at June 30, 2007 (dollars in thousands):

Contractual Obligations	Total		FY 2007	FY 2008 to FY 2010	FY 2011 to FY 2012	After FY 2012
Operating lease obligations	$2,285		$307	$1,467	$511	$—
Purchase obligations	8,689	(1)	1,314	7,122	253	—

Total operating lease and purchase obligations	$10,974		$1,621	$8,589	$764	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in Regulation S-K Item 303 (a)(4).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities and commercial paper. Our short term investments balance of $43.8 million at June 30, 2007 consists of instruments with original maturities of less than one year. We also hold approximately $20.4 million in U.S. government obligation and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of June 30, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.4 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934, as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed and made known to management on a timely basis, including during the period when we prepare our periodic SEC reports. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during our third fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have agreements with certain third-party semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR Memory System and more recently with the introduction of our NOVeA technology, in addition to collecting royalties from third-party semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first nine months of fiscal 2007 and 2006, we recorded royalty revenues of approximately $8.9 million and $12.4 million, respectively. The continued growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 60% and 63% of our revenues for fiscal years ended September 30, 2006 and 2005, respectively. For the nine months ended June 30, 2007 and 2006, sales to customers located outside North America accounted for 59% and 58% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on third-party foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer that generated 10% or more of our revenue for each of the quarters ended June 30, 2007 and 2006. For the nine months ended June 30, 2007 and 2006, one customer accounted for more than 10% of our total revenues. Since fiscal year 2001, our five largest customers have represented between 25-47% of our revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a dramatic reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, historical revenues recorded and our future operating results.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net loss of $4.2 million for the first nine months ended June 30, 2007. We recorded a net loss of $0.9 million for fiscal 2006. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax asset which will result in the need for a valuation allowance to be recorded.

We may be unable to attract and retain key personnel who are critical to the success of our business.

We believe our future success depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to grow our business we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time, and under certain circumstances, start-up companies can offer more attractive equity incentives than we offer. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.

We may need additional capital that may not be available to us and, if raised, may dilute our stockholders’ ownership interest in us.

We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Additional equity or debt financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, Chairman of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, have adopted stock trading plans under

Rule 10b5-1 of the Securities Exchange Act of 1934. Both plans are in effect for a one-year period ending on December 2007, and are subject to predetermined price and volume limits. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Furthermore, our officers, directors and principal stockholders controlled as of June 30, 2007 approximately 58% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held our Annual Meeting of Stockholders on March 2, 2007. The stockholders approved the following proposals:

1.	Election of two Class I directors to serve for a three year term until the annual meeting of stockholders in 2010 and until their successors are elected and qualified.

Nominee	For	Withheld
J. Daniel McCranie	19,812,966	660,171
Robert H. Smith	19,888,425	584,712

2.	To ratify the appointment of Burr, Pilger & Mayer LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

For	Against	Abstain	Broker Non-Votes
20,399,586	71,951	1,600	—

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Exhibits
10.1	Agreement and Release entered into by and between Virage Logic Corporation and James R. Bailey

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	VIRAGE LOGIC CORPORATION

/s/ J. Daniel McCranie
J. Daniel McCranie
President and Chief Executive Officer

/s/ Christine Russell
CHRISTINE RUSSELL
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Agreement and Release entered into by and between Virage Logic Corporation and James R. Bailey

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002