Form 10-K
period 2007-09-30
VIRAGE LOGIC CORP
filed 2007-12-14
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2007

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2007 was approximately $57 million based upon the closing price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2007 was 23,470,470.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

VIRAGE LOGIC CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2007

PART I

With the exception of statements of historical fact, all statements made in this report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects, relationships and trends. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include an ability to forecast our business, including our revenue, income and order flow outlook, to meet financial expectations, to deliver products that meet customer specifications, to deliver our customized products in the time-frame demanded by our customers, to execute on our strategy of being a leading provider of semiconductor IP platforms, to continue to develop new products and maintain and develop new relationships with pure-play foundries and integrated device manufacturers, to overcome the challenges associated with establishing licensing relationships with semiconductor companies, to obtain royalty revenues from customers in addition to license fees, to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP platform, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we do not intend, and undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein. The discussion of our financial condition and results of operations in this report on Form 10-K should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1. Business

General

Founded in 1995, Virage Logic Corporation (Virage Logic or the Company) provides semiconductor intellectual property (IP) to more than 300 semiconductor companies worldwide. Historically we were primarily engaged in the development and marketing of embedded memory products. After the acquisition of In-Chip Systems, Inc. in May 2002, we expanded our physical IP product offering to also include logic and input/output interface components products. In August 2007, we acquired Ingot Systems, Inc. (Ingot), a privately held provider of functional, or application specific IP (ASIP), including Double Data Rate (DDR) memory controllers, Physical Interfaces (PHYs), and Delay Locked Loops (DLLs). The expansion of our product offerings positions us to be even more attractive to our customers’ semiconductor design efforts by providing high value IP across a broad spectrum of the functional elements of the chip.

These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are forming the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) IP and development infrastructure for embedded test and repair of on-chip memory instances, (4) software development tools used to design memory compilers, (5) embedded non-volatile memory instances, (6) logic cell libraries, (7) I/Os, and (8) DDR memory controller components. We also provide custom design services to the semiconductor industry.

Our customers include leading fabless semiconductor companies such as Agilent Technologies, Inc. (Agilent), Altera Corporation (Altera), Broadcom Corporation (Broadcom), Conexant Systems, Inc. (Conexant), Ikanos Communications Inc. (Ikanos), Intel Corporation (Intel), Kawasaki Microelectronics (K-Micro), LSI

Corporation (formerly LSI Logic and Agere), Marvell Technology Group, Ltd (Marvell), PMC-Sierra, Inc. (PMC-Sierra), SigmaTel, Inc. (SigmaTel), TranSwitch Corporation (TranSwitch), Thomson Silicon Components (Thomson), and Via Technologies, Inc. (Via Technologies) as well as leading integrated device manufacturers (IDMs) such as, Avago Technologies (Avago), AMI Semiconductor, Inc. (AMI Semiconductor), Analog Devices, Inc. (Analog Devices), Atmel Corporation (Atmel), Freescale Semiconductor, Inc. (Freescale), Infineon Technologies, Inc. (Infineon), NEC Corporation (NEC), NXP (formerly Philips Semiconductor B.V.), Sharp Electronics Corporation (Sharp), Sony Corporation (Sony), STMicroelectronics (STMicro), Texas Instruments (TI), and Toshiba Corporation (Toshiba). Finally, we have strategic commercial relationships with semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), Chartered Semiconductor Manufacturing (Chartered), Dongbu HiTek Ltd. (Dongbu HiTek), Grace Semiconductor (Grace), HeJian, IBM Corporation (IBM), MagnaChip, SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower) and United Microelectronics Company (UMC).

We develop our embedded memory, logic, I/O, DDR, PHY and DLL products to comply with the silicon manufacturing processes used for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the pure-play semiconductor manufacturing facilities or foundries, which these companies rely on to manufacture the integrated circuits (ICs) for their products. We also pre-test certain products before their release to the market by designing and manufacturing specialty ICs containing our semiconductor IP targeted for specific processes, so that we can provide our customers with silicon data and help ensure that ICs designed with our semiconductor IP will be manufacturable, while providing desired production yields. Our products are certified for production by several of the established pure-play foundries such as Chartered, IBM, TSMC, and UMC, as well as some of the emerging pure-play foundries such as Dongbu HiTek, Grace, HeJian, MagnaChip, SilTerra, SMIC, and Tower that are used by fabless semiconductor companies. Because we ensure that certain products are silicon-proven and production ready, our customers can proceed with confidence and benefit from shorter design times for new product development and reduced design and manufacturing costs.

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

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Industry Background

The proliferation of consumer and wireless products, the growth of the Internet, and the development of higher speed computers and more robust visual communication systems is creating demand for electronic devices that offer higher complexity and higher performance while consuming less power in order to meet complex functional requirements. The designers of these products are seeking semiconductor process technologies that will enable them to minimize the power, decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, custom function logic, graphics and memory elements, to be contained on a single silicon chip, called System-on-Chip (SoC), rather than on a circuit board.

Successful SoC design depends upon the reliable integration of the various components of the chip. Each component must comply with the manufacturing standards, or design rules, of the manufacturing facility that will produce the chip. Since different technical expertise and IP is required for each component of a SoC, it is excessively expensive for many companies to internally develop all of the various IP needed for these components. In addition, the designers of products that use SoCs are facing increased market pressure to rapidly introduce new products, which shorten the time available for research and development involved in the design of a SoC and to reduce development costs. In order to meet the continuously increasing technical expertise requirements for the design of a SoC and the time constraints involved in such design, many semiconductor companies are focusing on their core competencies, or value-add, and are increasingly relying on external sources for the technical expertise and IP for various components of their SoC designs. The use of silicon-proven third party IP components helps enable semiconductor companies to meet market pressures while allowing them to continue to focus on the components of the SoC that constitute their core competencies.

The increasing demand for a broad range of consumer electronics, high-performance computing and communications applications and the availability of increased bandwidth for Internet applications has made memory an increasingly critical element of the overall operation of SoCs used for these applications. Historically, integrated circuit designs were dominated by the logic function, while memory storage was typically provided in external devices. However, the market demand for increased system operating speed and increasingly smaller consumer devices results in increased integration of the memory storage elements inside the SoCs, resulting in smaller, faster and more power efficient products. This trend of embedding memory also resulted in the requirement for more specialized memory elements. The need for this proximity, as well as advances in semiconductor technology and the ability to customize the size and configuration of memory functions within a SoC, is creating increased demand for embedded memory components. It is now common for SoCs to contain many memories with different functions configured in different sizes and shapes to optimize the area and functionality of the chip. The Semiconductor Industry Association (SIA) forecasts that the amount of area dedicated to memory in a typical SoC will grow to more than 80 percent by 2010.

Semiconductor companies face significant challenges in designing low power, high-performance and area efficient memories that can be easily integrated with other components for their SoC devices. Due to continuing advancements in the semiconductor manufacturing lithography processes, new circuit design elements have generally been required every few years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory design technology advancements. These factors have created a market need for third-party providers of highly reliable, low power, high-performance and area efficient IP components as memory, logic and I/O IP, as well as a variety of functional IP components such as high-speed interfaces, including highly complex memory controllers.

The Virage Logic Strategy

Our objective is to be the premier supplier of semiconductor IP solutions to the global semiconductor industry and our mission is to serve as the semiconductor industry’s trusted IP partner. With this in mind, the Company has identified four key goals that provide the foundation for building a scalable, profitable business.

Build Virage Logic into the Company that is Truly the Semiconductor Industry’s Trusted IP Partner

As the semiconductor industry continues to streamline and specialize in order to maximize differentiation and ultimately competitiveness and profitability, leading semiconductor companies are looking for reliable suppliers that can become a virtual extension of their internal research and development (R&D) groups. As such, we see great opportunity for Virage Logic to serve as the semiconductor industry’s trusted IP partner. Over the last decade, we have become a highly specialized, and therefore highly efficient developer of semiconductor IP, and today more than 300 customers look to Virage Logic to provide much of the core building blocks of their SoC designs.

We intend to be a preferred IP supplier and trusted IP partner to the leading fabless semiconductor companies. Most fabless semiconductor companies, or semiconductor companies that do not internally manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and I/O elements to incorporate in their chips because these elements may be outside of their core competencies. The leading fabless companies need access to physical IP very early in the life of a new process technology. In addition, leading foundries need reliable physical IP in order to offer manufacturing capabilities to their early adopters. Time-to-market pressure does not allow early adopters to wait for physical IP to be developed. For that reason, there is a need for tight partnership and concurrent development of manufacturing processes, physical IP and SoC designs. The concurrent nature of development does not allow for the traditional supplier-user relationship. It requires joint planning, collaboration and execution during the development process. For that reason, partnerships between foundries, fabless companies and physical IP providers are a necessary condition for the successful introduction of advanced SoCs on advanced process nodes. In addition, early mainstream customers often need customization of standard physical IP in order to accommodate advanced product specifications. This customization requires a reliable IP partner that can respond in a timely fashion with predictable quality in order to achieve first time silicon success. As a result, Virage Logic has established itself as a trusted IP partner and has licensed its IP to many leading semiconductor companies and pure-play foundries.

The four key qualifications that enable us to serve as the semiconductor industry’s trusted IP partner are the following:

•

Technology Leadership—Engineering and R&D comprise more than 75 percent of our company’s headcount, which has enabled Virage Logic to establish a long history of being first to market with innovative, leading IP solutions. We have a proven track record of being first to market with products at the advanced manufacturing process technologies such as 90-nanometer, 65-nanometer, and now 45-nanometer. We were the first IP company with silicon-proven IP for TSMC’s 65-nanometer process and at 45-nanometer, TSMC named Virage Logic as their Early Development Partner. In addition to technology leadership, we have a proven record of technology innovation. Examples include the STAR™ Memory System, the industry’s first commercially available embedded self-test and repair memory system and NOVeA®, the industry’s first commercially available non-volatile Flash memory on a standard CMOS logic process.

•

Proven Execution—In early 2007 we made the decision to separate our R&D efforts from our Engineering activities and we established an Advanced Development group that is focused on building next generation standard products. Dr. Alex Shubat, the Company’s co-founder and CTO, leads the Advanced Technology group and in January 2007, Sherif Sweha, a 20+ year Intel engineering executive, joined Virage Logic to run the Engineering group. The two groups have worked to improve quality and delivery performance; and improve our overall productivity to aid in the fundamental scalability of the organization. They created a new suite of advanced memory compilers and logic libraries to allow us to be first to market with the advanced nodes, as well as allow us to now offer standard products as opposed to solely custom solutions which again is aiding in the fundamental scalability of the Company. The focus in these areas has been significant and reinforces the Company’s proven execution reputation.

•

An Integral Part of the SoC Design and Manufacturing Ecosystem—as a provider of third-party semiconductor IP, we work closely with our partners–including Design Services, Electronic Design Automation (EDA) and Test, IP and Foundry companies–to help increase interoperability and provide access to complete solutions that enable mutual customers to reduce their design time and improve manufacturability of their electronics products.

We work with all of the established pure-play foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and I/O elements that are silicon-proven for a specific foundry’s manufacturing process, directly to that foundry’s customer base. Our close associations with these foundries also gives us early access to information for advanced processes, thereby enabling us to be among the first to market products on smaller process geometries.

•

Portfolio of Business and Engagement Models—We offer a variety of business and engagement models that offer fabless, integrated device manufacturer (IDM) and Foundry customers the flexibility to engage with us to a level that is most beneficial for their business objectives. From a single instance or project based engagement to a multi-year, multi-product engagement, we offer engagement models that suite the broad range of end-customer requirements.

Another example of our broad range of engagement models was developed in direct response to the emerging pure-play foundries’ desire to strengthen their competitive position by introducing an expanded distribution model. The “Foundry Pays” model was developed to enable emerging foundries to license Virage Logic’s IPrima® Foundation IP platform and make it available free-of-charge to their end customers. Customers benefit with free access to Virage Logic’s advanced IP and have the option to tap into Virage Logic’s superior customer support services offering. When this was first introduced in 2005, Dongbu HiTek, SilTerra, SMIC and Tower took advantage of the new Foundry Pays distribution model. Today, this model has been expanded and is being used in a targeted way at TSMC, UMC, and Chartered. We believe the expansion of our business model, from a customer-paid licensing and wafer-based royalty-bearing model to include an option for foundries to license and provide IPrima Foundation IP free-of-charge, underscores the growing demand for our advanced process technology IP solutions and enables our foundry partners to better meet the needs of their global customers.

Make Virage Logic the Company that is Always First to Market.

As semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a global team of engineers to design and develop first to market semiconductor IP products for advanced manufacturing processes and we believe executing on this strategy should enable us to gain market share among early adopters of advanced processes. In addition we have demonstrated the ability to be first to market in supporting new industry standards such as the DDR3 protocol.

Broaden Virage Logic’s Product Portfolio

We have a two pronged strategy that calls for the expansion of our product portfolio through both organic and inorganic growth. Our Advanced Development group is leading the organic or internal product development efforts while the recent acquisition of Ingot Systems and their Double Data Rate IP business is an example of how we have expanded, and intend to continue to expand our product portfolio with complementary IP product offerings.

Build a Strong Demand Creation Capability

In FY2007, we analyzed sales productivity in all regions and made personnel and structural changes to improve overall efficiency and strengthen our global demand creation capability. As a result of these changes, our license pipeline has grown throughout the year.

We also intend to expand our existing distribution channels by continuing to selectively hire direct sales force members to serve key markets worldwide. In addition to our sales subsidiary in Japan and distributors in Taiwan, China and Korea, we expanded our reach in Asia by adding another well-established, independent distributor in China, and forged new distributor relationships in Malaysia and Singapore. We also intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic Intellectual Property Partner (VIP) Program to leverage their extensive United States and international sales organizations.

In summary, we believe that by focusing the Company on the four key objectives outlined above, we will be able to firmly establish Virage Logic as the semiconductor industry’s trusted IP partner.

The Virage Logic Overview

Founded in 1995, Virage Logic rapidly established itself as a technology and market leader in providing advanced embedded memory intellectual property (IP) for the design of complex integrated circuits. In May 2002, the Company acquired In-Chip Systems and added logic libraries and I/Os to its growing product portfolio.

In 2005, to help SoC designers address the complex predictability and manufacturability challenges at advanced process nodes, Virage Logic pioneered a new class of semiconductor IP called Silicon Aware IP™. The Company's Silicon Aware IP offering (embedded memories, logic libraries and I/Os) incorporates silicon behavior knowledge for increased predictability and manufacturability. This intelligence includes hardware implementations for optimal yield in the design phase and extends to include test, repair, and diagnostics for manufacturability. Because Silicon Aware IP understands the behavior of silicon and is able to address post-silicon issues, it is key in helping designers maximize yield, increase test quality, increase reliability, speed time-to-volume, and improve overall manufacturability.

Most recently, through its acquisition of Ingot Systems in August 2007, Virage Logic further expanded its product offering to include Application Specific IP solutions such as Double Data Rate memory controllers and design services.

As the semiconductor industry's trusted IP partner, Virage Logic has focused its efforts on developing a highly differentiated product portfolio that provides higher performance, lower power, higher density and optimal yield to foundries, integrated device manufacturers and fabless customers. Our customers develop products for the consumer, communications and networking, hand-held and portable, computer and graphics, automotive and defense markets.

The company makes its products available for the manufacturing processes of both the established and emerging pure-play semiconductor foundries in order to provide customers with flexibility in manufacturing choices. Further, the Company uses its FirstPass-Silicon Characterization Lab™ for certain products to help ensure high quality, reliable IP across a wide range of foundries and process technologies. Finally, the company prides itself on providing superior customer support and was named the 2006 Customer Service Leader of the Year in the Semiconductor IP Market by Frost & Sullivan.

Key benefits of Virage Logic’s solution include the following:

•

Single Source Supplier. By integrating and tuning embedded memories, logic and I/Os and providing them as an integrated semiconductor IP platform, we are able to save our customers time and costs in product development. In addition, with our new Application Specific IP product portfolio, we are able to expand our position as a single source supplier for the global SoC design community.

•

Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM and non-volatile.

•

Logic Design Expertise. Our Logic cell libraries are developed based on patented technology that addresses the key challenges of advanced manufacturing processes. We have a dedicated design team of engineers focused exclusively on logic cell library research, development and design.

•

Memory Controller Design Expertise. Through the acquisition of Ingot Systems in August 2007, we gained an engineering team specialized in the specification and design of highly efficient DDR memory controllers, a critical component for efficient utilization of on-board dynamic memory devices.

•

Broad Product Line. We offer multiple types of memory compilers, logic libraries, I/Os, DDRs, PHYs and DLLs for advanced 0.15 micron, 0.13 micron, 90-nanometer, 65-nanometer and 45-nanometer (nm) processes, along with the older 0.25 micron and 0.18 micron processes. Our compilers allow our customers to generate the exact configuration of embedded memory needed for their SoC designs. The increasingly smaller process geometries provide designers the opportunity for greater chip functionality as well as lower cost chips.

•

Silicon Verified Solutions. Many of our physical IP products are verified and tested at a particular manufacturing process using specialized ICs (commonly referred to as silicon-proven), before being delivered to a customer. This verification substantially reduces the risk that the physical IP element will be incompatible with the host manufacturing process and thereby reduces costly development and manufacturing delays which our customers might experience from using IP that has not been silicon-proven. Our physical IP alone has been purchased by over 300 customers for manufacture at leading pure-play foundries and internal manufacturing processes.

Virage Logic’s Semiconductor IP Product Portfolio

We offer a wide range of semiconductor IP including the following:

•	Semiconductor IP platforms

•	Embedded memory, logic and I/O elements;

•	IP and development infrastructure for embedded test and repair of on-chip memory instances;

•	Software development tools used to build memory compilers; and

•	DDR memory controllers, PHYs and DLLs.

Our Semiconductor IP Platforms. We provide semiconductor IP platforms called IPrima® Foundation. These platforms, comprising the ASAP™ Memory High-Density (HD) Memories, ASAP™ Logic HD Standard Cells and Base I/O Libraries are technology optimized, meaning they are tuned to a particular foundry and process and are built to satisfy a wide range of design requirements. IPrima® Foundation users also have optional access to Virage Logic’s rich portfolio of highly differentiated IP, including the industry’s first commercially available integrated embedded self-test and repair memory, the STAR™ Memory System, as well as the ASAP Memory High-Speed (HS) and Ultra-Low Power (ULP) product lines, the patented ASAP Logic Ultra-High-Density (UHD), High-Density (HD), and High-Speed (HS) Standard Cell Libraries and the patented ASAP Logic HD and HS Metal Programmable Cell Libraries. The IPrima Foundation platforms meet the critical requirements of reducing SoC costs, boosting performance and ensuring reliability, while satisfying shrinking development budgets and improving time-to-profitability.

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

Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their SoC designs. Our compiler products include:

•

SiWare™ Memory. The SiWare Memory product line of silicon aware compilers provides what we believe to be the world’s most power-optimized memories for advanced processes at 65-nanometer and 45-nanometer. These high performance memory compilers minimize both static and dynamic power consumption and provide optimal yields. SiWare Memory high-density compilers are optimized to generate memories with the absolute minimum area. SiWare Memory high-speed compilers are designed to help designers achieve the most aggressive critical path requirements.

•

ASAP™ Memory. These compilers are optimized for high-density, high-performance and low power consumption and can generate memories up to 512 kilobits in size. The ASAP Memory product line is available in many different memory types including single- or dual-port register file, single- or dual-port SRAM, synchronous or asynchronous SRAM and ROM.

•

STAR Memory System. Our STAR Memory System provides what we believe to be the most integrated solution for the cost effective embedding, on-chip testing and repairing of multi-megabit memories. SiWare Memories, High-Speed, High-Density and Ultra-Low-Power STAR and ASAP memories can be incorporated into a STAR Memory System to address a broad range of SoC design requirements. The STAR Memory System consists of a complete solution allowing users to select and automatically integrate all of the pieces associated with the system. The STAR Shared Fuse Processor allows users to reduce routing complexity and drastically reduce fuse area while the STAR Builder automated integration tool enables users to better meet aggressive time-to-market requirements. With some customers experiencing yield improvements of up to 250 percent, the STAR Memory System can potentially save millions of dollars in recovered silicon, substantially reduce test costs, and achieve shorter time-to-volume.

•

STAR™ Yield Accelerator. The new STAR Yield Accelerator product is offered as an add-on to the STAR Memory System. It delivers a complete solution for automated silicon verification, vector generation, silicon analysis, and yield ramping of embedded memories. Integrated with the industry leading STAR Memory System embedded test and repair solution, STAR Yield Accelerator dramatically reduces silicon time-to-test, time-to-product bring-up, and time-to-volume production.

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

Our Logic Semiconductor IP. We provide logic libraries through our SiWare™ Logic and ASAP™ Logic product lines. These products are designed to improve logic block area utilization and SoC performance while decreasing the price and power consumption of the overall chip. We deliver our logic semiconductor IP to our customers through the same manner as our embedded memory semiconductor IP.

•

SiWare Logic. The SiWare Logic product line includes yield-optimized standard cells for a wide variety of design applications at 65-nanometer and 45-nanometer with multiple threshold process variants. SiWare logic libraries are offered using three separate architectures to optimize circuits for Ultra-High-Density, High-Speed, or general use. SiWare Ultra-Low-Power extension libraries provide designers with the most advanced power management capabilities.

•

ASAP Logic High-Speed (HS) and High-Density (HD) Metal Programmable Cell Libraries. These cell libraries provide significant non-recurring engineering (NRE) cost savings during SoC design revisions since only a few mask layers need to be changed to modify the chip functionality.

•

ASAP Logic Ultra-High-Density (UHD), High-Density (HD), and High-Speed (HS) Standard Cell Libraries. The architecture used in these cell libraries provides significantly increased pin accessibility, which along with other features results in logic block area savings. This equates to an overall reduction in chip size and lower fabrication costs independent of the performance requirements that the customer may have.

Our Base I/O Library. Our Base Input/Output (I/O) Library contains all necessary elements to complete an I/O ring, a key element for the SoC’s communication with external electrical components.

Our Software Development Tools. Our memory development environment, Embed-It!® allows semiconductor design companies to develop their own memory compilers with re-characterization capabilities. In addition, we also provide an end-user development tool, Embed-It! Integrator, used to create unique memory instances from a compiler database.

Our Application Specific IP Product Portfolio. Our Application Specific IP (ASIP) products are designed to meet the highest quality and performance standards for functional IP. Virage Logic ASIP products contain application specific functional IP targeted to a variety of market requirements. ASIP products are commonly based on Virage Logic’s proprietary and patented logic libraries, memory, routing methodology, and cell architecture.

•

Intelli™ DDR—the Intelli DDR memory product family offers what we believe to be the highest performance, lowest latency intelligent memory controllers for DDR1, DDR2, and DDR3, the lowest power, highest bandwidth Mobile SDR/Mobile DDR memory controllers, full featured Graphics DDR (GDDR) memory controllers, high-speed, full digital DDR SDRAM PHY+DLL solutions and memory models for popular DRAM parts.

•

Intelli™ PHY+DLL—the Intelli PHY+DLL companion for the Intelli DDR memory product is a full-digital DDR SDRAM PHY+DLL hard macro (GDSII) solution optimized for high frequency operation, as well as small die size.

•

Intelli™ Models—the Intelli Models provide flexible, easy to use, vendor independent simulation models for popular DRAM devices that enable designers to verify the functionality of an entire memory sub-system.

During fiscal year 2007, our license revenue for 0.18 micron technology accounted for 10 percent of our total license revenues, license revenue for 0.13 micron technology was 28 percent of total license revenue, license revenue for 90-nanometer technology was 36 percent of total license revenue, license revenue for 65-nanometer technology was 23 percent of total license revenue and license revenue from the sale of other products was 3 percent of total license revenue. Included within the 3 percent other products category are our products on the older process nodes, 0.25 and 0.35 micron technology. We expect royalty revenue from these products to be declining and license revenue to be insignificant in future periods. In fiscal year 2006, our license revenue for 0.18 micron technology accounted for 12 percent of our total license revenue, license revenue for 0.13 micron technology was 33 percent of total license revenue, license revenue for 90-nanometer technology was 43 percent of total license revenue, license revenue for 65-nanometer technology was 10 percent of total license revenue and license revenue from the sale of other products was 2 percent of total license revenue. Included within the 2 percent other products category are our products on the older process nodes of 0.25 and 0.35 micron technology.

ASAP Memory, ASAP Logic, SiWare Memory, SiWare Logic, Silicon Aware IP, STAR Memory System, Intelli DDR, Intelli PHY and Intelli DLL are trademarks of Virage Logic Corporation. Embed-It!, NOVeA and IPrima are registered trademarks of Virage Logic Corporation in the United States. IPrima and Silicon Aware IP are registered trademarks of Virage Logic Corporation in Europe and Japan.

Markets and Applications

We focus on markets and companies that utilize SoC technologies with high-performance, low power architectures and high-density requirements where we believe our semiconductor IP offering provides customers with significant time-to-market, design, and manufacturing cost advantages. Examples of the markets and applications in which our IP is implemented include the following:

•

Consumer Products. Digital appliances increasingly require more functionality, Internet connectivity and low power consumption. Our IP can be found in video game players, cellular phones, MP3 players, PDAs, digital cameras, high-definition televisions, cable set-top boxes and DVD players.

•

Communications and Networking Products. Communications and networking SoCs are used throughout the Internet, including in routers, switches, DSL modems, gigabit ethernet equipment, and high-bandwidth set-top boxes.

•

Computers and Graphics Products. Computation and graphics equipment such as personal computers, workstations and servers require more complex chip sets and embedded memory to achieve new features, such as advanced 3D graphics and digital signal processing, or DSP.

•

Security, Digital Rights Management (DRM), and Radio Frequency Identification (RFID) Products. With our NOVeA product, we are able to address customers’ needs for small amounts of embedded, multiple time programmable memories to enable DRM for such applications as wired and wireless network cards, secure memory cards, video games, DVD players and recorders, set-top boxes, PDAs, cellular phones, bridges and routers, DSL and cable modems, and Bluetooth enabled devices. Radio Frequency Identification applications require ultra-low-power and a small footprint. We believe that NOVeA provides the most cost-effective way to meet these requirements because it is available on standard CMOS logic processes.

•

Automotive Products. By 2010, market forecasters predict that vehicles will be expected to have data connectivity while in motion and drivers will require ever increasing interaction with information such as infotainment, navigation, and traffic monitoring as well as assistance in complex or dangerous traffic situations such as with an automated emergency braking system. As the automotive industry looks to SoCs to provide this ever increasing set of functionalities, while reducing overall costs and handling the complexity of in-car electronic systems, our semiconductor IP is well suited to help them meet these SoC design requirements.

•

Defense Products. Development of next generation of military, aerospace, security devices and special communications devices sponsored by government agencies, also known as high reliability devices, are increasingly based on complex SoCs due to the increased functionality requirements. Recently, we have experienced increased interest and business opportunities in this market segment.

Research and Development

We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of semiconductor IP. Currently, we are focusing our research and development efforts on semiconductor IP products that support the latest manufacturing processes such as 65-nanometer, 45-nanometer and 32-nanometer.

We have entered into agreements with Chartered, Dongbu HiTek, Grace, IBM, SilTerra, SMIC, Tower, TSMC, and UMC for the development and licensing of various semiconductor IP products that are targeted to these foundries’ design rules. Leveraging our relationship with these foundries, we are able to shape the focus of our research and development activities. Under our agreement with each foundry, Virage Logic owns its own IP and the foundry owns its own IP, however, both Virage Logic and the foundry jointly own any IP that is co-developed by the parties during the term of the agreement. Following any such development, we license the developed IP to third-parties that manufacture their silicon chips at the foundry. As consideration for our development efforts, the foundries pay us licensing fees, as well as royalties based on silicon chips manufactured at the foundries using our semiconductor IP. In addition, both parties agree to provide technical, marketing and sales support as appropriate.

As of October 31, 2007, we had 331 employees focused in the engineering-related activities within research, development and operations. We expect to identify and hire additional technical personnel in fiscal year 2008 to fulfill anticipated future needs in our research and development activities, and we expect that these personnel related costs will increase in the future in order to maintain a lead position as a third-party provider of silicon infrastructure in the form of semiconductor IP.

Sales and Marketing

We are primarily engaged in direct sales in North America, Europe and Asia. In Asia, and more recently in Europe, we also derive indirect sales through distributors or representatives.

Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Texas; Londonderry, NH; Fremont and Irvine, CA; and West Palm Beach, FL. To serve our European customers, we have a direct sales organization based in the United Kingdom with additional sales personnel in Germany and Israel. We also have direct sales personnel in Japan. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a customer relationship typically involves weeks or months and can extend well beyond this timeframe.

Indirect Sales. In addition to our direct sales force, we also sell our technologies through distributors in China, Korea, Malaysia, Singapore, and Taiwan, and through representatives in Europe. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships are exclusive.

We enter into license agreements with our customers for a range of embedded memory, logic, I/O and memory controller technologies. For our ASAP Memory, ASAP Logic, SiWare Memory, SiWare Logic, STAR Memory and Base I/O products, in addition to collecting license and consulting fees from the customers, we receive royalties from pure-play foundries that manufacture chips for our fabless customers. For our STAR Memory System and NOVeA products, we receive both license and royalty fees directly from our customers, as well as royalties from the pure-play foundries that manufacture their chips.

We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies:

•

Pure-Play Foundries. We have entered into marketing and technology relationships with several pure-play foundries, including Chartered, Dongbu HiTek, Grace, HeJian, IBM, MagnaChip, SilTerra, SMIC, Tower, TSMC, and UMC. These relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

•

EDA and Test Vendors. We have entered into joint marketing relationships with a number of electronic design automation (EDA) and test vendors, including Cadence Design Systems, Inc. (Cadence), Magma Design Automation, Inc. (Magma), Mentor Graphics Corporation (Mentor Graphics) and Synopsys, Inc. (Synopsys). These relationships allow us to validate our interoperability with these EDA vendors’ software design tools.

•

Design Services. We have developed technology alliances with several design service companies, including Alchip Technologies, eSilicon and OpenSilicon, who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

•

IP Providers. We have established technology and joint marketing relationships with numerous IP providers including ARC International plc (ARC), MIPS Technologies (MIPS), QualCore Logic (QualCore) and Tensilica, Inc. (Tensilica), and in some cases offer Virage Logic Core Optimized IP Kits that complement the microprocessor IP products these vendors provide. By working in partnership with other leading IP suppliers to test silicon and provide reference designs, we help customers access the functionality of the IP prior to committing it to their design.

Customers

Our customers are semiconductor companies that use our semiconductor IP to design complex SoCs. Purchasers of our semiconductor IP products include fabless semiconductor companies, integrated device manufacturers and pure-play foundries. For fabless semiconductor and integrated device manufacturer customers, we license our semiconductor IP on either a single or multiple-project basis. The following chart provides a representative list of our major customers by customer type.

Fabless Semiconductor Companies	Agilent, Altera, Broadcom, Conexant, Ikanos*, Intel, K-Micro, LSI Logic, Marvell, PMC-Sierra*, Sandisk, Sigmatel, TranSwitch, Thomson , Via Technologies

Integrated Device Manufacturers	AMI Semiconductor*, Analog Devices, Atmel, Freescale*, Infineon*, NEC, NXP, Sharp*, Sony, STMicro, Toshiba

Pure-Play Foundries	Chartered*, Dongbu HiTek, Grace, HeJian, IBM, MagnaChip, SilTerra, SMIC*, Tower*, TSMC*, UMC*

*	Indicates the eleven customers that generated the highest level of revenues for us in fiscal year 2007.

We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal year 2007, 2006, and 2005, TSMC represented 11%, 17%, and 10% of our revenues, respectively. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. We expect that our sales to fabless semiconductor companies will grow, and as a result we will become more dependent on the availability of new manufacturing process technologies and capacity from pure-play foundries to manufacture our customers’ products.

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

As of October 31, 2007, we had 68 U.S. patents issued and 34 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2026, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies in the United States. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we have taken to protect our IP abroad will be effective.

In addition to patent protection, as of September 30, 2007, we had five U.S. trademarks registered and seven pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the United States. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection. In addition, we had four foreign trademarks registered: two in the European Community and two in Japan. We also had two foreign trademark applications pending in China. The foreign applications are subject to the same conditions as the U.S. trademark applications with respect to their applicable jurisdictions.

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

We protect our trade secrets and other proprietary information through NDAs with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.

Although we believe that our technologies do not infringe any patent, copyright or other intellectual proprietary rights of third parties, from time to time, third parties, which may include our competitors, may assert claims of infringement of patent, copyright or other intellectual property rights to technologies that are important to us. There is no such claim to date.

Competition

The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large integrated device manufacturers (IDMs) that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as ARM Ltd.’s Physical IP Division (formerly Artisan Components which was acquired by ARM in December 2004), Dolphin Technologies (Dolphin), and certain DRAM IP providers, such as MoSys Inc. (MoSys). Additionally, electronic design automation companies such as Cadence Design Systems, Mentor Graphics, Magma Design Automation and Synopsys, Inc., could play a more significant role in the IP marketplace as they elect to either acquire third-party IP providers or develop their own IP product offerings. An example of this would be Synopsys’ acquisition of MOSAID Technologies, Inc., a provider of double data rate memory controller, PHY and DLL semiconductor IP products. This product offering is competitive to the DDR, PHY and DLL product line that Virage Logic acquired through Ingot Systems, Inc.

Finally, pure-play foundries may decide to distribute embedded memories, logic and I/O components themselves, in addition to manufacturing chips containing third-party IP. TSMC, one of our pure-play foundry customers, has historically produced intellectual property components for use by third-parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by Virage Logic. The intellectual property components developed by TSMC compete, and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do, and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. If TSMC is successful in supplying its own intellectual property components to third-parties, either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

We believe that important competitive factors in our market include performance and functionality of products, the ability to customize products for customer requirements, length of development cycle, price, compatibility with prevailing design methodologies, interoperability with other devices or subsystems, reputation for successful designs and installed base, overall product quality and reliability, and the level of technical service and support provided.

Employees

As of October 31, 2007, we had 417 employees, including 60 in sales and marketing, 286 in engineering, 45 in operations and 26 in general and administrative functions. A total of 237 of our employees are located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers

The names and ages of our executive officers as of November 30, 2007 are set forth below:

Name	Age	Position(s)
J. Daniel McCranie	64	President and Chief Executive Officer
Christine Russell	58	Vice President of Finance and Chief Financial Officer
Alexander Shubat	45	Vice President of Research and Development, Chief Technical Officer and Director
Pete Rodriguez	46	Chief Marketing Officer
Ehsan Rashid	42	Vice President of Operations

J. Daniel McCranie has served as our Chief Executive Officer since January 2007. Previously, Mr. McCranie was our Chairman of the Board of Directors, from August 2003 to December 2006. Prior to this, Mr. McCranie was Vice President of Sales and Marketing for Cypress Semiconductor, from September 1993 to February 2001. Mr. McCranie was Chairman, Chief Executive Officer and President of SEEQ Technology, from February 1984 to September 1993. Mr. McCranie serves as Chairman of the Board of Directors of ON Semiconductor Corp. and also as a member of the Board of Directors of Actel Company and a member of the Board of Directors of Cypress Semiconductor. Mr. McCranie holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute.

Christine Russell joined Virage Logic as our Vice President of Finance and Chief Financial Officer in June 2006. Ms. Russell has served as a financial executive in Silicon Valley for over twenty years with experience in both emerging and larger companies. Before joining Virage Logic, Ms. Russell served as Chief Financial Officer of OuterBay Technologies, Inc., a database archiving company, from May 2005 to June 2006. Previously, Ms. Russell served as Chief Financial Officer of Ceva, Inc., a digital signal processing IP company, from October 2003 to May 2005, and as Chief Financial Officer of Persistence Software, Inc., a software company, from October 1997 to October 2003. She also held Chief Financial or senior financial positions at Cygnus Solutions, Valence Technology, Inc., Covalent Systems, Stellar Systems, Inc. and Xerox Corporation, from the period May 1978 to October 1997. Ms. Russell serves as a member of the board and chairperson of the audit committee for Peak International Limited, and as a member of the board and chairperson of the audit committee for QuickLogic Corporation. Ms. Russell holds bachelors and masters of business administration degrees in Finance from Santa Clara University.

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

Pete Rodriguez joined Virage Logic as our Chief Marketing Officer in June 2007. From May 2000 to August 2006, Mr. Rodriguez served as Chief Executive Officer and President of Xpedion Design Systems, Inc., a private venture-funded developer of electronic design automation solutions for wireless communication which was acquired by Agilent Technologies in 2006. Mr. Rodriguez stayed at Agilent Technologies until February 2007 in a post acquisition transitional role. Prior to Xpedion, Mr. Rodriguez held senior management positions in sales and marketing at Escalade Corporation, a provider of software for chip design acquired by Mentor Graphics. Mr. Rodriguez also held senior sales management positions at LSI Logic, as well as product management and process engineering positions at Aerojet Electronics, Teledyne Microwave and Siliconix. Mr. Rodriguez currently serves as a director for EXAR, a manufacturer of mixed signal ICs. Mr. Rodriguez holds a B.S. in Chemical Engineering from California Institute of Technology, and M.S. in Electrical Engineering from California Polytechnic University and an MBA from Pepperdine University.

Ehsan Rashid has been our Vice President of Operations since October 2004 and prior to that served as our Senior Director of Operations from April 2003. Before joining Virage Logic, Mr. Rashid served as Senior Vice President and General Manager, Access Product Division, at Com21, Inc., from January 2000 to April 2003. Previously, Mr. Rashid served as Senior Director at Philips Semiconductor after it acquired VLSI Technology from May 1999 to January 2000. Mr. Rashid served as Senior Director of Hardware and Software Engineering, and System Applications in the Consumer Digital Entertainment Division of VLSI Technology, from December 1997 to May 1999, and as Director of Engineering at Hitachi Micro Systems, Inc. Mr. Rashid holds a B.S. in Electrical Engineering from the University of California, Berkeley.

Item 1A. Risk Factors

Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP could adversely affect our revenues and profitability.

From inception to May 2002, most of our revenues derived from the license of our embedded memory products. In May 2002, we expanded our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer semiconductor IP platforms. During fiscal 2007, we acquired Ingot Systems, Inc., a provider of memory controller products and design services. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of logic and I/O products and due to lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP products include the following:

•	difficulties in convincing customers of our memory products to purchase other products from us;

•	difficulties and delays in expanding our logic and I/O product offerings; and

•	hurdles we may encounter in building and expanding customer relationships.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net loss of $4.6 million for the fiscal year ended September 30, 2007 and a net loss of $0.9 million for fiscal 2006. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded.

If we are unable to continue establishing relationships on favorable contractual terms with semiconductor companies to license our IP, our business will be harmed.

We rely on license fees from the sale of perpetual and term licenses to generate a large portion of our revenues. These licenses produce streams of revenue in the periods in which the license fees are recognized, but are not necessarily indicative of a commensurate level of revenue from the same customers in future periods. In addition, our agreements with our customers do not obligate them to license new or future generations of our IP. As a result, the growth of our business depends significantly on our ability to expand our business with existing customers and attract new customers.

We face numerous challenges in entering into license agreements with semiconductor companies on terms beneficial to our business, including the following:

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

If we are unable to maintain existing relationships and/or develop new relationships with pure-play semiconductor manufacturers or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers and our business will be harmed.

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with pure-play foundries to provide us with access to these processes. In addition, we rely on pure-play foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have foundry agreements with Chartered, Dongbu HiTek, SilTerra, SMIC, Tower, TSMC, and UMC. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

We must appropriately manage our relationships with foundries and other strategic partners in order to effectively execute on our business strategy.

In relying on pure-play manufacturing relationships and/our other strategic alliances, we face the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that may be higher than anticipated;

•	inability of our manufacturing partners to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	decline in product reliability;

•	inability to maintain continuing relationships with our pure-play manufacturers due to competition or market consolidation; and

•	restricted ability to meet customer demand when faced with product shortages.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or adversely affect our business, financial condition and results of operations.

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not grow as desired.

We have agreements with pure-play semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from pure-play semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For fiscal 2007 and 2006, we recorded royalty revenues of approximately $12.1 million and $16.1 million, respectively. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

It can take a significant amount of time and effort to negotiate a sale. Typically, it generally takes at least three to nine months after our first contact with a prospective customer before we start licensing our IP to that customer. In addition, purchase of our products is usually made in connection with new design starts, the timing of which is out of our control. Accordingly, we may be unable to predict accurately the timing of any significant future sales of our products. We may also spend substantial time and management attention on potential license agreements that are not consummated, thereby foregoing other opportunities.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” to develop products for use in our customers’ equipment. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to offer a generation of a product. This can result in lost sales and could hurt our position in future competitive selection processes because we may be perceived as not being a technology leader.

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their equipment it could materially adversely affect our business, financial condition and results of operations as the demand for our products falls.

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

India is experiencing rising costs and in certain industries, intense competition for highly qualified personnel. Armenia has in recent years suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

Sales to customers located outside North America accounted for 54% and 60% of our revenues for fiscal years ended September 30, 2007 and 2006, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on pure-play foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing distributors and sales partners outside the U.S.;

•	staffing and managing non-U.S. branch offices and subsidiaries;

•	political and economic instability;

•	greater difficulty in collecting account receivables resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs or the interpretation of such laws and tariffs;

•	trade protection measures that may be adopted by other countries;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries;

•	different labor standards; and

•	United States government licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivables are concentrated among a small number of customers.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer that generated 10% or more of our revenue for fiscal 2007. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

Our quarterly operating results may fluctuate significantly and the failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of Virage Logic’s control. Factors that could cause our revenues and operating results to vary materially from quarter to quarter include the following:

•	large orders unevenly spaced over time, or the cancellation or delay of orders;

•	pace of adoption of new technologies by customers;

•	timing of introduction of new products and technologies and technology enhancements by us and our competitors;

•	our lengthy sales cycle and fluctuations in the demand for our products and products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	delays in new process qualification or verification;

•	capacity constraints at the facilities of our foundries;

•	inability to collect or delay in collection of receivables;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	consolidation, merger and acquisition activity of our customer base may cause delays or loss of sales;

•	the amount and timing of royalty payments;

•	changes in development schedules; and

•	research and development expenditures.

As a result, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and may not be reliable as indicators of future performance. These factors make it difficult for us to accurately predict our revenues and operating results and may cause them to be below market analysts’ expectations in some quarters, which could cause the market price of our stock to decline.

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

Our historical growth, international expansion, and our strategy of being the semiconductor industry’s trusted IP partner, have placed, and are expected to continue to place, a significant challenge on our managerial and financial resources as well as our financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

We have recently acquired a small company, and we intend to engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

In August 2007 we acquired Ingot Systems, Inc., a provider of memory controller products and design services. Together with its subsidiary in India, Ingot consisted of approximately 30 employees. Achievement of our business goals may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions for a variety of reasons, including our inability to structure appropriate financing for larger transactions. Any transactions that we are able to identify and complete may involve a number of risks, including the following:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or technology;

•	possible adverse effects on our operating results during the integration process; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing relationships and coordination of sales and marketing and research and development efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations and the complexity of the technologies being integrated. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions. The inability of management to successfully integrate any future acquisition could harm our business.

We have received assessment orders from the Government of India, Income Tax Department, Office of the Director of Income Tax (Indian Tax Authorities) proposing a tax deficiency in certain of our tax returns, and the outcome of the assessment or any future assessment involving similar claims may have an adverse effect on our consolidated statements of operations.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2005 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the three year period of approximately $1.0 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

We may need to raise additional funds to fund growth of our business and any acquisitions we may pursue, to respond to competitive pressures or to acquire complementary products or technologies. Additional equity or debt financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the ownership of our stockholders would be diluted and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.

Risk Related to Our Industry

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. We may not be able to manage these downturns. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations.

If demand for products incorporating complex semiconductors and semiconductor IP does not increase, our business may be harmed.

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

In addition, the semiconductor industry is highly cyclical. Significant economic downturns characterized by diminished demand, erosion of average selling prices, production overcapacity and production capacity constraints are other factors affecting the semiconductor industry. As a result, we may face a reduced number of design starts, tightening of customers’ operating budgets, extensions of the approval process for new orders and projects and consolidation among our customers, all of which may adversely affect the demand for our products and may cause us to experience substantial period-to-period fluctuations in our operating results.

The market for semiconductor IP can be highly competitive and dynamic. We may experience loss in market share to larger competitors with greater resources and/or our customer base may choose to develop semiconductor IP using their own internal design teams.

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

Our ability to continue developing technical innovations involves several risks, including the following:

•	our ability to anticipate and respond in a timely manner to changes in the requirements of semiconductor companies;

•

the emergence of new semiconductor manufacturing processes and our ability to enter into strategic relationships with pure-play semiconductor foundries to develop and test technologies for these new processes and provide customer referrals;

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

We rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights in our technologies. We cannot be sure that the United States Patent and Trademark Office will issue patents or trademarks for any of our pending applications. Further, any patents or trademark rights that we hold or may hold in the future may be challenged, invalidated or circumvented or may not be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us Furthermore, the laws of some foreign countries may not adequately protect our IP to the same extent as applicable laws protect our IP in the United States. For instance, some portion of our IP developed outside of the United States may not receive the same copyright protection that it would receive if it was developed in the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.

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

We believe that our technologies do not infringe the IP rights of third parties to date. However, there are numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. It is not always practicable to determine in advance whether our technologies infringe the patent right of others. As a result, we may be compelled to respond to infringement claims by third parties to protect our rights or defend our customers’ rights. These infringement claims, regardless of merit, could be costly and time-consuming, and divert our management and key personnel from our business operations. In settling these claims, we may be required to pay significant damages and may be prevented from licensing some of our technologies unless we enter into a royalty or license agreement. In addition, if challenging a claim is not feasible, we might be required to enter into royalty or license agreements. If available, the royalty or license agreement may include terms which require us to obtain a license from the third-party to sell or use the relevant technology which may result in significant expenses to the Company or to redesign the technology which would be time consuming and costly to the Company. In the event that we are not be able to obtain such royalty or license agreements on terms acceptable to us, we may be prevented from licensing or developing our technology.

Risk Related to Our Stock

Our stock price may be volatile and could decline substantially.

The market price of our common stock has fluctuated significantly in the past, will likely continue to fluctuate in the future and may decline. Fluctuations or a decline in our stock price may occur regardless of our performance. Among the factors that could affect our stock price, in addition to our performance, are the following:

•	variations between our operating results and the published expectations of securities analysts;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	announcements by us or our competitors of significant contracts, new products or services, acquisitions, or other significant transactions;

•	the inclusion or exclusion of our stock in various indices or investment categories, especially as compared to the investment profiles of our stockholders at a given time;

•	changes in economic and capital market conditions;

•	changes in business regulatory conditions; and

•	the trading volume of our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, Chairman of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, each hold a large block of our common stock. Each of Messrs. Kablanian and Shubat has established sales plans, or other sales accounts, to sell shares of our common stock and diversify their holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of September 30, 2007 approximately 54% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our outstanding voting stock, the person is an “interested stockholder” and may not engage in any “business combination” with us for a period of three years from the time the person acquired 15% or more of our outstanding voting stock. In addition, in February 2007, we executed change in control agreements with our executive officers, which provide severance benefits following a termination without cause, or for good reason, following a change in control. The existence of these agreements and potential pay-outs could act as a deterrent to a potential acquirer.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

Our principal administrative, sales, marketing and research and development facility is in Fremont, California, and occupies approximately 61,500 square feet. This facility is leased through June 2008. We also lease an office space in Clinton, New Jersey, that is occupied mainly by research and development and engineering personnel. The Clinton office, which occupies approximately 10,900 square feet, is leased through November 2010. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into a building owned by us. The office space is approximately 40,000 square feet and the total cost of the building was approximately $2.3 million. We have a development center in India located in Noida, near Delhi, which occupies approximately 26,000 square feet in a building leased with a lease term under which the Company has the right, but not the obligation, to occupy the facility through July 2009. Our other development center in India is located in Pune, and occupies approximately 2,010 square feet in a building leased with a short-term lease through August 2008. Our Seattle, Washington lease was terminated in the fourth quarter of 2007.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends on Virage Logic Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol VIRL. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported on the NASDAQ Global Market.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$9.96	$8.65	$10.93	$7.40
Second Quarter	9.04	7.25	11.41	10.05
Third Quarter	7.92	6.79	12.50	8.85
Fourth Quarter	7.78	6.69	9.84	7.82

As of November 30, 2007, there were approximately 63 stockholders of record of our common stock.

The Company has never paid or declared any cash dividends on our common stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

During the year ended September 30, 2007, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

There were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the year ended September 30, 2007.

Equity Compensation Plan Information

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2007.

Performance Measurement Comparison of Shareholder Return

The graph below compares the cumulative 5-year total return of our common stock with the cumulative total returns of the NASDAQ composite index and the Philadelphia Semiconductor index. The graph tracks the performance of a $100 investment in our common stock, a peer, and the NASDAQ index (with the reinvestment of all dividends) from September 30, 2002 to September 30, 2007.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
Virage Logic Corporation	100.00	80.59	130.75	82.18	96.61	78.69
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
Philadelphia Semiconductor	100.00	186.79	153.97	193.70	185.07	210.02

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statements of operations data for each of the fiscal years ended September 30, 2007, 2006 and 2005 and the consolidated balance sheet data as of September 30, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 30, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2005, 2004, and 2003 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$46,527	$59,303	$53,389	$53,003	$40,657
Cost and expenses:
Cost of revenues	12,938	14,803	13,035	11,244	9,511
Research and development	20,346	21,407	19,841	18,476	19,177
Sales and marketing	15,464	16,858	15,608	14,652	13,103
General and administrative	8,891	10,319	9,083	6,618	4,987
Restructuring	580	—	—	—	—

Total cost and expenses	58,219	63,387	57,567	50,990	46,778

Operating income (loss)	(11,692)	(4,084)	(4,178)	2,013	(6,121)
Interest income	4,002	3,055	1,740	719	812
Other income (expenses), net	(157)	270	(37)	37	(73)

Income (loss) before taxes	(7,847)	(759)	(2,475)	2,769	(5,382)
Income tax provision (benefit)	(3,242)	120	(2,160)	859	(1,532)

Net income (loss)	$(4,605)	$(879)	$(315)	$1,910	$(3,850)

Basic and diluted net income (loss) per share	$(0.20)	$(0.04)	$(0.01)	$0.09	$(0.19)

Shares used in computing basic net income (loss) per share	23,111	22,812	22,187	21,391	20,750

Shares used in computing diluted net income (loss) per share	23,111	22,812	22,187	22,139	20,750

	September 30,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,820	$20,815	$26,841	$28,746	$38,930
Marketable securities	60,368	56,786	40,997	34,366	20,180
Working capital	62,315	76,501	67,084	63,055	62,453
Total assets	128,871	126,275	114,494	109,188	96,562
Accumulated deficit	(26,739)	(22,134)	(21,255)	(20,940)	(22,850)
Total stockholders’ equity	110,219	108,818	99,368	91,511	87,373

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

Overview

Business Environment

Virage Logic provides semiconductor intellectual property (IP) to the global semiconductor industry. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) IP and development infrastructure for embedded test and repair of on-chip memory instances, (4) software development tools used to design memory compilers, (5) embedded non-volatile memory instances, (6) logic cell libraries, (7) I/Os, and (8) DDR memory controller components. These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are forming the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. We also provide custom design services to the semiconductor industry.

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

In fiscal year 2007, we derived 59% of our license revenue from the more advanced processes, 90-nanometer and 65-nanometer technologies and 41% from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	semiconductor IP platforms;

•	embedded memory, logic and I/O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells; and

•	Double Date Rate memory controllers, Physical Interfaces, and Delay Locked Loops.

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

The license of our semiconductor IP typically covers a range of platform, embedded memory, logic, I/O, DDR memory controller, PHY and DLL products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory Systemtm and NOVeA® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Royalty revenues for the years ended September 30, 2007, 2006, and 2005 were $12.1 million, $16.1 million, and $11.0 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. In each of fiscal year 2007, 2006, and 2005 one customer, TSMC, generated 10% or more of our revenues.

Sales to customers located outside North America accounted for 54%, 60% and 63% of our revenues in fiscal years 2007, 2006 and 2005, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Significant Events in Fiscal Year 2007

•

We completed the acquisition of Ingot Systems, Inc. a leading provider of application specific IP solutions and design services to the semiconductor industry. The acquisition expands our ability to serve the Company's chosen markets by adding new products and services required in the rapid development of System-on-Chip integrated circuits to our current family of physical IP products including memory compilers, logic libraries and related development tools.

•

We signed a total of 33 agreements for our 90-nanometer product offerings, 17 agreements on 65-nanometer, and 3 agreements on 45-nanometer. For direct royalty bearing agreements, we have signed 6 NOVeA non-volatile embedded memory product and 16 STAR Memory System products. During the fiscal year 2007, we signed agreements with a total of 39 new customers.

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

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses are recognized ratably over the term of the license, which are generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreements starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2007, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $14.1 million and $11.8 million as of September 30, 2007 and 2006, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of September 30, 2007 the Company had an intangible asset of $2.5 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Inc. and Ingot Systems, Inc.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payments” (SFAS 123R), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options and other equity based awards, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal periods beginning after June 15, 2005.

As of October 1, 2005, we adopted SFAS 123R. We now use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for fiscal years ended September 30, 2007 and 2006 was $4.3 million and $6.7 million, respectively. As of September 30, 2007, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $8.0 million and will be amortized over the average of 2.6 years.

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

We value our stock-based awards on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes model) for the pro forma information required to be disclosed under Statement of Financial Accounting Standards No. 123 (SFAS 123). The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee equity awards exercise behaviors, risk-free interest rate and expected dividends.

For purposes of estimating the fair value of equity awards granted during the fiscal year ended September 30, 2007 and 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the awards on the grant date.

Furthermore, as required under SFAS 123R, we estimate forfeitures for equity awards granted which are not expected to vest. We calculate the pre-vesting forfeiture rate by using our historical equity grants cancellation information.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using a pricing model, such value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Accounting for Income Taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $331,000 relating primarily to research and development credit claimed due to the re-enactment of the research and development credit and disqualifying dispositions of incentive stock options which had previously been expensed for generally accepted accounting principles purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $15.1 million and deferred tax liabilities of $1.0 million as of September 30, 2007. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $3.0 million and $2.6 million as of September 30, 2007 and 2006, respectively.

Results of Operations

Comparison of the Years Ended September 30, 2007 and 2006

Revenues

The table below sets forth the changes in revenues from fiscal year 2006 to fiscal year 2007 (in thousands, except percentage data):

	Year Ended September 30, 2007		Year Ended September 30, 2006
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenues:
License	$34,379	73.9%	$43,214	72.9%	$(8,835)	(20.4)%
Royalties	12,148	26.1%	16,089	27.1%	(3,941)	(24.5)%

Total revenues	$46,527	100.0%	$59,303	100.0%	$(12,776)	(21.5)%

Revenues decreased $12.8 million or 21.5% from fiscal year 2006 to fiscal year 2007. The decrease resulted from an $8.8 million decrease in license revenue and a $3.9 million decrease in royalty revenue.

The following table lists the percentage of license revenues by process node for the years ended September 30, 2007 and 2006.

	Year Ended September 30,
	2007	2006
Total License Revenues by Process Node:
65-nanometer technology	23%	10%
90-nanometer technology	36	43
0.13 micron technology	28	33
0.18 micron technology	10	12
Other	3	2

License revenues for the year ended September 30, 2007 were $34.4 million, representing a decrease of $8.8 million or 20.4% as compared to $43.2 million for fiscal year 2006. License revenue decreased in fiscal year

2007 mainly attributable to decreases of $6.4 million on our 90-nanometer technology, $6.5 million on our 0.13 micron and 0.18 micron technologies, partially offset by increases of $4.1 million on our 65-nanometer and older technologies. From a product perspective, 90-nanometer technology contributed sales of 36% of total in fiscal year 2007 down from 43% in fiscal year 2006, while 65-nanometer technology license revenue grew from 10% in fiscal year 2006 to 23% of total license revenue in fiscal year 2007. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

Royalties decreased $3.9 million from fiscal year 2006 to fiscal year 2007. The fiscal year 2007 decrease was primarily attributed to a decline in royalties associated with our 90-nanometer technology processes. In fiscal 2007, we received our first royalties from our 65-nanometer technology. We expect 65-nanometer royalties to grow in fiscal year 2008.

For the years ended September 30, 2007 and 2006, total revenues by geographic area are as follows:

	Year Ended September 30,		Increase (Decrease)
	2007	2006
Total Revenues by Geographic Area:
United States	$19,862	$20,387	$(525)
Taiwan	9,446	15,734	(6,288)
Europe, Middle East and Africa (EMEA)	9,200	9,105	95
Japan	2,358	3,244	(886)
Canada	1,492	3,091	(1,599)
Other Asia	4,169	7,742	(3,573)

Total	$46,527	$59,303	$(12,776)

From a geographic perspective, the decrease in fiscal year 2007 revenues resulted from significant sales decreases due to a decline in license agreements with certain existing customers using our memory systems substantially in Taiwan of $6.3 million and in North America and Other Asia of $5.7 million.

Cost and Expenses

The table below sets forth the changes in cost and expenses from fiscal year 2006 to fiscal year 2007 (in thousands, except percentage data):

	Year Ended September 30, 2007		Year Ended September 30, 2006		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Cost and expenses:
Cost of revenues	$12,938	27.8%	$14,803	25.0%	$(1,865)	(12.6)%
Research and development	20,346	43.7%	21,407	36.1%	(1,061)	(5.0)%
Sales and marketing	15,464	33.2%	16,858	28.4%	(1,394)	(8.3)%
General and administrative	8,891	19.1%	10,319	17.4%	(1,428)	(13.8)%
Restructuring charges	580	1.2%	—	—	580	—

Total cost and expenses	$58,219	125.0%	$63,387	106.9%	$(5,168)	(8.2)%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues in fiscal year 2007 totaled

$12.9 million, representing a decrease of $1.9 million or 12.6% compared to $14.8 million in fiscal year 2006. The decreases from fiscal year 2006 to fiscal year 2007 was primarily attributable to a decrease of $0.9 million of cost allocation driven by lower engineering consulting fees and software maintenance contracts expenses, a decrease of $0.7 million in deferred contract expenses associated with custom projects, and a decrease of $0.3 million in stock-based compensation expense related to SFAS 123R. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the impact on SFAS 123R and the level of license revenues.

Research and Development

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expense for the year ended September 30, 2007 was $20.3 million, representing a decrease of $1.1 million or 5.0%, from $21.4 million for the year ended September 30, 2006. Research and development expense as a percentage of total revenue for the year ended September 30, 2007 increased to 43.7% from 36.1% for fiscal year 2006. The decreases in research and development expense from fiscal year 2006 to fiscal year 2007 was primarily due to a decrease of $0.9 million in facilities and other support costs, a decrease of $0.7 million in consulting fees, and a decrease of $0.5 million in stock-based compensation related to SFAS 123R, partially offset by an increase of $1.0 million in personnel related expenses. In addition, research and development expense included $123,000 of in-process research and development and amortization of intangibles in fiscal year 2007 related to our acquisition of Ingot Systems, Inc.

Sales and Marketing

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the year ended September 30, 2007 was $15.5 million, representing a decrease of $1.4 million or 8.3% over $16.9 million for the same period in fiscal year 2006. For the year ended September 30, 2007, sales and marketing expense as a percentage of revenue was 33.2%, compared to 28.4% for the same period in fiscal year 2006. The decrease in sales and marketing expense in fiscal year 2007 was primarily due to a decrease of $0.5 million expense in stock-based compensation related to SFAS 123R and a decrease of $0.9 million in personnel related expenses.

General and Administrative

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the year ended September 30, 2007 was $8.9 million, representing a decrease of $1.4 million or 13.8% over $10.3 million for the year ended September 30, 2006. General and administrative expense as a percentage of total revenue was 19.1% for the year ended September 30, 2007, compared to 17.4% for the same period in fiscal year 2006. The decrease in general and administrative expense from fiscal year 2006 to fiscal year 2007 was primarily due to a decrease of $1.0 million expense in stock-based compensation related to SFAS 123R, a decrease of $0.3 million in consulting fees, and a decrease of $1.2 million of professional fees related to accounting and auditing expenses, partially offset by decreases of $0.7 million related to recoveries of previously written-off bad debt and $0.4 million of personnel related expenses.

Restructuring Charges

Restructuring charges consist primarily of severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. During 2007, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. For the fiscal year ended 2007, restructuring expense totaled $0.6 million of which $0.4 million were personnel related costs due to severance payments and severance related benefits and $0.2 million were related to facility closure costs including asset write-off costs.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from fiscal year 2006 to fiscal year 2007 (in thousands, except percentage data):

	Year Ended September 30, 2007		Year Ended September 30, 2006		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Interest income and other income (expenses), net:
Interest income	$4,002	8.6%	$3,055	5.1%	$947	31.0%
Other income (expenses), net	(157)	(0.3)%	270	0.5%	(427)	(158.1)%

Total interest income and other income (expenses), net	$3,845	8.3%	$3,325	5.6%	$520	15.6%

Interest Income

Interest income was $4.0 million and $3.1 million for the years ended September 30, 2007 and 2006, respectively. Interest income increased from fiscal year 2006 to fiscal year 2007 due to increased average balances of our investment holdings and higher interest rates received on our portfolio of marketable securities.

Other Income (Expenses), net

Other income (expenses), net resulted in a net other expense of $157,000 in the year ended September 30, 2007 and net other income of $270,000 for the year ended September 30, 2006. The net other expense in fiscal year 2007 and net other income in fiscal year 2006 were primarily due to foreign exchange gains (losses) on transactions denominated in foreign currencies.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from fiscal year 2006 to fiscal year 2007 (in thousands, except percentage data):

	Year Ended September 30, 2007		Year Ended September 30, 2006		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Income tax provision (benefit)	$(3,242)	(7.0)%	$120	0.2%	$(3,362)	(2,802)%

For fiscal year 2007, we recorded a tax benefit of $3.2 million on a pre-tax loss of $7.8 million, yielding an effective tax rate of 41%. For fiscal year 2006, we recorded a tax provision of $0.1 million on a pre-tax loss of $0.8 million, yielding an effective tax rate of (16%). The change in the effective tax rate from fiscal year 2006 to fiscal year 2007 was primarily due to the change in the Company’s pre-tax position, research credits, stock-based compensation related to the non-deductibility of incentive stock options and recovery of tax deductions for stock-based compensation.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2000 through 2005 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.0 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2005 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

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

Comparison of the Years Ended September 30, 2006 and 2005

Revenues

The table below sets forth the changes in revenues from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended September 30, 2006		Year Ended September 30, 2005		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Revenues:
License	$43,214	72.9%	$42,425	79.5%	$789	1.9%
Royalties	16,089	27.1%	10,964	20.5%	5,125	46.7%

Total revenues	$59,303	100.0%	$53,389	100.0%	$5,914	11.1%

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

For the years ended September 30, 2006 and 2005, total revenues by geographic area are as follows:

	Year Ended September 30,		Increase (Decrease)
	2006	2005
Total Revenues by Geographic Area:
United States	$20,387	$18,306	$2,081
Taiwan	15,734	11,919	3,815
Europe, Middle East and Africa (EMEA)	9,105	9,239	(134)
Japan	3,244	4,490	(1,246)
Canada	3,091	1,378	1,713
Other Asia	7,742	8,057	(315)

Total	$59,303	$53,389	$5,914

From a geographic perspective, the fiscal year 2006 increase was a result from significant sales increases due to new license agreements with customers using our memory systems primarily in Taiwan of $3.8 million and in North America of $3.8 million, partially offset by declining volumes in Japan of $1.2 million.

Cost and Expenses

The table below sets forth the changes in cost and expenses from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended September 30, 2006		Year Ended September 30, 2005		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Cost and expenses:
Cost of revenues	$14,803	25.0%	$13,035	24.4%	$1,768	13.6%
Research and development	21,407	36.1%	19,841	37.2%	1,566	7.9%
Sales and marketing	16,858	28.4%	15,608	29.2%	1,250	8.0%
General and administrative	10,319	17.4%	9,083	17.0%	1,236	13.6%

Total cost and expenses	$63,387	106.9%	$57,567	107.8%	$5,820	10.1%

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

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended September 30, 2006		Year Ended September 30, 2005		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Interest income and other income (expenses), net:
Interest income	$3,055	5.1%	$1,740	3.3%	$1,315	75.6%
Other income (expenses), net	270	0.5%	(37)	(0.1)%	307	829.7%

Total interest income and other income (expenses), net	$3,325	5.6%	$1,703	3.2%	$1,622	95.2%

Interest Income

Interest income was $3.1 million and $1.7 million for the years ended September 30, 2006 and 2005, respectively. Interest income increased from fiscal year 2005 to fiscal year 2006 due to increased average balances of our investment holdings and higher interest rates received on our portfolio of marketable securities.

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

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from fiscal year 2005 to fiscal year 2006 (in thousands, except percentage data):

	Year Ended September 30, 2006		Year Ended September 30, 2005		Year-Over-Year Change
	Amount	% of Total Revenues	Amount	% of Total Revenues
Income tax provision (benefit)	$120	0.2%	$(2,160)	(4.0)%	$2,280	105.6%

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

Liquidity and Capital Resources

	September 30, 2007	Change from 2006	September 30, 2006	Change from 2005	September 30, 2005
	(In thousands, except percentage data)
Cash and cash equivalents	$14,820	$(5,995)	$20,815	$(6,026)	$26,841
Short-term and long-term investments	60,368	3,582	56,786	15,789	40,997

Total cash, cash equivalents and investments	$75,188	$(2,413)	$77,601	$9,763	$67,838

Percentage of total assets	58.3%		61.5%		59.3%
Cash provided by (used in) operating activities	$(598)	$(9,085)	$8,487	$5,992	$2,495
Cash used in investing activities	(6,541)	10,454	(16,995)	(6,520)	(10,475)
Cash provided by financing activities	906	(1,856)	2,762	(3,288)	6,050
Effect of exchange rates on cash	238	518	(280)	(305)	25

Net decrease in cash and cash equivalents	$(5,995)	$31	$(6,026)	$(4,121)	$(1,905)

As of September 30, 2007, cash, cash equivalents and investments were $75.2 million compared to $77.6 million as of September 30, 2006, and $67.8 million as of September 30, 2005. We had a decrease of $2.4 million in cash, cash equivalents and investments from fiscal year 2006 to fiscal year 2007 and an increase of $9.8 million from fiscal year 2005 to fiscal year 2006. In fiscal years 2007, 2006 and 2005, operations were funded primarily from cash collections from customers for accounts receivable.

Net cash provided by (used in) operating activities was ($0.6) million, $8.5 million and $2.5 million for fiscal years 2007, 2006 and 2005, respectively. Net cash used in operating activities was $0.6 million for the year ended September 30, 2007 representing a decrease of $9.1 million over net cash provided by operating activities of $8.5 million for the year ended September 30, 2006. The decreases in cash provided by operating activities was attributable to changes in operating assets and liabilities of $3.2 million primarily related to decreases in deferred tax assets and prepaid expenses related to software license contracts partially offset by changes in accounts receivable due to more billings at the end of fiscal year 2007. In addition, the decrease in cash provided in operating activities was due to an increase in net loss of $3.7 million and decrease in adjustments for non-cash charges of $2.2 million primarily associated with stock based compensation.

Net cash provided by operating activities was $8.5 million for the year ended September 30, 2006, representing an increase of $6.0 million over net cash provided in operating activities of $2.5 million for the year ended September 30, 2005. The increase in cash provided by operating activities was due to an increase of $3.6 million in non-cash items primarily associated with stock-based compensation expense due to the adoption of SFAS 123R, partially offset by a decrease in provision for (recovery of) doubtful accounts, lower cash generated from tax benefit on employee stock plans and less depreciation and amortization due to more fully depreciated assets during the current fiscal year compared to the same period in prior year. In addition, we had a change in operating assets and liabilities that resulted in cash increases of $3.0 million primarily related to increases in income taxes payable, accrued expenses, deferred tax assets and prepaid expenses related to software license contracts partially offset by changes in accounts receivable due to more billings at the end of fiscal year 2006 and in taxes receivable. These increases were partially offset by an increase in net loss of $0.6 million.

Net cash used in investing activities was $6.5 million, $17.0 million and $10.5 million for fiscal years 2007, 2006 and 2005, respectively. The decrease of $10.5 million in net cash used in investing activities in fiscal year 2007 from fiscal year 2006 was due to higher proceeds from the maturity of investments, partially offset by higher purchases of investments related to short-term treasury investing activities. The increase of $6.5 million in net cash used in investing activities in fiscal year 2006 from fiscal year 2005 was primarily due to lower proceeds from the maturity of investments reinvested.

Net cash provided by financing activities was $0.9 million, $2.8 million and $6.1 million for fiscal years 2007, 2006 and 2005, respectively. Net cash provided by financing activities in fiscal 2007, fiscal 2006 and fiscal 2005 reflects proceeds from the issuance of common stock of $0.9 million, $2.8 million and $6.1 million, respectively, associated with our employee stock options and employee stock purchase plans during the respective periods. The decrease in fiscal year 2007 and fiscal year 2006 was due to lower employee stock purchase plan purchases during those years as compared to fiscal year 2005.

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

The following table summarizes our contractual obligations (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,655	$906	$709	$40	$—
Purchase obligations(1)	9,043	3,650	5,140	253	—

Total operating lease and purchase obligations	$10,698	$4,556	$5,849	$293	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating what impact this standard will have on our financial position or results of operations.

Quarterly Results of Operations

The following tables contain unaudited consolidated statement of operations data for our eight most recent quarters. The first table contains revenue and expense data expressed in dollars, while the second table contains the same data expressed as a percentage of our revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments necessary, consisting only normal recurring adjustments, for a fair statement of the information. Our quarterly results have been in the past, and in the future may be, subject to fluctuations. As a result, we believe that results of operations for the interim periods may not be an accurate indicator of results for any future period.

	Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
	(Unaudited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$13,149	$11,286	$10,567	$11,525	$15,036	$15,346	$15,196	$13,725
Cost and expenses:
Cost of revenues	2,966	2,869	3,376	3,727	3,437	4,151	3,500	3,715
Research and development	5,146	5,301	4,823	5,076	4,978	5,473	5,328	5,628
Sales and marketing	3,997	4,050	3,763	3,654	4,272	4,027	4,299	4,260
General and administrative	2,020	1,789	2,418	2,664	2,704	2,150	2,709	2,756
Restructuring charges	—	580	—	—	—	—	—	—

Total cost and expenses	14,129	14,589	14,380	15,121	15,391	15,801	15,836	16,359

Operating income (loss)	(980)	(3,303)	(3,813)	(3,596)	(355)	(455)	(640)	(2,634)
Interest income	998	1,014	1,003	987	988	776	668	623
Other income (expenses), net	(31)	(53)	(29)	(44)	129	148	(3)	(4)

Income (loss) before taxes	(13)	(2,342)	(2,839)	(2,653)	762	469	25	(2,015)
Income tax provision (benefit)	363	(1,106)	(1,062)	(1,437)	(15)	2,059	(151)	(1,773)

Net income (loss)	$(376)	$(1,236)	$(1,777)	$(1,216)	$777	$(1,590)	$176	$(242)

Basic net income (loss) per share	$(0.02)	$(0.05)	$(0.08)	$(0.05)	$0.03	$(0.07)	$0.01	$(0.01)

Diluted net income (loss) per share	$(0.02)	$(0.05)	$(0.08)	$(0.05)	$0.03	$(0.07)	$0.01	$(0.01)

As a Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	22.5	25.4	32.0	32.4	22.9	27.0	23.0	27.1
Research and development	39.1	47.0	45.6	44.0	33.1	35.7	35.1	41.0
Sales and marketing	30.4	35.9	35.6	31.7	28.4	26.3	28.3	31.0
General and administrative	15.4	15.9	22.9	23.1	18.0	14.0	17.8	20.1
Restructuring charges	—	5.1	—	—	—	—	—	—

Total cost and expenses	107.4	129.3	136.1	131.2	102.4	103.0	104.2	119.2

Operating income (loss)	(7.4)	(29.3)	(36.1)	(31.2)	(2.4)	(3.0)	(4.2)	(19.2)
Interest income	7.4	8.5	9.2	8.2	6.6	5.0	4.4	4.5
Other income (expenses), net	(0.0)	(0.0)	(0.0)	(0.0)	0.9	1.0	(0.0)	(0.0)

Income (loss) before taxes	(0.0)	(20.8)	(26.9)	(23.0)	5.1	3.0	0.2	(14.7)
Income tax provision (benefit)	2.9	(9.8)	(10.1)	(12.4)	(0.1)	13.4	(1.0)	(12.9)

Net income (loss)	(2.9)%	(11.0)%	(16.8)%	(10.6)%	5.2%	(10.4)%	1.2%	(1.8)%

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities, corporate bonds, and commercial paper. Our short term investments balance of $42.8 million at September 30, 2007 consists of instruments with original maturities of less than one year. We also hold approximately $17.5 million in U.S. government obligation with maturities greater than one year. The estimated fair value of our investment portfolio as of September 30, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.4 million, which would not materially affect our operations. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

The table below presents the carrying values and related weighted average interest rates for our cash, cash equivalents and investments. The carrying values approximate fair values as of September 30, 2007 and 2006.

Cash, Cash Equivalents and Investments:	Carrying Value at September 30, 2007	Annualized Rate of Return at September 30, 2007	Carrying Value at September 30, 2006	Annualized Rate of Return at September 30, 2006
	(In thousands)	(Annualized)	(In thousands)	(Annualized)
Cash and cash equivalents—fixed rate	$14,820	4.3%	$18,166	3.7%
Money market fund—variable rate	—	—	2,649	5.2%

Total cash and cash equivalents	14,820		20,815
Investments—fixed rate	60,368	5.3%	56,786	5.0%

Total cash, cash equivalents and investments	$75,188		$77,601

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures and to confirm that any necessary corrective action, including procedure improvements, was documented. Based on our evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the system of our internal control over financial reporting as of September 30, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

of Virage Logic Corporation

We have audited the internal control over financial reporting of Virage Logic Corporation (the “Company”) as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Virage Logic Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Virage Logic Corporation as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007, and the related financial statement schedule as of and for the years ended September 30, 2007 and 2006 and our report dated December 14, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

December 14, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial experts is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2008 Proxy statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement. Information relating to our executive officers is contained in Part I of this annual report under the caption “Executive Officers”.

Our Board of Directors has adopted a Code of Ethics applicable to our directors and all of our officers and employees. The Code of Ethics is available, free of charge, through the investor relations section of our website at http://investors.viragelogic.com/governance.cfm. We intend to disclose any amendment to, or waiver from, the Code of Ethics by posting such amendment or waiver, as applicable, on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Management and Certain Security Holders of Virage Logic—Certain Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

Schedules, other than those listed above, have been omitted since they are not required, or the information is included elsewhere herein.

(c) Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws(13)

4.1	Specimen Common Stock Certificate(1)

10.1	1997 Equity Incentive Plan, as amended(2)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(3)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(1)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(6)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(7)*

10.11	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(8)*

10.12	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(8)#

10.13	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)

10.14	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

Exhibit Number	Description of Document
10.15	Virage Logic Corporation 2007 Profit Sharing Bonus Plan(12)*

10.16	Lease between the Neidig Family and Virage Logic Corporation dated October 12, 2006 and First Amendment to Lease dated October 25, 2007

10.17	Agreement and Release dated January 22, 2007 entered into by and between Virage Logic Corporation and Adam A. Kablanian(10)

10.18	Agreement and Release dated July 10, 2007 entered into by and between Virage Logic Corporation and James R. Bailey(11)

10.19	Virage Logic Corporation 2008 Profit Sharing Bonus Plan*

10.20	Virage Logic Corporation 2008 Executive MBO Plan*

21.1	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(2)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(3)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.
(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(8)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K/A for the year ended September 30, 2006.
(13)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Virage Logic Corporation

We have audited the accompanying consolidated balance sheets of Virage Logic Corporation and its subsidiaries (the “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(b) (1), as of and for the years ended September 30, 2007 and 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries as of September 30, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the years ended September 30, 2007 and 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2007 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

December 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Virage Logic Corporation:

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended September 30, 2005 (appearing on pages 59 through 61 of Virage Logic Corporation’s 2007 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Virage Logic Corporation and its subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year in the period ended September 30, 2005 listed in the index appearing under Item 15 (b) (1), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

December 28, 2005

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,820	$20,815
Short-term investments	42,840	49,253
Accounts receivable, net	12,170	15,935
Costs in excess of related revenue on uncompleted contracts	1,134	656
Deferred tax assets—current	1,939	1,527
Prepaid expenses and other	4,766	3,369
Taxes receivable	2,320	1,711

Total current assets	79,989	93,266
Property, plant and equipment, net	3,643	4,842
Goodwill	11,355	9,782
Other intangible assets, net	2,705	1,990
Deferred tax assets—long-term	13,178	8,562
Long-term investments	17,528	7,533
Other long-term assets	473	300

Total assets	$128,871	$126,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,027	$446
Accrued expenses	4,659	4,797
Deferred revenues	8,996	8,896
Income tax payable	2,992	2,626

Total current liabilities	17,674	16,765
Deferred tax liability	978	692

Total liabilities	18,652	17,457

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—150,000,000 as of September 30, 2007 and 2006; Issued and outstanding shares—23,190,857 and 23,027,662 as of September 30, 2007 and 2006, respectively	23	23
Additional paid-in capital	135,926	130,620
Accumulated other comprehensive income	1,009	309
Accumulated deficit	(26,739)	(22,134)

Total stockholders’ equity	110,219	108,818

Total liabilities and stockholders’ equity	$128,871	$126,275

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share data)
Revenues:
License	$34,379	$43,214	$42,425
Royalties	12,148	16,089	10,964

Revenues	46,527	59,303	53,389

Cost and expenses:
Cost of revenues	12,938	14,803	13,035
Research and development	20,346	21,407	19,841
Sales and marketing	15,464	16,858	15,608
General and administrative	8,891	10,319	9,083
Restructuring	580	—	—

Total cost and expenses	58,219	63,387	57,567

Operating loss	(11,692)	(4,084)	(4,178)
Interest income	4,002	3,055	1,740
Other income (expenses), net	(157)	270	(37)

Loss before income taxes	(7,847)	(759)	(2,475)
Income tax provision (benefit)	(3,242)	120	(2,160)

Net loss	$(4,605)	$(879)	$(315)

Basic and diluted net loss per share	$(0.20)	$(0.04)	$(0.01)

Shares used in computing basic net loss per share	23,111	22,812	22,187

Shares used in computing diluted net loss per share	23,111	22,812	22,187

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income, net	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance as of September 30, 2004	21,580,437	22	112,457	(28)	(20,940)	91,511
Common stock issued under stock option plan and stock purchase plan, net of repurchases	967,067	1	6,049	—	—	6,050
Amortization of stock-based compensation	—	—	339	—	—	339
Tax benefit from employee stock option plan	—	—	1,703		—	1,703
Cumulative foreign exchange translation adjustment	—	—		255	—	255
Change in unrealized gain (loss) on investments, net	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	(315)	(315)

Balance as of September 30, 2005	22,547,504	23	120,548	52	(21,255)	99,368
Common stock issued under stock option plan and stock purchase plan, net of repurchases	480,158	—	2,762	—	—	2,762
Stock-based compensation	—	—	6,770	—	—	6,770
Tax benefit from employee stock option plan	—	—	540		—	540
Cumulative foreign exchange translation adjustment	—	—		87	—	87
Change in unrealized gain (loss) on investments, net of tax	—	—	—	170	—	170
Net loss	—	—	—	—	(879)	(879)

Balance as of September 30, 2006	23,027,662	23	130,620	309	(22,134)	108,818
Common stock issued under stock option plan and stock purchase plan, net of repurchases	163,195	—	906	—	—	906
Stock-based compensation	—	—	4,400	—	—	4,400
Cumulative foreign exchange translation adjustment	—	—	—	702	—	702
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(4,605)	(4,605)

Balance as of September 30, 2007	23,190,857	$23	$135,926	$1,009	$(26,739)	$110,219

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Operating activities
Net loss	$(4,605)	$(879)	$(315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	—	(724)	417
Depreciation and amortization	1,832	1,958	2,445
Amortization of intangible assets	385	386	387
Tax benefit on employee stock plans	—	540	1,703
Write off of acquired in-process technology	100
Stock-based compensation	4,341	6,715	339
Loss on disposal of fixed assets	4	7	—
Non-cash restructuring charges	31	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,765	(1,011)	3,138
Costs in excess of revenue on uncompleted contracts	(418)	295	(226)
Prepaid expenses and other	(1,298)	1,179	(487)
Deferred tax assets-current	(411)	(1,527)	—
Taxes receivable	(609)	(1,218)	809
Deferred tax assets	(4,614)	43	(3,379)
Other long term assets	(171)	398	(285)
Accounts payable	575	(323)	264
Accrued expenses	(239)	1,173	(896)
Deferred revenues	100	456	892
Income tax payable	348	1,179	(2,128)
Deferred tax liability	286	(160)	(183)

Net cash provided by (used in) operating activities	(598)	8,487	2,495

Investing activities
Purchase of property, plant and equipment	(285)	(1,376)	(3,169)
Purchase of investments	(111,535)	(52,880)	(51,609)
Proceeds from maturity of investments	108,050	37,258	44,803
Proceeds from sale of property, plant and equipment	1	3	—
Net cash paid for business combination	(2,772)	—	(500)

Net cash used in investing activities	(6,541)	(16,995)	(10,475)

Financing activities
Net proceeds from issuance of stock	906	2,762	6,050

Net cash provided by financing activities	906	2,762	6,050

Effect of exchange rates on cash	238	(280)	25

Net decrease in cash and cash equivalents	(5,995)	(6,026)	(1,905)

Cash and cash equivalents at beginning of year	20,815	26,841	28,746

Cash and cash equivalents at end of year	$14,820	$20,815	$26,841

Supplemental disclosures of cash flow information
Cash paid for income taxes	$(226)	$(510)	$(34)

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

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to short- and long-term deferred tax assets. The effects of these reclassifications are not material to the consolidated financial statements.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses are recognized ratably over the term of the license, which is generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreements starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of September 30, 2007 and 2006 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of September 30, 2007 and 2006, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $17.5 million and $7.5 million with maturity dates greater than one year for the fiscal years ended September 30, 2007 and 2006, respectively.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain external and internal costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $42,000 and $0.1 million during the years ended September 30, 2007 and 2006, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As of September 30, 2007, the Company had an indefinite lived intangible asset balance of $0.2 million related to the acquisition of Mentor Graphics Corporation’s Physical Libraries Business on December 1, 1999, and $9.8 million of goodwill related to the acquisition of In-Chip Systems, Inc. in 2002. In addition, the Company recorded $1.6 million of goodwill related to the acquisition of Ingot Systems, Inc. on August 14, 2007. In accordance with SFAS 142, the Company does not amortize goodwill.

The Company evaluates goodwill and intangible assets deemed to have indefinite lives in accordance with SFAS 142. The Company assesses these assets for impairment on an annual basis. On adoption of SFAS 142, the Company determined its operations represent a single reporting unit. To assess goodwill for impairment, the Company performs the following procedures:

Step 1: The Company will compare the fair value of its reporting unit(s) to the carrying value, including goodwill, of each of those unit(s). The fair value will consider the Company’s market capitalization during the reporting period. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step two as described below.

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

As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge or amortization of goodwill was recorded during the years ended September 30, 2007 and 2006.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (SFAS 144). Finite-lived intangible

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets are being amortized on a straight-line basis over their estimated useful lives of four to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. As of September 30, 2007, the Company had an intangible asset of $1.4 million related to technology acquired through the acquisition of In-Chip Systems, Inc. and an intangible asset of $1.1 million related to technology and other intangibles acquired through the acquisition of Ingot Systems, Inc.

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, the Company has not restated the consolidated statements of operations from prior fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. Total SFAS 123R compensation expense recognized for the years ended September 30, 2007 and 2006 was $4.3 million and $6.7 million, respectively. As of September 30, 2007, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $8.0 million and will be amortized over the average period of 2.6 years.

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

The Company accounts for stock options or warrants granted to non-employees, excluding non-employee directors, under SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123,” (EITF 96-18). The Company records the expense of such services based upon the estimated fair value of the

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expenses recorded for stock options granted to non-employees in the years ended September 30, 2007, 2006 and 2005.

For the fiscal year ended September 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net loss and net loss per share would have been adjusted to the following proforma amounts (in thousands, except per share data):

Year Ended September 30, 2005
Net loss—as reported	$(315)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	207
Deduct: Employee stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,455)

Proforma net loss	$(4,563)

Net loss per share—as reported basic and diluted	$(0.01)
Net loss per share—Proforma basic and diluted	$(0.21)
Weighted average shares used in computing net loss per share
Basic	22,187
Diluted	22,187

Upon adoption of SFAS 123R, for options vested in fiscal year 2006, the Company recognized the compensation expense associated with awards granted after October 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of October 1, 2005. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operating activities as previously required under Emerging Issues Task Force (EITF) issue No. 00-15, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”

The stock-based compensation expense related to the Company’s stock-based awards for the fiscal years ended September 30, 2007 and 2006 were as follows (in thousands, except per share data):

	Year Ended September 30, 2007	Year Ended September 30, 2006
Cost of revenues	$715	$1,041
Research and development	1,155	1,633
Sales and marketing	1,130	1,673
General and administrative	1,341	2,368

Stock-based compensation expense	4,341	6,715
Related income tax benefits	(1,152)	(1,443)

Stock-based compensation expense, net of tax benefits	$3,189	$5,272

Net stock-based compensation expense, per common share:
Basic	$0.14	$0.23

Diluted	$0.14	$0.23

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2007 and 2006, the Company capitalized approximately $114,000 and $55,000, respectively, of stock-based compensation expense related to our custom contracts which have not been completed.

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, the Company is using the Black-Scholes option pricing model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, the Company estimates forfeitures when recognizing compensation expense, and the Company will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through an adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for equity awards:

	Year Ended September 30,
	2007	2006	2005
Volatility	51%	69%	61%
Risk-free interest rate	4.54%	4.63%	3.61%
Dividend yield	0%	0%	0%
Expected life (years)	4.3	4.3	3.6

The expected stock price volatility rates are based on the historical volatility of our common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of options granted during the fiscal years ended September 30, 2007, 2006 and 2005 were $3.53, $5.22 and $5.11 per share, respectively.

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

Customer Concentrations

In fiscal years 2007, 2006, and 2005 only one customer accounted for 10% or more of total revenues.

Advertising Expense

The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $640,000, $566,000, and $1,258,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings Per Share” (SFAS 128). Accordingly, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company plus weighted average share equivalents, unless anti-dilutive.

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders:

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share data)
Net loss	$(4,605)	$(879)	$(315)

Weighted average shares of common stock outstanding	23,217	22,812	22,187
Less weighted average unvested restricted stock subject to repurchase	(106)	—	—

Shares used in computing basic and diluted net loss per share	23,111	22,812	22,187

Net loss per share:
Basic and diluted	$(0.20)	$(0.04)	$(0.01)

The Company has excluded all outstanding options and other equity-settled awards from the calculation of diluted net loss per share because these securities are anti-dilutive for the years ended September 30, 2007 and 2006. Options and other awards to purchase approximately 4.8 million, 5.6 million and 5.7 million shares of common stock have been excluded for the years ended September 30, 2007, 2006, and 2005, respectively, as they are anti-dilutive. There were no shares subject to repurchase as of September 30, 2007, 2006 and 2005.

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

Total comprehensive loss is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Net loss	$(4,605)	$(879)	$(315)
Foreign currency translation adjustment	702	87	157
Change in net unrealized gain (loss) on investment, net of tax	(2)	170	(105)

Total comprehensive loss, net of tax	$(3,905)	$(622)	$(263)

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating what impact this standard will have on our financial position or results of operations.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geographic area are based on the region the customers are located. They are as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Total Revenues by Geographic Area:
United States	$19,862	$20,387	$18,306
Taiwan	9,446	15,734	11,919
Europe, Middle East, and Africa (EMEA)	9,200	9,105	9,239
Japan	2,358	3,244	4,490
Canada	1,492	3,091	1,378
Other Asia	4,169	7,742	8,057

Total	$46,527	$59,303	$53,389

Percentage of license revenues by process node are as follows:

	Year Ended September 30,
	2007	2006	2005
Total License Revenues by Process Node:
65-nanometer technology	23%	10%	6%
90-nanometer technology	36	43	36
0.13 micron technology	28	33	40
0.18 micron technology	10	12	12
Other	3	2	6

Long-lived assets are located primarily in the United States, with the exception of a building in the Republic of Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.3 million and $2.2 million as of September 30, 2007 and 2006, respectively.

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Note 3. Balance Sheet Components

Investments, classified as available-for-sale securities, included the following (in thousands):

	September 30, 2007			September 30, 2006
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Investments:
Government and federal agency bonds	$6,012	$4	$6,016	$27,246	$(39)	$27,207
Commercial paper	30,674	(69)	30,605	19,407	(27)	19,380
Corporate bonds	4,968	(6)	4,962	2,450	(3)	2,447
Certificates of deposits	1,257	—	1,257	219	—	219

Short-term investments	42,911	(71)	42,840	49,322	(69)	49,253

Long-term government and federal agency bonds	17,501	27	17,528	7,512	21	7,533

Long-term investments	17,501	27	17,528	7,512	21	7,533

Total investments	$60,412	$(44)	$60,368	$56,834	$(48)	$56,786

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments, classified as available-for-sale securities, are reported as:

	September 30,
	2007	2006
	(In thousands)
Short-term investments	$42,840	$49,253
Long-term investments	17,528	7,533

Total	$60,368	$56,786

The contractual maturities of investments are as follows (in thousands):

	September 30, 2007		September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$42,911	$42,840	$49,322	$49,253
Due after one year through five years	17,501	17,528	7,512	7,533

Total	$60,412	$60,368	$56,834	$56,786

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government and federal agency bonds	$—	$—	$—	$—	$—	$—
Commercial paper	21,224	79	—	—	21,224	79
Corporate bonds	4,963	6	—	—	4,963	6

Total	$26,187	$85	$—	$—	$26,187	$85

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value is realizable. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.

Accounts receivable are as follows (in thousands):

	September 30,
	2007	2006
	(In thousands)
Accounts receivable, net:
Accounts receivable	$12,364	$16,230
Allowance for doubtful accounts	(194)	(295)

Total	$12,170	$15,935

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Write offs totaling $138,000 were recorded for the year ended September 30, 2006. No write-offs were recorded against the allowance for doubtful accounts in the years ended September 30, 2007 and September 30, 2005.

Property, plant and equipment are as follows (in thousands):

	September 30,
	2007	2006
	(In thousands)
Property, plant and equipment, net:
Building in Armenia	$3,077	$2,700
Furniture and fixtures	976	1,022
Computers and equipment	9,797	9,224
Software	10,638	10,508
Leasehold improvements	1,090	1,102

	25,578	24,556
Less accumulated depreciation and amortization	(21,935)	(19,714)

Total	$3,643	$4,842

Depreciation and amortization expense related to property, plant and equipment totaled $1.8 million, $2.0 million and $2.4 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Intangible assets are as follows (in thousands):

	September 30, 2007			September 30, 2006
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$3,500	$(2,035)	$1,465	$3,500	$(1,672)	$1,828
Customer lists	300	(5)	295	—	—	—
Technology	800	(17)	783	—	—	—

	4,600	(2,057)	2,543	3,500	(1,672)	1,828
Unamortized intangible assets:
Workforce	269	(202)	67	269	(202)	67
Customer lists	27	(20)	7	27	(20)	7
Other	353	(265)	88	353	(265)	88

Total(*)	$5,249	$(2,544)	$2,705	$4,149	$(2,159)	$1,990

*	Intangible assets include approximately $162,000 related to assembled workforce and customer lists which are no longer amortized in accordance with SFAS 142.

The aggregate amortization expense related to acquired intangible assets totaled $0.4 million for the years ended September 30, 2007, 2006 and 2005.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expenses of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008	$589
2009	589
2010	589
2011	566
2012	210
Thereafter	—

Total	$2,543

Accrued expenses are as follows (in thousands):

	September 30,
	2007	2006
	(In thousands)
Accrued expenses:
Accrued payroll and related expenses	$3,034	$3,087
Other accruals	1,625	1,710

Total	$4,659	$4,797

The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,
	2007	2006
	(In thousands)
Accumulated other comprehensive income:
Unrealized loss on investments	$(35)	$(33)
Cumulative translation adjustment	1,044	342

Total	$1,009	$309

Note 4. Acquisition of Ingot Systems, Inc.

On August 14, 2007, the Company acquired Ingot Systems, Inc. (Ingot), a Santa Clara based provider of critical functional IP and design services to the semiconductor industry with global design centers located in the United States and India. The acquisition expands the Company’s ability to serve chosen markets by adding new products and services required in the rapid development of System-on-Chip (SoC) integrated circuits to the Company’s current family of physical IP products including memory compilers, logic libraries and related development tools.

The aggregate up front purchase price was $2.8 million, which included the payment of cash for common stock and the cancellation of options, and acquisition related costs. In addition, the former Ingot shareholders and employees have a potential for a series of earn-out and performance bonus payments totaling up to $8 million through the end of the Company’s fiscal 2009, provided that certain technology and product order milestones are achieved. These earn-outs payments will be treated as additional compensation when met as the milestones are

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

linked to continued employment. The $1.6 million of goodwill the Company recorded in connection with the acquisition is not expected to be deductible for income tax purposes. The $1.1 million of acquired intangible assets the Company recorded in connection with the acquisition is expected to be amortized using an estimated life of four years. In accordance with SFAS No.141, “Business Combinations,” the Company accounted for this acquisition as a business combination. The results of operations and the estimated fair values of the assets acquired and liabilities assumed has been included in the Company’s consolidated financial statements from the date of acquisition. The financial results of Ingot Systems, Inc. prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

The following tables summarize the components of the total purchase price and the estimated allocation (in thousands):

Allocation
Cash paid for common stock	$1,754
Cash paid for vested options	178
Other estimated acquisition related costs	840

Total estimated purchase price	$2,772

The final purchase price allocation will be determined upon finalization of estimates for direct acquisition costs and a comprehensive final evaluation of the fair value of all assets and liabilities. The purchase price allocation, which is subject to change based on the Company’s final analysis, is as follows (in thousands):

Allocation
Intangible assets	$1,100
Net liabilities assumed	(1)
Goodwill	1,573
In-process research and development	100

Total consideration	$2,772

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value, which approximates the carrying amount as of the acquisition date. The Company determined the valuation of the identifiable intangible assets using future revenue assumptions. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

In connection with this acquisition, the Company recorded an expense of $0.1 million in fiscal year 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through preliminary established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process technology is a component of research and development expense in the Consolidated Statements of Operations.

Note 5. Restructuring Charges

During fiscal 2007, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation in order to improve our cost structure. The Company accounted for costs associated with a leased facility in accordance with SFAS No. 146 “Accounting for Costs Associated with

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exit or Disposal Activities.” In addition, the Company accounted for the asset-related portions of the restructuring in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During fiscal 2007, the Company reduced our workforce by approximately 23 employees throughout the Company. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. Facility closure costs included in the restructuring were comprised of payments required under the lease less any applicable estimated sublease income after the property was abandoned. All severance payments and severance-related benefits will be paid by December 31, 2007. Total restructuring costs accrued as of September 30, 2007 were $0.1 million which are recorded in accrued expenses on the consolidated balance sheet.

The following table summarizes restructuring activity for the twelve months ended September 30, 2007 as follows (in thousands):

	Severance	Asset Related	Facility	Total
Restructuring expense	$438	$31	$111	$580
Non-cash charges	—	(31)	—	(31)
Cash payments	(356)	—	(119)	(475)

Balance at September 30, 2007	$82	$—	$(8)	$74

Note 6. Commitments and Contingencies

Except for the Armenia building, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $1.5 million, $2.1 million and $2.1 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The following table summarizes our contractual obligations (dollars in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,655	$906	$709	$40	$—
Purchase obligations(1)	9,043	3,650	5,140	253	—

Total operating lease and purchase obligations	$10,698	$4,556	$5,849	$293	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

Aggregate future minimum lease payments under operating leases as of September 30, 2007 are as follows (in thousands):

Operating Leases
2008	$906
2009	455
2010	254
2011	40
Thereafter	—

Total minimum lease payments	$1,655

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had no future capital lease obligations as of September 30, 2007.

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2007 and 2006.

The Company has agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Agreements entered into prior to December 31, 2002 were grandfathered under the provisions of FIN No. 45. Currently, the Company has no liabilities recorded for these agreements as of September 30, 2007 and 2006.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2007 and 2006. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Stockholders’ Equity

Common Stock

As of September 30, 2007, common stock was reserved for issuance as follows:

Equity Incentive Plans	6,895,613
Employee Stock Purchase Plans	64,957

Total	6,960,570

Equity Incentive Plans

In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. Under the terms of the plans, the exercise price of incentive stock options will not be less than 100% of the fair market value of the shares on the date of grant, and the exercise price of nonstatutory stock options will not be less than 85% of the fair market value of the shares on

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant. Under the 1997 Plan, the exercise price of options granted to an employee or a service provider and, under the 2002 Plan, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant. All option grants may be exercisable within the times or upon the events determined by the Board of Directors. The term of each option grant will be no more than ten years. However, in the case of an incentive stock option issued to an optionee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option will be no more than five years. All shares that are issued under these plans are subject to repurchase by the Company at the original exercise price until the underlying options have vested. As of September 30, 2007, there were no shares issued and outstanding under the plans that were subject to repurchase.

Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 1997 Plan and the 2002 Plan. Under the 1997 Plan, except for shares purchased by officers, directors and consultants, shares acquired through stock purchase rights vest over a period not to exceed five years with 20% vesting each year. Any unvested shares acquired are subject to repurchase by the Company. As of September 30, 2007, no such shares have been granted. On September 30, 2007, a total of 190,269 shares expired unissued under the 1997 Plan.

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

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available For Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance as of September 30, 2004	1,374,521	6,024,291	$9.99
Additional options authorized	1,000,000	—	—
Options granted	(1,159,059)	1,159,059	$10.38
Options exercised	—	(705,610)	$6.03
Options canceled	773,070	(773,070)	$12.61

Balance as of September 30, 2005	1,988,532	5,704,670	$10.12
Options granted	(1,344,659)	1,344,659	$9.09
Options exercised	—	(455,870)	$5.57
Options canceled	962,550	(961,759)	$10.70

Balance as of September 30, 2006	1,606,423	5,631,700	$10.14
Options and SSARs granted	(1,571,150)	1,571,150	$7.71
RSUs granted	(195,615)	—	—
Options and SSARs exercised	—	(152,241)	$5.37
Options and SSARs canceled	1,281,177	(1,281,177)	$10.90
RSUs cancelled	40,495	—	—
Options expired (unissued)	(190,269)	—	—

Balance as of September 30, 2007	971,061	5,769,432	$9.46

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options and SSARs outstanding and exercisable as of September 30, 2007:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$ 0.13-$ 5.61	663,130		4.31	$3.71	$2,459	662,938	4.31	$3.71	$2,458
$ 5.62-$ 7.08	616,693		9.92	$6.99	$261	45,889	5.39	$3.61	$37
$ 7.10-$ 7.76	608,489		9.71	$7.49	$27	175,834	8.61	$7.64	$—
$ 7.78-$ 7.89	721,096		8.95	$7.85	$—	236,215	9.02	$7.84	$—
$ 8.01-$ 8.87	696,348		8.30	$8.73	$—	294,207	6.96	$8.67	$—
$ 8.91-$10.11	595,122		7.12	$9.45	$—	430,923	6.66	$9.50	$—
$10.13-$11.62	599,612		7.36	$10.74	$—	549,467	7.29	$10.71	$—
$11.64-$16.11	1,027,892		5.02	$14.89	$—	1,011,421	4.97	$14.89	$—
$16.55-$22.37	240,800		4.93	$17.07	$—	229,817	4.79	$17.46	$—
$22.81-$22.81	250		4.78	$22.81	$—	250	4.78	$22.81	$—

Total	5,769,432	*	7.30	$9.46	$2,747	3,636,961	5.99	$10.30	$2,495

* Table of awards outstanding does not include 155,120 unvested restricted stock units.

Vested and expected to vest as of September 30, 2007	5,453,533		6.11	$9.54	$2,706

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.42 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 was 0.7 million.

The total fair value of shares vested using the Black-Scholes method during the fiscal year ended September 30, 2007 was $2.4 million. The total intrinsic value of employee stock options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 were $0.4 million, $2.1 million and $5.8 million, respectively. The total cash received from employees as a result of employee stock option exercises during the fiscal years ended September 30, 2007, 2006 and 2005 were $0.9 million, $2.5 million, and $4.3 million, respectively.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company issues new shares of common stock upon exercise of stock options. A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the fiscal year ended September 30, 2007 is presented below:

	Awards
	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested as of September 30, 2006	2,417,164	$5.17
Awards granted	1,571,150	$3.53
Awards vested	(443,188)	$5.46
Awards canceled	(1,281,177)	$5.61

Nonvested as of September 30, 2007	2,263,949	$3.77

Restricted Stock Units (“RSU”)

During the first quarter of fiscal year 2007, the Company began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following table summarizes the activity of the Company’s unvested restricted stock units as of September 30, 2007 and changes during the twelve months ended September 30, 2007, is presented below:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	—	—
RSU granted	195,615	$8.37
RSU vested	—	—
RSU canceled	(40,495)	8.70

Nonvested as of September 30, 2007	155,120	$8.29

Stock-based compensation cost for restricted stock units for the year ended 2007 was $0.5 million. As of September 30, 2007, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $0.9 million and is expected to be amortized over a weighted average period of 1.8 years.

Employee Stock Purchase Plans

In April 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). A total of 491,137 shares of common stock have been reserved for issuance under this plan. In July 2001, the Board of Directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000 Purchase Plan and allocated 30,000 shares of common stock previously reserved for issuance under the 2000 Purchase Plan for issuance under the 2001

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Plan. A total of 70,716 shares have been reserved for issuance under the 2001 Foreign Plan. As of September 30, 2007, a total of 64,957 shares were reserved for issuance under both plans. During fiscal years 2007, 2006 and 2005, there were no transfers from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve. During fiscal year 2004, an additional 716 shares were transferred from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve to meet the requirements of the February 13, 2004 and August 13, 2004 purchases. On each October 1, starting in 2001, the number of shares is automatically increased by the lesser of: 0.75% of the then outstanding shares of common stock, 200,000 shares or a number determined by the Board of Directors. Each offering period will consist of six months. The initial offering period began on October 1, 2000. Offering period end dates were changed from March 31 and September 30 of each year, to February 15 and August 15, starting in fiscal year 2002.

Under the Company’s 2000 Purchase Plan and 2001 Foreign Plan, the employees purchased 10,954, 24,559, and 261,456 shares during the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The employee stock purchase plan was terminated on February 16, 2007.

Common Stock Valuation

In connection with the Company’s initial public offering, the Company reevaluated the fair value of its common stock used to record stock-based compensation for employee stock options and the valuation of the warrants issued for professional services, the purchase of assets and in obtaining a line of credit. In connection with the Company’s acquisition of In-Chip Systems, Inc., the Company included in the purchase price the fair value of common stock and stock options and recorded the intrinsic value of the stock options as deferred stock-based compensation. In connection with all such stock option grants, during the years ended September 30, 2007 and 2006, we recorded stock-based compensation expense under SFAS 123R of $4.4 and $6.7 million, respectively. During the year ended September 30, 2005, the Company recorded a non-cash charge for stock-based compensation under APB 25 of $0.3 million.

Note 8. Related Party Transactions

Cathal Phelan who was appointed as a member of its Board of Directors in March 2006, also serves as Chief Executive Officer at Ubicom, Inc. which is one of our customers. Revenue from Ubicom was approximately $137,000 and $93,000 for the years ended September 30, 2007 and 2006, respectively.

The Company’s promissory note from an executive officer in the principal amount of $200,000 issued in March 2002 was substantially repaid in fiscal year 2005 when the officer left the Company. Approximately $20,000 was not repaid and subsequently written-off.

Note 9. Agreements with Foundries

The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2007, 2006 and 2005, total royalty revenues were $12.1 million, $16.1 million and $11.0 million, respectively.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

The domestic and foreign components of income (loss) before taxes are as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Domestic	$(8,587)	$(883)	$(2,563)
Foreign	740	124	88

Total	$(7,847)	$(759)	$(2,475)

The income tax provision (benefit) for the years ended September 30, 2007, 2006 and 2005 consists of the following:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$—	$468	$(889)
State	80	358	(622)
Foreign	1,314	752	218
Deferred:
Federal	(4,060)	(949)	(1,279)
State	(576)	(509)	412
Foreign	—	—	—

	$(3,242)	$120	$(2,160)

The income tax provision (benefit) differed from the amounts computed at the US statutory federal income tax rate of 34% in 2007, 2006, and 2005 as a result of the following:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Federal tax at statutory rate	$(2,668)	$(258)	$(842)
State taxes	(523)	(273)	(139)
Stock-based compensation	649	984	(236)
Tax exempt interest	—	(20)	(20)
Research and development credit	(738)	(184)	(671)
Foreign taxes, net of credit	25	57	0
Other	13	(186)	(252)

Total	$(3,242)	$120	$(2,160)

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended September 30,
	2007	2006
	(In thousands)
Deferred tax assets current:
Deferred revenue	$145	$32
Compensation accrual	593	559
Net operating loss carryforwards	—	449
Other accruals/reserves not currently deductible	1,201	487

	1,939	1,527
Deferred tax assets non-current:
Net operating loss carryforwards	1,204	—
Stock compensation	2,197	1,354
Research and development credits	8,945	6,493
Depreciation and amortization	832	713
Other accruals/reserves not currently deductible	—	2

Total deferred tax assets	15,117	10,089
Deferred tax liabilities:
Acquired intangibles	(978)	(692)

Net deferred tax assets	$14,139	$9,397

The FASB’s SFAS No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset as of September 30, 2007 and 2006 based on the expectation of future taxable income. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary.

For the year ended September 30, 2007, the Company also has research and development tax credit carryforwards of approximately $4.9 million and $4.1 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2022. The state tax credits can be carried forward indefinitely.

For the year ended September 30, 2007, the Company has federal net operating loss carryforwards of approximately $3.4 million which expire beginning in the years 2026.

For the year ended September 30, 2007, the Company has foreign tax credit carryforwards of approximately $3.4 million which expire beginning in the year 2014.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Quarterly Results—Unaudited

	Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005
	(Unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,149	$11,286	$10,567	$11,525	$15,036	$15,346	$15,196	$13,725

Cost and expenses:
Cost of revenues	2,966	2,869	3,376	3,727	3,437	4,151	3,500	3,715
Research and development	5,146	5,301	4,823	5,076	4,978	5,473	5,328	5,628
Sales and marketing	3,997	4,050	3,763	3,654	4,272	4,027	4,299	4,260
General and administrative	2,020	1,789	2,418	2,664	2,704	2,150	2,709	2,756
Restructuring charges	—	580	—	—	—	—	—	—

Total cost and expenses	14,129	14,589	14,380	15,121	15,391	15,801	15,836	16,359
Operating income (loss)	(980)	(3,303)	(3,813)	(3,596)	(355)	(455)	(640)	(2,634)
Interest income	998	1,014	1,003	987	988	776	668	623
Other income (expenses), net	(31)	(53)	(29)	(44)	129	148	(3)	(4)

Income (loss) before taxes	(13)	(2,342)	(2,839)	(2,653)	762	469	25	(2,015)
Income tax provision (benefit)	363	(1,106)	(1,062)	(1,437)	(15)	2,059	(151)	(1,773)

Net income (loss)	$(376)	$(1,236)	$(1,777)	$(1,216)	$777	$(1,590)	$176	$(242)

Basic net income (loss) per share	$(0.02)	$(0.05)	$(0.08)	$(0.05)	$0.03	$(0.07)	$0.01	$(0.01)

Diluted net income (loss) per share	$(0.02)	$(0.05)	$(0.08)	$(0.05)	$0.03	$(0.07)	$0.01	$(0.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 14th day of December 2007.

VIRAGE LOGIC CORPORATION

By:	/s/ J. DANIEL MCCRANIE
J. Daniel McCranie
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Daniel McCranie and Christine Russell, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Executive Chairman (President and Chief Executive Officer)	December 14, 2007

/S/ CHRISTINE RUSSELL Christine Russell	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 14, 2007

/S/ DR. ALEXANDER SHUBAT Dr. Alexander Shubat	Vice President of Research and Development, Chief Technical Officer, Secretary and Director	December 14, 2007

/S/ MICHAEL HACKWORTH Michael Hackworth	Director	December 14, 2007

/S/ ADAM K. KABLANIAN Adam K. Kablanian	Director	December 14, 2007

/S/ ROBERT SMITH Robert Smith	Director	December 14, 2007

/S/ MICHAEL STARK Michael Stark	Director	December 14, 2007

/S/ CATHAL PHELAN Cathal Phelan	Director	December 14, 2007

VIRAGE LOGIC CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-Offs	Deductions Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Year ended September 30, 2005	$738	$417	$—	$—	$1,155
Year ended September 30, 2006	$1,155	$295	$(138)	$(1,017)	$295
Year ended September 30, 2007	$295	$—	$—	$(101)	$194

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws(13)

4.1	Specimen Common Stock Certificate(1)

10.1	1997 Equity Incentive Plan, as amended(2)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(3)*

10.3	2000 Employee Stock Purchase Plan, as amended(4)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(4)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(1)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(1)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(5)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(6)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(7)*

10.11	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(8)*

10.12	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(8)#

10.13	Sublease between Ciena Corporation and Virage Logic Corporation dated July 11, 2002 and Consent to Sublease between Ciena Corporation, Virage Logic Corporation and Renco Equities IV dated August 11, 2002(9)

10.14	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(9)

10.15	Virage Logic Corporation 2007 Profit Sharing Bonus Plan(12)*

10.16	Lease between the Neidig Family and Virage Logic Corporation dated October 12, 2006 and First Amendment to Lease dated October 25, 2007

10.17	Agreement and Release dated January 22, 2007 entered into by and between Virage Logic Corporation and Adam A. Kablanian(10)

10.18	Agreement and Release dated July 10, 2007entered into by and between Virage Logic Corporation and James R. Bailey(11)

10.19	Virage Logic Corporation 2008 Profit Sharing Bonus Plan*

10.20	Virage Logic Corporation 2008 Executive MBO Plan*

21.1	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

Exhibit Number	Description of Document
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(2)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(3)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(5)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated by reference to Appendix A of Virage Logic’s Proxy Statement filed on January 13, 2005.
(7)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(8)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(9)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(11)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K/A for the year ended September 30, 2006.
(13)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2003.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.