Form 10-Q
period 2007-12-31
VIRAGE LOGIC CORP
filed 2008-02-11
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 000-31089

VIRAGE LOGIC CORPORATION

(EXACT N AME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

As of February 1, 2008, there were 23,483,667 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2007	September 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$21,655	$14,820
Short-term investments	40,117	42,840
Accounts receivable, net	9,279	12,170
Costs in excess of related billings on uncompleted contracts	1,376	1,134
Current deferred tax assets	1,938	1,939
Prepaid expenses and other	4,007	4,766
Taxes receivable	2,550	2,320

Total current assets	80,922	79,989
Property, equipment and leasehold improvements, net	3,661	3,643
Goodwill	11,369	11,355
Other intangible assets, net	2,558	2,705
Deferred tax assets	13,328	13,178
Long-term investments in marketable securities	16,063	17,528
Other long-term assets	367	473

Total assets	$128,268	$128,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587	$1,027
Accrued expenses	4,172	4,659
Deferred revenue	5,911	8,996
Income taxes payable	3,356	2,992

Total current liabilities	14,026	17,674
Deferred tax liabilities	978	978

Total liabilities	15,004	18,652

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,482,667 and 23,190,857 as of December 31, 2007 and September 30, 2007, respectively	23	23
Additional paid-in capital	137,686	135,926
Accumulated other comprehensive income	1,202	1,009
Accumulated deficit	(25,647)	(26,739)

Total stockholders’ equity	113,264	110,219

Total liabilities and stockholders’ equity	$128,268	$128,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenue:
License	$10,761	$8,422
Royalties	3,299	3,103

Total revenues	14,060	11,525
Cost and expenses:
Cost of revenue	2,447	3,727
Research and development	5,858	5,076
Sales and marketing	3,593	3,654
General and administrative	1,775	2,664
Restructuring charges	(3)	—

Total cost and expenses	13,670	15,121
Operating income (loss)	390	(3,596)
Interest income and other expenses, net	1,167	943

Income (loss) before income taxes	1,557	(2,653)
Income tax provision (benefit)	465	(1,437)

Net income (loss)	$1,092	$(1,216)

Net income (loss) per share:
Basic	$0.05	$(0.05)

Diluted	$0.05	$(0.05)

Weighted average shares used in computing per share amounts:
Basic	23,419	23,057

Diluted	23,733	23,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,092	$(1,216)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	392	476
Amortization of intangible assets	147	97
Stock-based compensation	416	1,466
Changes in operating assets and liabilities:
Accounts receivable	2,891	4,766
Costs in excess of related billings on uncompleted contracts	(255)	(28)
Prepaid expenses and other assets	753	(343)
Taxes receivable	(230)	396
Deferred tax assets	(150)	(60)
Other long-term assets	107	(66)
Accounts payable and accrued liabilities	(943)	(664)
Deferred revenue	(3,085)	(1,533)
Income tax payable	362	(1,498)

Net cash provided by operating activities	1,497	1,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(148)	(53)
Purchase of investments	(26,301)	(32,627)
Proceeds from maturities of investments	30,596	20,323

Net cash provided by (used in) investing activities	4,147	(12,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,355	355

Net cash provided by financing activities	1,355	355

Effect of exchange rates on cash	(164)	73

Net increase (decrease) in cash and cash equivalents	6,835	(10,136)
Cash and cash equivalents at beginning of period	14,820	20,815

Cash and cash equivalents at end of period	$21,655	$10,679

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended, September 30, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2008.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $0 and $16,000 during the three months ended December 31, 2007, and 2006, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9.

Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence a software product.

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company uses a completed performance model for perpetual licenses that do not include services to provide significant production, modification or customization of software as all of the elements have been delivered. The Company determines delivery has occurred when all the license materials that are specified in the evidence of a signed arrangement including any related documentation and the license keys are delivered electronically through the FTP server or via Electronic mail (e-mail). If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses that do not require specific customization for the semiconductor IP and software products are recognized ratably over the term of the license, which are generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met. The Company uses a proportional performance model for term-based licenses as these licenses have a right to receive unspecified additional products that are granted over the access term of the license. Consulting services represent an immaterial amount of our revenue thus are recorded as part of license revenue. These consulting services are not related to the functionality of the products licensed. Revenue from consulting services is recognized on the time and materials method or as work is performed.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreements starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered into prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2007 and 2006 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of December 31, 2007 and 2006, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $16.1 million and $17.5 million with maturity dates greater than one year for the fiscal quarter ended December 31, 2007 and fiscal year ended September 30, 2007, respectively.

Goodwill and Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge or amortization of goodwill was recorded during fiscal year 2007 or 2008.

Acquired Intangible Assets

Intangible assets are as follows (in thousands):

	December 31, 2007			September 30, 2007
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$3,500	$(2,113)	$1,388	$3,500	$(2,035)	$1,465
Customer lists	300	(25)	275	300	(5)	295
Technology	800	(67)	733	800	(17)	783

	4,600	(2,205)	2,396	4,600	(2,057)	2,543
Unamortized intangible assets:
Workforce	269	(202)	67	269	(202)	67
Customer lists	27	(20)	7	27	(20)	7
Other	353	(265)	88	353	(265)	88

Total (*)	$5,249	$(2,692)	$2,558	$5,249	$(2,544)	$2,705

*	Intangible assets include approximately $162,000 related to assemble workforce and customer lists which are no longer amortized in accordance with SFAS 142.

The aggregate amortization expense related to acquired intangible assets totaled $0.1 million for the three months ended December 31, 2007 and 2006.

Estimated amortization expenses of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008	$442
2009	589
2010	589
2011	566
2012	210
Thereafter	—

Total	$2,396

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2007 and 2006 were $0.4 million and $1.5 million, respectively. As of December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options and stock settled appreciation rights granted prior to that date was $8.3 million and will be amortized over a weighted average period of 2.8 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three month period ended December 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Cost of revenue	$102	$237
Research and development	221	333
Sales and marketing	88	380
General and administrative	5	516

Stock-based compensation expense	416	1,466
Related income tax benefits	(152)	(340)

Stock-based compensation expense, net of tax benefits	$264	$1,126

Net stock-based compensation expense, per common share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

As of December 31, 2007 and 2006, the Company capitalized approximately $101,000 and $62,000, respectively, of stock-based compensation expense related to our custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock settled appreciation rights awards:

	Three Months Ended
	December 31, 2007	December 31, 2006
Volatility	43.8%	59.3%
Risk-free interest rate	3.4%	4.7%
Dividend yield	0.0%	0.0%
Expected life (years)	4.63 years	4.25 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of awards granted during the three months ended December 31, 2007 and 2006 were $3.45 and $4.58, respectively.

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2007 and changes during the three months ended December 31, 2007, is presented below:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2007	155,120	$8.29
RSU granted	53,168	$8.45
RSU vested	(50,061)	$8.82
RSU canceled	(1,700)	$8.82

Nonvested as of December 31, 2007	156,527	$8.17

Stock-based compensation cost for restricted stock units for the three months ended December 31, 2007 was $0.1 million. As of December 31, 2007, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $1.1 million and is expected to be recognized over a period of 2.6 years.

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

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options/ SSARs Outstanding	Weighted Average Exercise Price
Balance at September, 2007	971,061	5,769,432	$9.46
SSARs granted	(492,167)	492,167	$8.54
Restricted stock units granted	(53,168)	—	—
Options and SSARs exercised	—	(258,402)	$5.25
Options and SSARs canceled	84,722	(84,722)	$10.29
Restricted stock units canceled	1,700	—	—
Options expired (unissued)	(28,792)	—	—

Balance at December 31, 2007	483,356	5,918,475	$9.55

The following table summarizes information about stock options and SSARs outstanding and exercisable at December 31, 2006:

		Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)
$0.13 - $6.94	671,545	4.83	$4.52	$2,573	564,736	3.90	$4.06	$2,422
$6.96 - $7.47	863,785	9.49	$7.21	$981	127,265	8.81	$7.46	$114
$7.48 - $7.89	791,938	8.44	$7.82	$421	271,308	8.37	$7.84	$138
$8.01 - $8.63	695,798	8.83	$8.49	$9	198,941	6.77	$8.62	$—
$8.65 - $9.30	645,601	8.01	$8.11	$—	266,393	6.54	$8.86	$—
$9.33 - $10.30	679,083	6.79	$9.98	$—	615,837	6.68	$9.93	$—
$10.31 - $14.00	644,458	5.38	$12.01	$—	611,723	5.26	$12.04	$—
$14.03 - $16.11	685,217	4.22	$15.82	$—	676,738	4.19	$15.82	$—
$16.55 - $22.37	240,800	4.30	$17.05	$—	231,892	4.19	$17.05	$—
$22.81 - $22.81	250	4.16	$22.81	$—	250	4.16	$22.81	$—

Total	5,918,475	7.00	$9.55	$3,984	3,565,083	5.56	$10.54	$2,674

Vested and expected to vest as of December 31, 2007	5,560,075	6.41	$9.54	$3,790

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.35 and $9.29 as of December 31, 2007 and 2006, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 and 2006 was 1.0 million and 1.3 million, respectively.

The total fair value of shares vested during the three months ended December 31, 2007 and 2006 were $0.9 million and $1.1 million, respectively. The total intrinsic value of options exercised during the three month period ended December 31, 2007 and 2006 was $0.7 million and $0.2 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2007 and 2006 was approximately $1.4 million and $0.4 million.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the three months ended December 31, 2007, is presented below:

	Awards
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2007	2,263,949	$3.77
Awards granted	492,167	$3.45
Awards vested	(186,524)	$5.08
Awards canceled	(84,722)	$4.59

Nonvested as of December 31, 2007	2,484,870	$3.89

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

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended
	December 31, 2007	December 31, 2006
Basic income (loss) per share:
Net income (loss)	$1,092	$(1,216)

Shares used in computation:
Weighted average common shares outstanding	23,554	23,066
Less: Weighted average unvested restricted stock subject to repurchase	(135)	(70)

Shares used in computing basic net income (loss) per share	23,419	23,057
Add: Weighted average unvested restricted stock subject to repurchase	135	—
Add: Effect of potentially diluted securities	179	—

Shares used in computing diluted net income (loss) per share	23,733	23,057

Basic net income (loss) per share	$0.05	$(0.05)

Diluted net income (loss) per share	$0.05	$(0.05)

For the computation of diluted net income per share for the three months ended December 31, 2007, the Company excluded options totaling approximately 5.1 million shares from the calculation of the net income per share as they are anti-dilutive. Additionally, for the three months ended December 31, 2006, the Company excluded options totaling approximately 5.6 million shares from the calculation of the net loss per share as they were anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments, net of related tax effects and foreign currency translation adjustments. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Total comprehensive income (loss) for the three-month periods ended December 31, 2007 and 2006, respectively, is as follows:

	Three Months Ended
	December 31, 2007	December 31, 2006
Net income (loss)	$1,092	$(1,216)
Foreign currency translation adjustments	98	220
Changes in unrealized gain (loss) on investments, net of tax	58	(1)

Comprehensive income (loss)	$1,248	$(997)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended
Total Revenue by Geography	December 31, 2007	December 31, 2006
	(in thousands)
United States	$6,209	$4,382
Canada	966	504
Japan	198	484
Taiwan	2,230	2,640
Europe, Middle East and Africa (EMEA)	2,600	2,733
Other Asia (China, Malaysia, Korea and Singapore)	1,857	782

Total	$14,060	$11,525

Total license revenues by process node are as follows:

	Three Months Ended
Total License Revenues by Process Node	December 31, 2007	December 31, 2006
45 Nanometer Technology	9%	—%
65 Nanometer Technology	38	2
90 Nanometer Technology	21	37
0.13 Micron Technology	17	46
0.18 Micron Technology	5	15
Other	10	—

Total	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.5 million and $2.3 million as of December 31, 2007 and 2006, respectively.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which the company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating what impact this standard will have on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and FASB Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact SFAS 141R and SFAS 160 will have on our financial position or results of operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2007.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2007. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

During fiscal 2007, the Company reduced our workforce by approximately 23 employees throughout the Company. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. Facility closure costs included in the restructuring were comprised of payments required under the lease less any applicable estimated sublease income after the property was abandoned. All severance payments and severance-related benefits were paid by December 31, 2007. The restructuring plan has been completed and there was no remaining balance accrued for on the consolidated balance sheet as of December 31, 2007.

The following table summarizes restructuring activity for the three months ended December 31, 2007 as follows (in thousands):

	Severance	Asset Related	Facility	Total
Balance, September 30, 2007	$82	$—	$(8)	$74
Adjustments to restructuring and other charges (credits)	(11)	—	8	(3)
Non-cash charges	—	—	—	—
Cash payments	(71)	—	—	(71)

Balance, December 31, 2007	$—	$—	$—	$—

NOTE 8 – INCOME TAXES

Effective October 1, 2007, the Company adopted FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty of Income Taxes, as amended. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax position accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in the Company’s United States tax return with respect to any book-tax adjustments were highly certain; and accordingly, no reserves have been booked. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of December 31, 2007, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and NOLs.

The Company’s total unrecognized tax benefits as of October 1, 2007 (adoption date) amounted to $2.3 million. All of this amount would affect the Company’s future tax rate if recognized. The Company remains subject to tax examination in the United States from 1999 to 2007 and in our foreign jurisdictions ranging from 2001 to 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this section, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of semiconductor IP platforms, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP platforms, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission.

Overview

Business Environment

Virage Logic provides semiconductor intellectual property (IP) to the global semiconductor industry. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) IP and development infrastructure for embedded test and repair of on-chip memory instances, (4) software development tools used to design memory compilers, (5) embedded non-volatile memory instances, (6) logic cell libraries, (7) input/output interface components (I/Os), and (8) DDR memory controller components. These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are forming the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. We also provide custom design services to the semiconductor industry.

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

In the first quarter of year 2008, we derived 68% of our license revenue from the more advanced processes, 90-nanometer, 65-nanometer, and 45-nanometer technologies and 32% from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

We derive our royalty revenues from foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory Systemtm and NOVeA® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Royalty revenues for the three months ended December 31, 2007 and 2006 were $3.3 million and $3.1 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have three customers that generated 10% or more of our revenue for the quarter ended December 31, 2007. We have one customer that generated 10% or more of our revenue for the quarter ended December 31, 2006.

Sales to customers located outside of North America accounted for approximately 42% and 58% for the three months ended December 31, 2007 and 2006, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition”, as amended by Statement of Position 98-4 and Statement of Position 98-9. Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence a software product.

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company uses a completed performance model for perpetual licenses that do not include services to provide significant production, modification or customization of software as all of the elements have been delivered. The Company determines delivery has occurred when all the license materials that are specified in the evidence of a signed arrangement including any related documentation and the license keys are delivered electronically through the FTP server or via Electronic mail (e-mail). If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses that do not require specific customization for the semiconductor IP and software products are recognized ratably over the term of the license, which are generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met. The Company uses a proportional performance model for term-based licenses as these licenses have a right to receive unspecified additional products that are granted over the access term of the license. Consulting services represent an immaterial amount of our revenue thus are recorded as part of license revenue. These consulting services are not related to the functionality of the products licensed. Revenue from consulting services is recognized on the time and materials method or as work is performed.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreements starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered into prior to fiscal 2007. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2007, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $13.9 million and $14.1 million as of December 31, 2007 and September 30, 2007, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of December 31, 2007 the Company had an intangible asset of $2.4 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Inc. and Ingot Systems, Inc.

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2007 and 2006 was $0.4 million and $1.5 million, respectively. At December 31, 2007 and 2006, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $9.4 million and $8.4 million.

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

For purposes of estimating the fair value of equity awards granted during the fiscal years ended September 30, 2007 and 2006 and the three months ended December 31, 2007, using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

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

Accounting for Income Taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $33,000 relating primarily to disqualifying dispositions of incentive stock options which had previously been expensed for generally accepted accounting principles purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $15.3 million and deferred tax liabilities of $1.0 million as of December 31, 2007. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $3.4 million and $3.0 million as of December 31, 2007 and September 30, 2007, respectively.

Effective October 1, 2007, the Company adopted FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty of Income Taxes, as amended. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax position accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in the Company US return with respect to any book-tax adjustments were highly certain; and accordingly, no reserves have been booked. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of December 31, 2007, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and NOLs.

The Company’s total unrecognized tax benefits as of October 1, 2007 (adoption date) amounted to $2.3 million. All of this amount would affect the Company’s future tax rate if recognized. The Company remains subject to tax examination in the United States from 1999 to 2007 and in our foreign jurisdictions ranging from 2001 to 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Revenues

The table below sets forth the changes in revenues from the three months ended December 31, 2006 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over- Year Change
Revenues:
License	$10,761	76.5%	$8,422	73.1%	$2,339	27.8%
Royalties	3,299	23.5%	3,103	26.9%	196	6.3%

Total revenues	$14,060	100.0%	$11,525	100.0%	$2,535	22.0%

Revenues for the three months ended December 31, 2007 totaled $14.1 million, increasing 22.0% from $11.5 million for the three months ended December 31, 2006. License revenue increased $2.3 million and royalties increased $0.2 million.

For the three months ended December 31, 2007 and 2006, total license revenues by process node are as follows:

	Three Months Ended
Total License Revenues by Process Node	December 31, 2007	December 31, 2006
45 Nanometer Technology	9%	—%
65 Nanometer Technology	38	2
90 Nanometer Technology	21	37
0.13 Micron Technology	17	46
0.18 Micron Technology	5	15
Other	10	—

Total	100%	100%

License revenue for the three months ended December 31, 2007 was $10.8 million, representing an increase of $2.3 million or 28% as compared to $8.4 million for the three months ended December 31, 2006. License revenue increased for the three months ended December 31, 2007 mainly attributed to increases of $3.9 million on the 65-nanometer, $1.0 million on the 45-nanometer, and $0.3 million on the 0.18 micron and other technologies, partially offset by a decrease of $2.0 million on the 0.13 micron technology and a decrease of $0.9 million on the 90-nanometer technology.

Royalties increased by $0.2 million, or 6.3% from $3.1 million in the three months ended December 31, 2006 to $3.3 million for the three months ended December 31, 2007.

For the three months ended December 31, 2007 and 2006, total revenues by geography were as follows:

	Three Months Ended
Total Revenue by Geography	December 31, 2007	December 31, 2006
	(in thousands)
United States	$6,209	$4,382
Canada	966	504
Japan	198	484
Taiwan	2,230	2,640
Europe, Middle East and Africa (EMEA)	2,600	2,733
Other Asia (China, Malaysia, Korea and Singapore)	1,857	782

Total	$14,060	$11,525

Cost and Expenses

The table below sets forth the changes in cost and expenses from the three months ended December 31, 2006 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Amount	% of total Revenues	Amount	% of total revenues	Year-Over- Year Change
Cost and expenses:
Cost of revenues	$2,447	17.4%	$3,727	32.3%	$(1,280)	(34.3)%
Research and development	5,858	41.7%	5,076	44.0%	782	15.4%
Sales and marketing	3,593	25.6%	3,654	31.7%	(61)	(1.7)%
General and administrative	1,775	12.6%	2,664	23.1%	(889)	(33.4)%
Restructuring charges	(3)	—	—	—	(3)	—

Total cost and expenses	$13,670	97.2%	$15,121	131.2%	$(1,451)	(9.6)%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended December 31, 2007 totaled $2.4 million, representing a decrease of $1.3 million or 34.3% over $3.7 million for the three months ended December 31, 2006. The decrease was primarily attributable to a decrease of $1.2 million of contract losses and contract related expenses and a decrease in $0.1 million stock-based compensation expense. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, the impact of stock-based compensation expense and the level of license revenues.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended December 31, 2007 were $5.9 million, an increase of $0.8 million, or 15.4%, from $5.1 million for the three months ended December 31, 2006. Research and development expense as a percentage of total revenue for the three months ended December 31, 2007 decreased to 41.7% from 44.0% for the same period in fiscal 2007. The increase in research and development expense was primarily due to $0.7 million in personnel expenses related to the additional headcount costs from our acquisition of Ingot Systems in August 2007.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended December 31, 2007 was $3.6 million, representing a decrease of $0.1 million or 1.7% over the same period in fiscal 2007. Sales and marketing expense as a percentage of revenue was 25.6% for the three months ended December 31, 2007, compared to 31.7% for the three months ended December 31, 2006. The decrease in sales and marketing expense for the three months was primarily attributable to $0.3 million decrease in stock-based compensation and $0.1 million decrease related to travel and entertainment expense, partially offset by an increase of $0.5 million in personnel related expenses related to commissions payments.

General and Administrative Expenses

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended December 31, 2007 was $1.8 million, representing a decrease of $0.9 million or 33.4% over the three months ended December 31, 2006. General and administrative expense as a percentage of total revenue was 12.6% for the three months ended December 31, 2007, compared to 23.1% for the same period in fiscal 2006. The decrease in general and administrative expense for the three months ended December 31, 2007 was mainly attributable to decreases of $0.5 million in stock-based compensation expense, a decrease of $0.2 million in consulting costs, a decrease of $0.1 million in personnel related expenses and a decrease of $0.1 million in facilities and other support costs.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three months ended December 31, 2006 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over- Year Change
Interest income and other income (expenses), net:
Interest income	$966	6.9%	$987	8.6%	$(21)	2.1%
Other income (expenses), net	201	1.4%	(44)	(0.4)%	245	—

Total interest income and other, net	$1,167	8.3%	$943	8.2%	$224	23.8%

Interest income and other, net, for the three months ended December 31, 2007 totaled $1.2 million compared to $0.9 million for the same period in fiscal 2007. The increase in other income (expense), net was primarily due to increase in foreign exchange gains primarily due to the relative exchange rates between the U.S. dollars and Armenian dram, partially offset by a decrease in interest income due to lower interest rates earned on our investment portfolio.

Income Tax Provision

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
	Amount	% of total revenues	Amount	% of total revenues	Year-Over- Year Change
Income tax provision (benefit)	$465	3.3%	$(1,437)	(12.5%)	$1,902	(132.4%)

For the three months ended December 31, 2007, we recorded an income tax provision of $0.5 million. For the same quarter in fiscal 2007, we recorded an income tax benefit of $1.4 million. The provision for income taxes for the three months ended December 31, 2007 is based on our annual effective tax rate in compliance with SFAS 109. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the company reported a discrete tax benefit of approximately $33,000 relating primarily to disqualifying dispositions of incentive stock options which had previously been expensed for generally accepted accounting principle purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to incentive stock options as well as other miscellaneous non-deductible items.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.2 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2005 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2007	September 30, 2007	Change
Cash and cash equivalents	$21,655	$14,820	$6,835
Short-term and long-term investments	56,180	60,368	(4,188)

Total cash, cash equivalents and marketable debt securities	$77,835	$75,188	$2,647

As of December 31, 2007, our cash and cash equivalents totaled $21.7 million, as compared to $14.8 million as of September 30, 2007. As of December 31, 2007 and September 30, 2007, our short-term and long-term treasury investments totaled $56.2 million and $60.4 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of December 31, 2007 totaled $77.8 million, compared to $75.2 million at September 30, 2007. The primary sources of our cash in the three months ended December 31, 2007 was due to cash collection from customers for accounts receivable.

	Three Months Ended
	December 31, 2007	December 31, 2006	Change
Cash provided by operating activities	$1,497	$1,793	$(296)
Cash provided by (used in) investing activities	4,147	(12,357)	16,504
Cash provided by financing activities	1,355	355	1,000
Effect of exchange rates on cash	(164)	73	(237)

Net increase (decrease) in cash and cash equivalents	$6,835	$(10,136)	$16,971

Net cash provided by operating activities was $1.5 million for the three months ended December 31, 2007, representing a decrease of $0.3 million over net cash provided by operating activities of $1.8 million for the three months ended December 31, 2006. The decrease in cash provided by operating activities was primarily attributable to changes in operating assets and liabilities of $1.5 million and a decrease of $1.1 million primarily associated with stock-based compensation, partially offset by an increase in net income of $2.3 million.

Net cash provided by investing activities was $4.1 million for the first three months of 2007, representing an increase of $16.5 million over net cash used in investing activities of $12.4 million for the three months ended December 31, 2006. The decrease of $16.5 million in the use of cash resulted from a decrease of $16.6 million in net purchase of investments and proceeds from maturities of investments, partially offset by a $0.1 million increase in the purchase of property and equipment.

Net cash provided by financing activities totaled $1.4 million and $0.4 million for the three months ended December 31, 2007 and 2006, respectively, and was attributed to the proceeds from exercises of employee stock options during the respective periods.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at December 31, 2007 (dollars in thousands):

Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,401		$775	$626	$—	$—
Purchase obligations	8,858	(1)	2,328	6,530	—	—

Total operating lease and purchase obligations	$10,259		$3,103	$7,156	$—	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in regulation S-K Item 303 (a)(4).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations, mortgage-backed securities and commercial paper. Our short term investments balance of $40.1 million at December 31, 2007 consists of instruments with original maturities of less than one year. We also hold approximately $16.1 million in U.S. government obligation and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of December 31, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.3 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded a net income of $1.1 million for the first quarter of fiscal 2008 and a net loss of $4.6 million for fiscal 2007. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded.

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

If we are unable to maintain existing relationships and/or develop new relationships with semiconductor manufacturers or foundries, we will be unable to verify our technologies on their processes and license our IP to them or their customers and our business will be harmed.

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with foundries to provide us with access to these processes. In addition, we rely on foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have foundry agreements with Chartered, Dongbu HiTek, SilTerra, SMIC, Tower, TSMC, and UMC. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

We must appropriately manage our relationships with foundries and other strategic partners in order to effectively execute on our business strategy.

In relying on manufacturing relationships and/our other strategic alliances, we face the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that may be higher than anticipated;

•	inability of our manufacturing partners to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	decline in product reliability;

•	inability to maintain continuing relationships with our manufacturers due to competition or market consolidation; and

•	restricted ability to meet customer demand when faced with product shortages.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or adversely affect our business, financial condition and results of operations.

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not grow as desired.

We have agreements with semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the quarters ended December 31, 2007 and 2006, we recorded royalty revenues of approximately $3.3 million and $3.1 million, respectively. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

We currently have subsidiaries or branches in the Republic of Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in the Republic of Armenia and India. Israel continues to face a significant level of civic unrest. India is experiencing rising costs and in certain industries, intense competition for highly qualified personnel. Armenia has in recent years suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

Sales to customers located outside North America accounted for 54% and 60% of our revenues for fiscal years ended September 30, 2007 and 2006, respectively. For the three months ended December 31, 2007 and 2006, sales to customers located outside North America accounted for 42% and 58% of our revenues, respectively. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We had three customers that generated 10% or more of our revenue for the first quarter ended December 31, 2007. We had one customer that generated 10% or more of our revenue for the quarter ended December 31, 2006. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

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

In August 2007 we acquired Ingot Systems, Inc., a provider of memory controller products and design services. Together with its subsidiary in India, Ingot consisted of 26 employees. Achievement of our business goals may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions for a variety of reasons, including our inability to structure appropriate financing for larger transactions. Any transactions that we are able to identify and complete may involve a number of risks, including the following:

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

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.2 million, plus interest, which interest will accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

•

the emergence of new semiconductor manufacturing processes and our ability to enter into strategic relationships with semiconductor foundries to develop and test technologies for these new processes and provide customer referrals;

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Adam Kablanian, Chairman of the Board of Directors, and Alexander Shubat, Vice President of Research and Development, Chief Technology Officer and a member of the Board of Directors, each hold a large block of our common stock. Each of Messrs. Kablanian and Shubat has established sales plans, or other sales accounts, to sell shares of our common stock and diversify their holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of January 4, 2008 approximately 57% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

Date: February 11, 2008	VIRAGE LOGIC CORPORATION

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