Form 10-Q
period 2008-03-31
VIRAGE LOGIC CORP
filed 2008-05-12
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 23,512,256 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,566	$14,820
Short-term investments	33,242	42,840
Accounts receivable, net	15,271	12,170
Costs in excess of related billings on uncompleted contracts	1,112	1,134
Current deferred tax assets	1,938	1,939
Prepaid expenses and other	3,634	4,766
Taxes receivable	2,565	2,320

Total current assets	80,328	79,989
Property, equipment and leasehold improvements, net	3,785	3,643
Goodwill	11,369	11,355
Other intangible assets, net	2,336	2,705
Deferred tax assets	13,873	13,178
Long-term investments in marketable securities	20,628	17,528
Other long-term assets	301	473

Total assets	$132,620	$128,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626	$1,027
Accrued expenses	4,565	4,659
Deferred revenue	8,738	8,996
Income taxes payable	2,834	2,992

Total current liabilities	16,763	17,674
Deferred tax liabilities	978	978

Total liabilities	17,741	18,652

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,512,256 and 23,190,857 as of March 31, 2008 and September 30, 2007, respectively	24	23
Additional paid-in capital	135,598	135,926
Accumulated other comprehensive income	1,272	1,009
Accumulated deficit	(25,015)	(26,739)

Total stockholders’ equity	114,879	110,219

Total liabilities and stockholders’ equity	$132,620	$128,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenues:
License	$12,113	$7,804	$22,874	$16,226
Royalties	2,576	2,763	5,875	5,866

Total revenues	14,689	10,567	28,749	22,092

Costs and expenses:
Cost of revenues	3,121	3,376	5,568	7,103
Research and development	6,175	4,823	12,033	9,900
Sales and marketing	3,864	3,763	7,457	7,417
General and administrative	2,111	2,418	3,886	5,082
Restructuring charges	—	—	(3)	—

Total costs and expenses	15,271	14,380	28,941	29,502

Operating loss	(582)	(3,813)	(192)	(7,410)
Interest income and other income (expenses), net	767	974	1,934	1,917

Income (loss) before income taxes	185	(2,839)	1,742	(5,493)
Income tax (benefit) provision	(447)	(1,062)	18	(2,500)

Net income (loss)	$632	$(1,777)	$1,724	$(2,993)

Net income (loss) per share:
Basic	$0.03	$(0.08)	$0.07	$(0.13)

Diluted	$0.03	$(0.08)	$0.07	$(0.13)

Weighted average shares used in computing per share amounts:
Basic	23,494	23,073	23,466	23,080

Diluted	23,723	23,073	23,730	23,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,724	$(2,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	720	936
Amortization of intangible assets	369	193
Stock-based compensation	1,445	2,633
Changes in operating assets and liabilities:
Accounts receivable	(3,102)	4,086
Costs in excess of related billings on uncompleted contracts	(11)	(41)
Prepaid expenses and other assets	1,124	(244)
Taxes receivable	(244)	(191)
Deferred tax assets	(695)	(2,950)
Other long-term assets	173	(241)
Accounts payable and accrued liabilities	(689)	(963)
Deferred revenue	(259)	(1,093)
Income taxes payable	(159)	(2)

Net cash provided by (used in) operating activities	396	(870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(626)	(111)
Purchase of investments	(59,002)	(59,087)
Proceeds from maturities of investments	65,661	44,783

Net cash provided by (used in) investing activities	6,033	(14,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,423	611

Net cash provided by financing activities	1,423	611

Effect of exchange rates on cash	(106)	105

Net increase (decrease) in cash and cash equivalents	7,746	(14,569)
Cash and cash equivalents at beginning of period	14,820	20,815

Cash and cash equivalents at end of period	$22,566	$6,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Virage Logic Corporation (the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) platforms based on memory, logic, and I/Os (input/output interface components). These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable devices, computer and graphics, and automotive applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended, September 30, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2008.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations. The net transaction gains and losses recorded in the consolidated statements of operations were not significant in the periods presented.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $0 and $48,000 during the six months ended March 31, 2008, and 2007, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of March 31, 2008 and 2007 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of March 31, 2008 and 2007, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $20.6 million and $17.5 million with maturity dates greater than one year for the fiscal quarter ended March 31, 2008 and fiscal year ended September 30, 2007, respectively.

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

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	March 31, 2008			September 30, 2007
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$3,500	$(2,192)	$1,308	$3,500	$(2,035)	$1,465
Customer lists	300	(44)	256	300	(5)	295
Technology	800	(116)	684	800	(17)	783

	4,600	(2,352)	2,248	4,600	(2,057)	2,543
Unamortized intangible assets:
Workforce	269	(269)	—	269	(202)	67
Customer lists	27	(27)	—	27	(20)	7
Other	353	(265)	88	353	(265)	88

Total (*)	$5,249	$(2,913)	$2,336	$5,249	$(2,544)	$2,705

*	Intangible assets include approximately $88,000 related to customer lists which are no longer amortized in accordance with SFAS 142.

The aggregate amortization expense related to acquired intangible assets totaled approximately $369,000 and $193,000 for the six months ended March 31, 2008 and 2007, respectively.

Estimated amortization expenses of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008	$294
2009	589
2010	589
2011	566
2012	210
Thereafter	—

Total	$2,248

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted SFAS 123R, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended March 31, 2008 and 2007 were $1.0 million and $1.2 million, respectively. As of March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options and stock settled appreciation rights granted prior to that date was $7.3 million and will be amortized over a weighted average period of 2.6 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and six months period ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Cost of revenue	$177	$240	$279	$478
Research and development	304	285	525	617
Sales and marketing	30	255	118	635
General and administrative	518	387	523	903

Stock-based compensation expense	1,029	1,167	1,445	2,633
Related income tax benefits	(376)	(286)	(528)	(626)

Stock-based compensation expense, net of tax benefits	$653	$881	$917	$2,007

Net stock-based compensation expense, per common share:
Basic	$0.03	$0.04	$0.04	$0.09

Diluted	$0.03	$0.04	$0.04	$0.09

As of March 31, 2008 and 2007, the Company capitalized approximately $83,000 and $21,000, respectively, of stock-based compensation expense related to our custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock settled appreciation rights awards:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Volatility	44%	54%	44%	56%
Risk-free interest rate	2.2%	4.5%	3.3%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.63 years	4.25 years	4.63 years	4.25 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the SSARS and option grants. The average expected life represents the weighted average period of time that options and SSARS granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of awards granted during the three and six months ended March 31, 2008 were $2.66 and $3.38, respectively. The Black-Scholes weighted average fair values of awards granted during the three and six months ended March 31, 2007 were $4.04 and $4.24, respectively.

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2008 and changes during the six months ended March 31, 2008, is presented below:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2007	155,120	$8.29
RSU granted	159,977	$7.24
RSU vested	(58,870)	$8.55
RSU canceled	(3,800)	$8.76

Nonvested as of March 31, 2008	252,427	$7.55

Stock-based compensation cost for restricted stock units for the six months ended March 31, 2008 was $0.3 million. As of March 31, 2008, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $1.5 million and is expected to be recognized over a period of 2.0 years.

Equity Incentive Plans

The Company has two active incentive plans: the 2001 Incentive and Non-statutory Stock Option Plan and the 2002 Equity Incentive Plan. We continue to have awards outstanding under our expired 1997 Equity Incentive Plan. In November 2006, the Company began issuing SSARs which provide the holder the right to receive an amount settled in stock at the time of the exercise. Under our equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of our common stock at the time of grant.

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September, 2007	971,061	5,769,432	$9.46
SSARs granted	(545,042)	545,042	$8.36
Restricted stock units granted	(159,977)	—	—
Options and SSARs exercised	—	(282,893)	$5.03
Options and SSARs canceled	241,502	(241,502)	$9.86
Restricted stock units canceled	3,800	—	—
Options expired (unissued)	(71,326)	—	—

Balance at March 31, 2008	440,018	5,790,079	$9.55

The following table summarizes information about stock options and SSARs outstanding and exercisable at March 31, 2008:

		Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)
$0.13 - $6.63	586,704	4.33	$4.32	$890	586,704	4.33	$4.31	$890
$6.70 - $7.11	625,600	9.50	$7.04	$—	2,333	6.10	$6.71	$—
$7.25 - $7.81	807,073	8.59	$7.65	$—	377,133	8.54	$7.63	$—
$7.84 - $8.45	709,928	9.28	$8.21	$—	141,268	8.42	$7.90	$—
$8.63 - $8.87	654,016	7.51	$8.75	$—	427,310	6.83	$8.71	$—
$8.91 - $10.11	609,822	6.59	$9.44	$—	497,697	6.09	$9.49	$—
$10.13 - $11.62	579,336	6.61	$10.71	$—	552,248	6.56	$10.70	$—
$11.64 - $16.11	976,550	4.31	$14.91	$—	968,076	4.29	$14.91	$—
$16.55 - $22.37	240,800	4.18	$17.05	$—	233,967	4.10	$17.05	$—
$22.81 - $22.81	250	4.03	$22.81	$—	250	4.03	$22.81	$—

Total	5,790,079	6.90	$9.55	$890	3,786,986	5.71	$10.54	$890

Vested and expected to vest as of March 31, 2008	5,485,560	5.98	$9.64	$890

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.76 as of March 31, 2008 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 and 2007 was 0.5 million and 0.7 million, respectively.

The total fair value of shares vested during the six months ended March 31, 2008 and 2007 were $2.1 million. The total intrinsic value of options exercised during the six month periods ended March 31, 2008 and 2007 was $0.8 million and $0.3 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2008 and 2007 was approximately $1.4 million and $0.5 million.

A summary of the status of the Company’s nonvested shares as of March 31, 2008 and changes during the six months ended March 31, 2008, is presented below:

	Awards
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2007	2,307,261	$3.70
Awards granted	545,042	$3.38
Awards vested	(432,918)	$4.56
Awards canceled	(241,502)	$3.87

Nonvested as of March 31, 2008	2,177,883	$3.30

NOTE 2 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, plus weighted average share equivalents, unless anti-dilutive.

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$632	$(1,777)	$1,724	$(2,993)

Shares used in computation:
Shares used in computing basic net income (loss) per share	23,494	23,073	23,466	23,080
Add: Effect of potentially diluted securities	229	—	264	—

Shares used in computing diluted net income (loss) per share	23,723	23,073	23,730	23,080

Basic net income (loss) per share	$0.03	$(0.08)	$0.07	$(0.13)

Diluted net income (loss) per share	$0.03	$(0.08)	$0.07	$(0.13)

For the computation of diluted net income per share for the three months ended March 31, 2008, the Company excluded options totaling approximately 5.3 million shares from the calculation of the net income per share as they are anti-dilutive. Additionally, for the six months ended March 31, 2008, the Company excluded options totaling approximately 5.2 million shares from the calculation of the net loss per share as they were anti-dilutive.

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

Total comprehensive income (loss) for the three and six month periods ended March 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$632	$(1,777)	$1,724	$(2,993)
Foreign currency translation adjustments, net of tax	(6)	(38)	92	(174)
Changes in unrealized gain (loss) on investments, net of tax	76	(5)	171	(4)

Comprehensive income (loss), net of tax	$702	$(1,820)	$1,987	$(3,171)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total Revenue by Geography
United States	$5,460	$3,276	$11,669	$7,658
Canada	145	418	1,111	922
Japan	943	254	1,141	738
Taiwan	2,349	3,101	4,579	5,741
Europe, Middle East and Africa (EMEA)	2,465	2,505	5,065	5,238
Other Asia (China, Malaysia, South Korea and Singapore)	3,327	1,013	5,184	1,795

Total	$14,689	$10,567	$28,749	$22,092

Total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	12%	—%	11%	—%
65 Nanometer technology	37	13	37	7
90 Nanometer technology	22	27	22	32
0.13 Micron technology	15	38	16	39
0.18 Micron technology	5	11	4	14
Other	9	11	10	8

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.4 million and $2.2 million as of March 31, 2008 and 2007, respectively.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of March 31, 2008.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2008. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

NOTE 7 – INCOME TAXES

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in the Company’s United States tax return with respect to any book-tax adjustments were highly certain; and accordingly, no reserves have been booked. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of March 31, 2008, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and NOLs.

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

In the second quarter of fiscal year 2008, we derived 70% of our license revenue from the more advanced processes, 90-nanometer, 65-nanometer, and 45-nanometer technologies and 30% from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our Area, Speed and Power (ASAP) Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory System™ and NOVeA® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Currently, license fees represent the majority of our revenues. Royalty revenues for the three and six months ended March 31, 2008 were $2.6 million and $5.9 million, respectively. Royalty revenues for the three and six months ended March 31, 2007 were $2.8 million and $5.9 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have two customers that generated 10% or more of our revenue for the quarter ended March 31, 2008 and 2007. We have two customers that generated 10% or more of our revenue for the six months ended March 31, 2008 and one customer that generated 10% or more for the six months ended March 31, 2007.

Sales to customers located outside of North America accounted for approximately 62% and 65% for the three months ended March 31, 2008 and 2007, respectively. Sales to customers located outside of North America accounted for approximately 56% and 61% for the six months ended March 31, 2008 and 2007, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of March 31, 2008, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $13.7 million and $14.1 million as of March 31, 2008 and September 30, 2007, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of March 31, 2008 the Company had intangible assets of $2.3 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Inc. and Ingot Systems, Inc.

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2008 was $1.0 million and $1.4 million, respectively. Total SFAS 123R compensation expense recognized for the three and six months ended March 31, 2007 was $1.1 million and $2.6 million, respectively. At March 31, 2008 and 2007, total unrecognized estimated compensation expenses related to non-vested stock options and SSARS granted prior to that date were $8.7 million and $7.3 million.

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

For purposes of estimating the fair value of equity awards granted during the fiscal years ended September 30, 2007 and 2006 and the six months ended March 31, 2008, using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

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

Accounting for Income Taxes

We calculate our income taxes based on an estimated annual effective tax rate in compliance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. However, as required by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result the Company reported a discrete tax benefit of approximately $55,000 relating primarily to disqualifying dispositions of incentive stock options which had previously been expensed for generally accepted accounting principles purposes. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate.

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

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in deferred tax assets of $15.8 million and deferred tax liabilities of $1.0 million as of March 31, 2008. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Taxes payable were $2.9 million and $3.0 million as of March 31, 2008 and September 30, 2007, respectively.

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in the Company US return with respect to any book-tax adjustments were highly certain; and accordingly, no reserves have been booked. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of March 31, 2008, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and NOLs.

The Company’s total unrecognized tax benefits as of October 1, 2007 (adoption date) amounted to $2.3 million. All of this amount would affect the Company’s future tax rate if recognized. The Company remains subject to tax examination in the United States from 1999 to 2007 and in our foreign jurisdictions ranging from 2001 to 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

The table below sets forth the changes in revenues from the three and six months ended March 31, 2008 to the three and six months ended March 31, 2007 (in thousands, except percentage data):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$12,113	82.5%	$7,804	73.9%	$4,309	55.2%
Royalties	2,576	17.5%	2,763	26.1%	(187)	(6.8%)

Total revenues	$14,689	100.0%	$10,567	100.0%	$4,122	39.0%

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$22,874	79.6%	$16,226	73.4%	$6,648	41.0%
Royalties	5,875	20.4%	5,866	26.6%	9	0.2%

Total revenues	$28,749	100.0%	$22,092	100.0%	$6,657	30.1%

Revenues for the three months ended March 31, 2008 totaled $14.7 million, increasing 39.0% from $10.6 million for the three months ended March 31, 2007. The increase resulted from a $4.3 million increase in license revenue offset by a decrease of $0.2 million in royalty revenue.

Revenue for the six months ended March 31, 2008 totaled $28.7 million, increasing 30.1% from $22.1 million for the six months ended March 31, 2007. The increase resulted from the increase of $6.6 million in license revenue.

For the three and six months ended March 31, 2008 and 2007, total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	12%	—%	11%	—%
65 Nanometer technology	37	13	37	7
90 Nanometer technology	22	27	22	32
0.13 Micron technology	15	38	16	39
0.18 Micron technology	5	11	4	14
Other	9	11	10	8

Total	100%	100%	100%	100%

License revenue for the three months ended March 31, 2008 was $12.1 million, representing an increase of $4.3 million or 55.2% as compared to $7.8 million for the three months ended March 31, 2007. License revenue increased for the three months ended March 31, 2008 mainly attributed to increases of $3.4 million on the 65-nanometer process, $1.5 million on the 45-nanometer process and $0.6 million on the 90-nanometer process and offset by decreases of $1.1 million on the 0.13 micron process and $0.1 million on the 0.18 micron process and other technologies.

License revenue for the six months ended March 31, 2008 was $22.9 million, representing an increase of $6.7 million or 41.0% as compared to $16.2 million for the six months ended March 31, 2007. The increase for the six months was due to increases of $7.4 million on the 65-nanometer process and $2.5 million on the 45-nanometer process. These increases were offset by decreases of $2.7 million on the 0.13 micron process, $0.3 million on the 90-nanometer process and $0.2 million on the 0.18 micron process and other technologies.

Royalties decreased by $0.2 million, or 6.8% from $2.8 million in the three months ended March 31, 2007 to $2.6 million for the three months ended March 31, 2008. For the six months ended March 31, 2008 and 2007 royalties were $5.9 million.

For the three and six months ended March 31, 2008 and 2007, total revenues by geography were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total Revenue by Geography
United States	$5,460	$3,276	$11,669	$7,658
Canada	145	418	1,111	922
Japan	943	254	1,141	738
Taiwan	2,349	3,101	4,579	5,741
Europe, Middle East and Africa (EMEA)	2,465	2,505	5,065	5,238
Other Asia (China, Malaysia, South Korea and Singapore)	3,327	1,013	5,184	1,795

Total	$14,689	$10,567	$28,749	$22,092

Cost and Expenses

The table below sets forth the changes in cost and expenses from the three and six months ended March 31, 2008 to the three and six months ended March 31, 2007 (in thousands, except percentage data):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$3,121	21.2%	$3,376	31.9%	$(255)	(7.6%)
Research and development	6,175	42.0%	4,823	45.6%	1,352	28.0%
Sales and marketing	3,864	26.3%	3,763	35.6%	101	2.7%
General and administrative	2,111	14.4%	2,418	22.9%	(307)	(12.7%)

Total cost and expenses	$15,271	104.0%	$14,380	136.1%	$891	6.2%

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$5,568	19.4%	$7,103	32.2%	$(1,535)	(21.6%)
Research and development	12,033	41.9%	9,900	44.8%	2,133	21.5%
Sales and marketing	7,457	25.9%	7,417	33.6%	40	0.5%
General and administrative	3,886	13.5%	5,082	23.0%	(1,196)	(23.5%)
Restructuring charges	(3)	0.0%	—	0.0%	(3)	0.0%

Total cost and expenses	$28,941	100.7%	$29,502	133.5%	$(561)	(1.9%)

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended March 31, 2008 totaled $3.1 million, representing a decrease of $0.3 million or 7.6% over $3.4 million for the three months ended March 31, 2007. The decrease for the three months was primarily attributable to a decrease of $0.3 million of contract related expenses.

For the six months ended March 31, 2008, cost of revenues totaled $5.6 million, representing a decrease of $1.5 million or 21.6% over $7.1 million for the six months ended March 31, 2007. The decrease for the six months was primarily attributable to a decrease of $1.0 million in contract related expenses due to improvement in engineering efficiency, a decrease of $0.2 million in stock-based compensation expenses and a decrease of $0.3 million in contract losses. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, and the level of license revenues.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended March 31, 2008 were $6.2 million, an increase of $1.4 million, or 28%, from $4.8 million for the three months ended March 31, 2007. Research and development expense as a percentage of total revenue for the three months ended March 31, 2008 decreased to

42.0% from 45.6% for the same period in fiscal 2007. The increase was primarily due to $0.7 million of personnel related expenses related to the Ingot acquisition, $0.5 million of expense allocated to cost of revenue and $0.2 million of consulting expenses.

For the six months ended March 31, 2008 research and development totaled $12.0 million, representing an increase of $2.1 million or 21.5% compared to $9.9 million for the same period in fiscal 2007. Research and development expense as a percentage of total revenue for the six months ended March 31, 2008 was 41.9%, as compared to 44.8% for the six months ended March 31, 2007. The increase was primarily due to $1.4 million of personnel related expenses, $1.2 million of expense allocated to cost of revenue and $0.2 million of consulting expenses. These increases were offset by decreases of $0.1 million of software and maintenance expenses, $0.2 million of test chip expenses, $0.1 million of stock-based compensation expense, $0.1 million of facility related costs, $0.1 million of travel and $0.1 million of recruiting expenses.

Sales and Marketing Expenses

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the three months ended March 31, 2008 was $3.9 million, representing a increase of $0.1 million or 2.7% over the same period in fiscal 2007. Sales and marketing expense as a percentage of revenue was 26.3% for the three months ended March 31, 2008, compared to 35.6% for the three months ended March 31, 2007. The increase in sales and marketing expense for the three months was primarily attributable to an increase of $0.4 million of commission expense offset by a decrease of $0.1 million of travel expenses and $0.2 million of stock-based compensation.

For the six months ended March 31, 2008 sales and marketing expenses totaled $7.5 million, representing an increase of $0.1 million or 0.5% compared to $7.4 for the same period in fiscal 2007. Sales and marketing expense as a percentage of total revenue for the six months ended March 31, 2008 was 25.9%, as compared to 33.6% for the six months ended March 31, 2007. The increase in sales and marketing expense for the six months was primarily due to an increase of $0.8 million of commission expense offset by decreases of $0.5 million of stock-based compensation, $0.1 million of travel and $0.1 million of marketing programs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the three months ended March 31, 2008 was $2.1 million, representing a decrease of $0.3 million or 12.7% over the three months ended March 31, 2007. General and administrative expense as a percentage of total revenue was 14.4% for the three months ended March 31, 2008, compared to 22.9% for the same period in fiscal 2007. The decrease in general and administrative expense for the three months ended March 31, 2008 was mainly attributable to a decrease of $0.5 million in personnel related expenses offset by an increase of $0.2 million of stock-based compensation expense.

For the six months ended March 31, 2008 general and administrative expenses totaled $3.9 million, representing a decrease of $1.2 million or 23.5% compared to $5.1 million for the same period in fiscal 2007. General and administrative expense as a percentage of total revenue for the six months ended March 31, 2008 was 13.5%, as compared to 23.0% for the six months ended March 31, 2007. The decrease was primarily due to decreases of $0.7 million of personnel related expense and $0.4 million of stock-based compensation expense and $0.2 million of consulting expense offset by an increase of $0.1 million related to corporate support services.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income, (expenses), net from the three and six months ended March 31, 2007 to the three and six months ended March 31, 2008 (in thousands, except percentage data):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$841	5.7%	$1,004	9.5%	($163)	(16.2%)
Other income (expenses), net	(74)	(0.5%)	(30)	(0.3%)	(44)	146.7%

Total interest income and other income (expenses), net	$767	5.2%	$974	9.2%	($207)	(21.3%)

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$1,806	6.3%	$1,990	9.0%	($184)	(9.2%)
Other income (expenses), net	128	0.4%	(73)	(0.3%)	201	(275.3%)

Total interest income and other income (expenses), net	$1,934	6.7%	$1,917	8.7%	$17	0.9%

Interest income and other income (expenses), net, for the three months ended March 31, 2008 totaled $0.8 million compared to $1.0 million for the same period in fiscal 2007. The decrease is due to the interest rate environment applicable to our treasury investment portfolio of marketable securities held as available-for-sale. Interest income and other income (expenses), net, for the six months ended March 31, 2008 and 2007 totaled $1.9 million.

Income Tax Provision (Benefit)

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$(447)	(3.0%)	$(1,062)	(10.1%)	$615	(57.9%)

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$18	0.1%	$(2,500)	(11.3%)	$2,518	(100.7%)

For the three months ended March 31, 2008, we recorded an income tax benefit of $0.4 million. For the same quarter in fiscal 2007, we recorded an income tax benefit of $1.1 million. For the six months ended March 31, 2008 we recorded a tax provision of $18,000 and a tax benefit of $2.5 million for the same period a year ago. The provision for income taxes for the six months ended March 31, 2008 is based on our annual effective tax rate in compliance with SFAS 109. The fiscal 2008 effective tax rate was reduced due to the acquisition milestone payments related to the Ingot Acquisition that we expect to be earned during the second half of 2008. The annual effective rate was calculated on the basis of our expected level of profitability and includes items such as the use of tax credits and income taxes on earnings of certain foreign subsidiaries. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. As a result, the Company reported a discrete tax benefit of approximately $55,000 relating primarily to the tax deduction from the exercise of stock options which were previously expensed in the income statement. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability. The difference between the benefit for income taxes that would be derived by applying the statutory rate to our loss before income taxes and the provision actually recorded is due primarily to the impact of state and foreign taxes, non-deductible stock-based compensation relating to incentive stock options as well as other miscellaneous non-deductible items.

The Indian Tax Authorities completed their assessment of our tax returns for the tax years 2001 through 2005 and issued assessment orders in which the Indian Tax Authorities propose to assess an aggregate tax deficiency for the five year period of approximately $1.2 million, plus interest, which interest will accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2005 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

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

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2008	September 30, 2007	Change
Cash and cash equivalents	$22,566	$14,820	$7,746
Short-term and long-term investments	53,870	60,368	(6,498)

Total cash, cash equivalents and marketable debt securities	$76,436	$75,188	$1,248

As of March 31, 2008, our cash and cash equivalents totaled $22.6 million, as compared to $14.8 million as of September 30, 2007. As of March 31, 2008 and September 30, 2007, our short-term and long-term treasury investments totaled $53.9 million and $60.4 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of March 31, 2008 totaled $76.4 million, compared to $75.2 million at September 30, 2007. The primary source of our cash in the six months ended March 31, 2008 was cash collections from customers for accounts receivable.

	Six Months Ended
	March 31, 2008	March 31, 2007	Change
Cash provided by (used in) operating activities	$396	$(870)	$1,266
Cash provided by (used in) investing activities	6,033	(14,415)	20,448
Cash provided by financing activities	1,423	611	812
Effect of exchange rates on cash	(106)	105	(211)

Net increase (decrease) in cash and cash equivalents	$7,746	$(14,569)	$22,315

Net cash provided by operating activities was $0.4 million for the six months ended March 31, 2008, representing an increase of $1.3 million over net used in operating activities of $0.9 million for the six months ended March 31, 2007. The increase in cash provided by operating activities was primarily attributable to changes in net income of $4.7 million. This increase was offset by a decrease in changes of operating assets and liabilities of $2.2 million. In addition, we had decreases in non-cash activities which include depreciation, amortization and stock-based compensation of $1.2 million.

Net cash provided by investing activities was $6.0 million for the first six months of 2008, representing an increase of $20.4 million over net cash used in investing activities of $14.4 million for the six months ended March 31, 2007. The increase of $20.4 million in the use of cash resulted from an increase of $20.9 million in net purchase of investments and proceeds from maturities of investments, partially offset by a $0.5 million increase in the purchase of property and equipment.

Net cash provided by financing activities totaled $1.4 million and $0.6 million for the six months ended March 31, 2008 and 2007, respectively, and was attributed to the proceeds from exercises of employee stock options during the respective periods.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at March 31, 2008 (dollars in thousands):

Contractual Obligations	Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$4,979		$1,383	$3,091	$505	$—
Purchase obligations	7,858	(1)	3,804	4,054	—	—

Total operating lease and purchase obligations	$12,837		$5,187	$7,145	$505	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in regulation S-K Item 303 (a)(4).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Our short term investments balance of $33.2 million at March 31, 2008 consists of instruments with original maturities of less than one year. We also hold approximately $20.6 million in U.S. government obligation and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of March 31, 2008, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.4 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We recorded a net income of $1.7 million for the first six months of fiscal 2008 and a net loss of $4.6 million for fiscal 2007. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded.

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

We have agreements with pure-play semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from pure-play semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first six months of fiscal 2008 and 2007, we recorded royalty revenues of approximately $5.9 million. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 54% and 60% of our revenues for fiscal years ended September 30, 2007 and 2006, respectively. For the six months ended March 31, 2008 and 2007, sales to customers located outside North America accounted for 56% and 61% of our revenues, respectively. We anticipate that sales to customers located outside North America will continue to increase and will represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on pure-play foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have two customers that generated more than 10% of our revenue for the quarters ended March 31, 2008 and 2007. For the six months ended March 31, 2008, two customers accounted for more than 10%, respectively, of our total revenues. For the six months ended March 31, 2007, one customer accounted for more than 10%, respectively, of our total revenues. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Alexander Shubat, our Chief Operating Officer and a member of the Board of Directors, holds a large block of our common stock. Messrs. Shubat has established a sales plan, or other sales accounts, to sell shares of our common stock and diversify their holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of March 31, 2008 approximately 57% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

We held our Annual Meeting of Stockholders on March 7, 2008. The stockholders approved the following proposals:

1.	Election of two Class II directors to serve for a three year term until the annual meeting of stockholders in 2011 and election of one Class III director to serve for a one year term until the annual meeting of stockholders in 2009 each to serve until their successors are elected and qualified.

Nominee	For	Withheld

Cathal Phelan (Class II)	18,765,875	286,674

Michael Stark (Class II)	18,765,626	286,923

Alexander Shubat (Class III)	17,830,121	1,222,428

2.	To ratify the appointment of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

For	Against	Abstain	Broker Non-Votes

18,990,345	62,204	—	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Exhibits

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	VIRAGE LOGIC CORPORATION

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