Form 10-Q/A
period 2008-03-31
VIRAGE LOGIC CORP
filed 2008-06-12
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 7, 2008, there were 23,512,256 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE FOR AMENDMENT

This Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form-10Q for the quarter ended March 31, 2008, as originally filed on May 12, 2008 (the “Report”), amends solely Part I, Item 1 of the Report to correct a typographical error to the balance sheet resulting in an understatement of $3.0 million in the additional paid in capital line This error has been corrected in the Amendment and does not alter or affect any other part or any other information originally set forth in the Report.

VIRAGE LOGIC CORPORATION

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,566	$14,820
Short-term investments	33,242	42,840
Accounts receivable, net	15,271	12,170
Costs in excess of related billings on uncompleted contracts	1,112	1,134
Current deferred tax assets	1,938	1,939
Prepaid expenses and other	3,634	4,766
Taxes receivable	2,565	2,320

Total current assets	80,328	79,989
Property, equipment and leasehold improvements, net	3,785	3,643
Goodwill	11,369	11,355
Other intangible assets, net	2,336	2,705
Deferred tax assets	13,873	13,178
Long-term investments in marketable securities	20,628	17,528
Other long-term assets	301	473

Total assets	$132,620	$128,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$626	$1,027
Accrued expenses	4,565	4,659
Deferred revenue	8,738	8,996
Income taxes payable	2,834	2,992

Total current liabilities	16,763	17,674
Deferred tax liabilities	978	978

Total liabilities	17,741	18,652

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,512,256 and 23,190,857 as of March 31, 2008 and September 30, 2007, respectively	24	23
Additional paid-in capital	138,598	135,926
Accumulated other comprehensive income	1,272	1,009
Accumulated deficit	(25,015)	(26,739)

Total stockholders’ equity	114,879	110,219

Total liabilities and stockholders’ equity	$132,620	$128,871

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

Date: June 12, 2008	VIRAGE LOGIC CORPORATION

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