Form 10-Q
period 2008-06-30
VIRAGE LOGIC CORP
filed 2008-08-08
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 5, 2008, there were 23,630,362 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,670	$14,820
Short-term investments	24,990	42,840
Accounts receivable, net	15,156	12,170
Costs in excess of related billings on uncompleted contracts	1,302	1,134
Current deferred tax assets	1,938	1,939
Prepaid expenses and other	3,085	4,766
Taxes receivable	2,600	2,320

Total current assets	67,741	79,989
Property, equipment and leasehold improvements, net	3,629	3,643
Goodwill	12,011	11,355
Other intangible assets, net	6,689	2,705
Deferred tax assets	14,227	13,178
Long-term investments in marketable securities	29,578	17,528
Other long-term assets	328	473

Total assets	$134,203	$128,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$1,027
Accrued expenses	7,500	4,659
Deferred revenue	7,903	8,996
Income taxes payable	2,867	2,992

Total current liabilities	18,746	17,674
Deferred tax liabilities	978	978

Total liabilities	19,724	18,652

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000; issued and outstanding shares – 23,614,398 and 23,190,857 as of June 30, 2008 and September 30, 2007, respectively	24	23
Additional paid-in capital	139,786	135,926
Accumulated other comprehensive income	807	1,009
Accumulated deficit	(26,138)	(26,739)

Total stockholders’ equity	114,479	110,219

Total liabilities and stockholders’ equity	$134,203	$128,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$12,248	$8,207	$35,122	$24,433
Royalties	2,820	3,079	8,695	8,945

Total revenues	15,068	11,286	43,817	33,378

Costs and expenses:
Cost of revenues	2,614	2,869	8,182	9,972
Research and development	8,015	5,301	20,048	15,201
Sales and marketing	3,658	4,050	11,115	11,467
General and administrative	2,160	1,789	6,046	6,871
Restructuring charges	319	580	316	580

Total costs and expenses	16,766	14,589	45,707	44,091

Operating loss	(1,698)	(3,303)	(1,890)	(10,713)
Interest income and other income (expenses), net	706	961	2,640	2,878

Income (loss) before income taxes	(992)	(2,342)	750	(7,835)
Income tax (benefit) provision	131	(1,106)	149	(3,606)

Net income (loss)	$(1,123)	$(1,236)	$601	$(4,229)

Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$0.03	$(0.18)

Diluted	$(0.05)	$(0.05)	$0.03	$(0.18)

Weighted average shares used in computing per share amounts:
Basic	23,542	23,076	23,491	23,096

Diluted	23,542	23,076	23,740	23,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$601	$(4,229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recovery of doubtful accounts	100	—
Depreciation and amortization	993	1,387
Amortization of intangible assets	516	284
Write off of acquired in-process technology	200	—
Stock-based compensation	2,156	3,413
Gain on disposal of property and equipment	—	(1)
Non-cash restructuring charges	—	31
Changes in operating assets and liabilities:
Accounts receivable	(3,086)	6,504
Costs in excess of related billings on uncompleted contracts	(190)	(435)
Prepaid expenses and other assets	1,625	(325)
Taxes receivable	(279)	(395)
Deferred tax assets	(1,052)	(4,675)
Other long-term assets	146	(180)
Accounts payable and accrued liabilities	2,021	257
Deferred revenue	(1,130)	(1,095)
Income taxes payable	(122)	40

Net cash provided by operating activities	2,499	581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(721)	(182)
Purchase of investments	(87,538)	(85,853)
Proceeds from maturities of investments	93,203	78,453
Proceeds from disposal of property and equipment	—	1
Net cash paid for non-volatile memory business segment of Impinj, Inc.	(5,200)	—

Net cash used in investing activities	(256)	(7,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,906	653

Net cash provided by financing activities	1,906	653

Effect of exchange rates on cash	(299)	198

Net increase (decrease) in cash and cash equivalents	3,850	(6,149)
Cash and cash equivalents at beginning of period	14,820	20,815

Cash and cash equivalents at end of period	$18,670	$14,666

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2007 contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending September 30, 2008.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia, Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations in interest income and other income (expenses), net.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use during the application development stage. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $0 and $36,000 during the nine months ended June 30, 2008, and 2007, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

The Company assesses whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, as long as collection is reasonably assured. The Company assesses collectability based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.

Amounts invoiced to customers in excess of recognized revenues are recorded as deferred revenues. Amounts recognized as revenue in advance of invoicing the customer are recorded as unbilled accounts receivable. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenues and unbilled accounts receivable in any given period. All of the criteria under SOP 97-2 or SOP 81-1, as applicable, have to be met, prior to the recognition of any revenue that would create an unbilled accounts receivable balance.

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable and accounts payable are recorded at cost, which approximates their fair value because of the short-term maturity of these instruments.

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of June 30, 2008 and 2007 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of June 30, 2008 and 2007, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government and federal agency bonds of $29.6 million and $17.5 million with maturity dates greater than one year for the fiscal quarter ended June 30, 2008 and fiscal year ended September 30, 2007, respectively.

Goodwill and Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge or amortization of goodwill was recorded during fiscal year 2007 or 2008. On August 14, 2007, the Company recorded $1.6 million of goodwill related to the acquisition of Ingot Systems, Inc. In addition, the Company recorded $0.6 million of goodwill related to the acquisition of the non-volatile memory business segment of Impinj, Inc in June 2008.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	June 30, 2008			September 30, 2007
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$4,800	$(2,270)	$2,530	$3,500	$(2,035)	$1,465
Customer lists, contracts and trade names	1,000	(63)	937	300	(5)	295
Technology	3,300	(166)	3,134	800	(17)	783

	9,100	(2,499)	6,601	4,600	(2,057)	2,543
Unamortized intangible assets:
Workforce	269	(269)	—	269	(202)	67
Customer lists	27	(27)	—	27	(20)	7
Other	353	(265)	88	353	(265)	88

Total (*)	$9,749	$(3,060)	$6,689	$5,249	$(2,544)	$2,705

*	Intangible assets include approximately $88,000 related to customer lists which are no longer amortized in accordance with SFAS 142.

The aggregate amortization expense related to acquired intangible assets totaled approximately $515,600 and $283,500 for the nine months ended June 30, 2008 and 2007, respectively. In June 2008, the Company recorded $4.5 million of intangible assets related to the acquisition of the non-volatile memory segment of Impinj, Inc. (excluding $0.2 million of acquired in-process technology of Impinj, Inc. that was written off in June of 2008). See Note 2 for further details of the acquisition of Impinj Inc.’s non-volatile memory business segment.

Estimated amortization expenses of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2008	$376
2009	1,322
2010	1,322
2011	1,299
2012	943
Thereafter	1,339

Total	$6,601

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As of October 1, 2005, we adopted “Statement of Financial Accounting Standards No. 123 (revised 2004 SFAS 123R)”, “Share-Based Payment”. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three months ended June 30, 2008 and 2007 were $0.7 million and $0.8 million, respectively. As of June 30, 2008, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards prior to that date was $10.2 million and will be amortized over a weighted average period of 2.6 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and nine months period ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Cost of revenue	$121	$159	$400	$637
Research and development	246	246	771	863
Sales and marketing	(80)	287	38	922
General and administrative	424	88	947	991

Stock-based compensation expense	711	780	2,156	3,413
Related income tax benefits	(259)	(224)	(787)	(850)

Stock-based compensation expense, net of tax benefits	$452	$556	$1,369	$2,563
Net stock-based compensation expense, per common share:
Basic	$0.02	$0.02	$0.06	$0.11

Diluted	$0.02	$0.02	$0.06	$0.11

As of June 30, 2008 and 2007, the Company capitalized approximately $92,000 and $34,000, respectively, of stock-based compensation expense related to our custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock settled appreciation rights awards:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Volatility	43%	50%	44%	53%
Risk-free interest rate	3.4%	5.0%	3.3%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.6 years	4.3 years	4.6 years	4.3 years

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the SSARS and option grants. The average expected life represents the weighted average period of time that options and SSARS granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The Black-Scholes weighted average fair values of awards granted during the three and nine months ended June 30, 2008 were $2.35 and $3.34, respectively. The Black-Scholes weighted average fair values of awards granted during the three and nine months ended June 30, 2007 were $3.29 and $3.77, respectively.

Restricted Stock Units

During the first quarter of fiscal year 2007, the Company began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to Company’s stockholder-approved 2002 Equity Incentive Plan. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The value of restricted stock and restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. .

The following table summarizes the activity of the Company’s unvested restricted stock units as of June 30, 2008 and changes during the nine months ended June 30, 2008:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2007	155,120	$8.29
RSU granted *	600,671	$7.13
RSU vested	(69,504)	$3.05
RSU canceled	(41,375)	$6.01

Nonvested as of June 30, 2008	644,912	$7.26

*	Includes 335,060 Restricted Stock Units issued in conjunction with the employee option and SSARs exchange. See Note 10 – Exchange Program for further details.

Stock-based compensation cost for restricted stock units for the nine months ended June 30, 2008 was $0.6 million. As of June 30, 2008, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $3.9 million and is expected to be recognized over a period of 1.9 years.

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

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September, 2007	971,061	5,769,432	$9.46
SSARs granted	(562,030)	562,030	$8.28
Restricted stock units granted	(600,671)	—	—
Options and SSARs exercised	—	(381,660)	$4.99
Options and SSARs canceled *	2,208,423	(2,208,423)	$11.06
Restricted stock units canceled	41,375	—	—
Options expired (unissued)	(541,726)	—	—

Balance at June 30, 2008	1,516,432	3,741,379	$8.78

*	Includes 1,378,760 options/SSARs in conjunction with the employee option and SSARs exchange. See Note 10 – Exchange Program for further details.

The following table summarizes information about stock options and SSARs outstanding and exercisable at June 30, 2008:

		Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)
$0.13 - $5.61	439,825	3.71	$3.93	$1,422	427,075	3.52	$3.88	$1,422
$5.65 - $7.47	672,045	9.18	$7.19	$82	334,204	8.93	$7.26	$82
$7.48 - $7.89	615,510	8.15	$7.84	$0	354,921	8.11	$7.84	$—
$8.02 - $8.74	457,556	7.47	8.36	$0	273,582	6.07	$8.67	$—
$8.82 - $9.05	403,429	8.30	$8.90	$0	201,014	7.93	$8.93	$—
$9.08 - $10.30	508,043	7.16	$9.91	$0	434,250	6.77	$10.01	$—
$10.31 - $14.21	374,355	5.63	$11.97	$0	362,019	5.58	$12.00	$—
$14.50 - $18.75	270,116	4.05	$16.42	$0	266,470	4.02	$16.41	$—
$22.37 - $22.37	250	3.91	$22.37	$0	250	3.91	$22.37	$—
$22.81 - $22.81	250	3.91	$22.81	$0	250	3.91	$22.81	$—

Total	3,741,379	7.06	$8.78	$1,504	2,654,035	6.27	$9.08	$1,504

Vested and expected to vest as of June 30, 2008	3,584,008	6.03	$8.82	$1,494

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.16 as of June 30, 2008 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 and 2007 was 0.5 million and 0.8 million, respectively.

The total fair value of shares vested during the nine months ended June 30, 2008 and 2007 was $2.0 million and $2.3 million, respectively. The total intrinsic value of options exercised during the nine month periods ended June 30, 2008 and 2007 was $1.0 million and $0.4 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2008 and 2007 was approximately $1.9 million and $0.6 million.

NOTE 2 – ACQUISITION OF NON-VOLATILE MEMORY BUSINESS SEGMENT OF IMPINJ, INC.

On June 26, 2008, the Company acquired the logic non-volatile memory (“NVM”) intellectual property (“IP”) business segment of Impinj, Inc., a provider of radio frequency identification (RFID) solutions. The acquisition extends the Company’s embedded memory leadership position in the rapidly growing NVM embedded memory market for standard CMOS processes. The Company believes the acquisition of Impinj’s logic NVM IP business represents another element toward attainment of its core vision of establishing the Company as a broad line supplier of highly differentiated physical and application specific IP to the semiconductor industry.

The purchase was an all-cash transaction for a price of $5.2 million for Impinj’s net assets related to the NVM IP business. In addition to the cash consideration paid to Impinj, the Company also incurred an additional $98,000 of direct acquisition costs. The $4.5 million of acquired intangible assets the Company recorded in connection with the acquisition is expected to be amortized using an estimated life between six to ten years depending on the type of assets. In accordance with SFAS No.141, “Business Combinations,” the Company accounted for this acquisition as a business combination.

The allocation of the purchase price to Impinj, Inc.’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The valuation of these tangible and identifiable intangible assets and liabilities is preliminary, subject to completion of a formal valuation process and further management review, and will be adjusted as additional information becomes available during the allocation period. Such adjustments may have a material effect on the Company’s results of operations and financial position. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The final valuation of the acquired assets and liabilities is in the process of being completed and is not available at the current period.

The pro forma financial statements related to the acquisition will be included in the Form 8-K/A that will be filed within seventy-five days of the original acquisition date.

The following table summarizes the components of the preliminary acquisition cost and the estimated allocation (in thousands).

Allocation
Intangible assets	$4,500
Goodwill	598
In-process research and development	200

Balance at June 30, 2008	$5,298

The following table summarizes the details of the acquired $4.5 million in intangible assets:

Fair Value
Existing Technology	$2,500
Patents / Core Technology	1,300
Customer lists, contracts, trademarks and tradenames	700

Balance at June 30, 2008	$4,500

The Company determined the valuation of the identifiable intangible assets using future cash flow assumptions. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

In connection with this acquisition, the Company recorded an expense of $0.2 million in the three months ended June 30, 2008 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through preliminary established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process technology is a component of research and development expense in the Unaudited Condensed Consolidated Statements of Operations.

NOTE 3 – RESTRUCTURING CHARGES

During the quarter ended June 30, 2008, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations.

During the quarter ended June 30, 2008, the Company reduced its workforce by approximately 13 employees primarily in engineering. Costs resulting from the restructuring plan included severance payments and severance-related benefits. Total restructuring expense was $319,000 of which $299,000 was paid as of June 30, 2008.

The following table summarizes restructuring activity for the nine months ended June 30, 2008 as follows (in thousands):

Severance
Restructuring expense	$319
Cash payments	(299)

Balance at June 30, 2008	$20

NOTE 4 – NET INCOME (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended June 30,		Nine months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,123)	$(1,236)	$601	$(4,229)

Shares used in computation:
Shares used in computing basic net income (loss) per share	23,542	23,076	23,491	23,096
Add: Effect of potentially diluted securities	—	—	249	—

Shares used in computing diluted net income (loss) per share	23,542	23,076	23,740	23,096

Basic net income (loss) per share	$(0.05)	$(0.05)	$0.03	$(0.18)

Diluted net income (loss) per share	$(0.05)	$(0.05)	$0.03	$(0.18)

For the computation of diluted net income per share for the three months ended June 30, 2008 and June 30, 2007, the Company excluded options totaling approximately 5.5 million shares and 4.7 million shares, respectively, from the calculation of the net income per share as they are anti-dilutive. Additionally, for the nine months ended June 30, 2008 and June 30, 2007, the Company excluded options totaling approximately 5.7 million shares and 4.7 million shares, respectively, from the calculation of the net loss per share as they were anti-dilutive.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

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

Total comprehensive income (loss) for the three and nine month periods ended June 30, 2008 and 2007, respectively, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,123)	$(1,236)	$601	$(4,229)
Foreign currency translation adjustments, net of tax	(264)	(190)	(172)	(364)
Changes in unrealized gain (loss) on investments, net of tax	(200)	21	(29)	17

Comprehensive income (loss), net of tax	$(1,587)	$(1,405)	$400	$(4,576)

NOTE 6 – SEGMENT INFORMATION

The Company operates in one industry segment, the sale of semiconductor IP platforms based on memory, logic, and I/Os, and the sale of the individual platform components and has one reportable segment.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total Revenue by Geography
United States	$7,532	$4,897	$19,201	$12,555
Canada	261	154	1,372	1,076
Japan	922	777	2,063	1,515
Taiwan	2,323	1,427	6,902	7,168
Europe, Middle East and Africa (EMEA)	2,134	2,701	7,199	7,939
Other Asia (China, Malaysia, South Korea and Singapore)	1,896	1,330	7,080	3,125

Total	$15,068	$11,286	$43,817	$33,378

Total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	22%	—%	15%	—%
65 Nanometer technology	41	27	39	14
90 Nanometer technology	24	34	25	35
0.13 Micron technology	5	25	10	34
0.18 Micron technology	4	10	4	13
Other	4	4	7	4

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The Armenian building and leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.4 million and $2.3 million as of June 30, 2008 and 2007, respectively.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, or (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which the company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating what impact this standard will have on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and FASB Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact SFAS 141R and SFAS 160 will have on our financial position or results of operations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has no history of claims and accordingly, no liabilities have been recorded for indemnification under these agreements as of June 30, 2008.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2008. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

NOTE 9 – INCOME TAXES

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

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. All positions taken in the Company’s United States tax return with respect to any book-tax adjustments were highly certain; and accordingly, no reserves have been booked. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of June 30, 2008, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and NOLs.

The Company’s total unrecognized tax benefits as of October 1, 2007 (adoption date) amounted to $2.3 million. All of this amount would affect the Company’s future tax rate if recognized. The Company remains subject to tax examination in the United States from 1999 to 2007 and in our foreign jurisdictions ranging from 2001 to 2007.

NOTE 10 – EXCHANGE PROGRAM

On May 29, 2008, the Company announced a tender offer to exchange any or all outstanding options to purchase its common stock (“Options”) and stock settled appreciation rights (“SSARs”) held by certain eligible employees, whether vested or unvested, out-of-the-money or in-the-money, for restricted stock units. The exchange program commenced on May 29, 2008 and ended on June 27, 2008 at 5 p.m. local time.

The exchange program was open to all eligible employees in the U.S. and United Kingdom that were employed as of May 29, 2008 and remain employed through the end of the exchange offer. No other employees based outside of the United States were eligible to participate in the offer. In addition, the members of the Company’s board of directors and its chief executive officer, chief financial officer and chief operating officer were not eligible to participate in the offer.

The number of restricted stock units received by eligible employees that participated in the offer depended on the exercise price of and the number of shares subject to the options tendered for exchange or the base price of and the number of shares subject to the SSARs that were tendered for exchange, as applicable.

The exchange program resulted in 997,799 options and 380,961 SSARs to purchase approximately 1,378,760 shares of our common stock being exchanged for approximately 335,060 shares of restricted stock units. The restricted stock units granted under this program will vest annually over a two-year period, such that half of the shares subject to a restricted stock unit award will vest one year after the restricted stock unit grant date, and the other half of the shares subject to that award will vest two years after the restricted stock unit grant date. Ninety-three employees participated in the exchange program and $1.3 million of incremental compensation expense will be recorded over the two year vesting period.

NOTE 11 – STOCK REPURCHASE PROGRAM

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of the common stock in the open market or negotiated transactions through May 2009. As of June 30, 2008, no shares were repurchased. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49.

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

In the third quarter of fiscal year 2008, we derived 87% of our license revenue from the more advanced processes, 90-nanometer, 65-nanometer, and 45-nanometer technologies and 13% from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, and we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Acquisition of Non-Volatile Memory Business Segment of Impinj, Inc.

We completed the acquisition of the logic non-volatile memory intellectual property business segment of Impinj, Inc., a provider of radio frequency identification (RFID) solutions. The acquisition extends the Company’s embedded memory leadership position in the rapidly growing NVM embedded memory market for standard CMOS processes. The Company believes the acquisition of Impinj’s logic NVM IP business represents another element toward attainment of its core vision of establishing the Company as a broad line supplier of highly differentiated physical and application specific IP to the semiconductor industry.

Stock Repurchase Program

On May 6, 2008, we announced that our Board of Directors authorized a stock repurchase program to purchase up to $20 million in shares of our common stock in the open market or negotiated transactions through May 2009. We intend to use available cash to effect any stock repurchases. At June 30, 2008, the Company’s balance sheet reflected cash and investments totaling $73.2 million. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49.

Our common stock trades on the Nasdaq Global Market. We plan to make purchases from time to time in the open market or through privately negotiated transactions. The number, price and timing of the repurchases, which may include, without limitation round lot or block transactions, will be at our sole discretion and may be re-evaluated depending on market conditions, liquidity needs or other factors. Our board of directors may suspend, terminate, modify or cancel the program at any time without notice.

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

Currently, license fees represent the majority of our revenues. Royalty revenues for the three and nine months ended June 30, 2008 were $2.8 million and $8.7 million, respectively. Royalty revenues for the three and nine months ended June 30, 2007 were $3.1 million and $8.9 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated 10% or more of our revenue for each of the quarters ended June 30, 2008 and June 30, 2007. We have two customers that generated 10% or more of our revenue for the nine months ended June 30, 2008 and one customer that generated 10% or more of our revenue for the nine months ended June 30, 2007.

Sales to customers located outside of North America accounted for approximately 48% and 55% for the three months ended June 30, 2008 and 2007, respectively. Sales to customers located outside of North America accounted for approximately 53% and 59% for the nine months ended June 30, 2008 and 2007, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

We assess whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluates the payment terms. If a portion of the fee is due beyond normal payment terms, the Company recognizes the revenues on the payment due date, as long as collection is reasonably assured. The Company assesses collectability based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of June 30, 2008, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $18.7 million and $14.1 million as of June 30, 2008 and September 30, 2007, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of June 30, 2008 the Company had intangible assets of $2.1 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Inc. and Ingot Systems, Inc. In addition, the Company recorded $4.5 million of intangible asset related to the acquisition of the logic non-volatile memory intellectual property business of Impinj, Inc. (excluding $0.2 million of acquired in-process technology of Impinj Inc. that was written off in June of 2008).

Stock-based compensation

As of October 1, 2005, we adopted SFAS 123R. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2008 was $0.7 million and $2.2 million, respectively. Total SFAS 123R compensation expense recognized for the three and nine months ended June 30, 2007 was $0.8 million and $3.4 million, respectively. At June 30, 2008, total unrecognized estimated compensation expenses net of forfeitures related to non-vested equity awards prior to that date were $10.2 million.

We value our stock-based awards on the date of grant using the option-pricing (Black-Scholes model). Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under Statement of Financial Accounting Standards No. 123 (SFAS 123). The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee equity awards exercise behaviors, risk-free interest rate and expected dividends.

For purposes of estimating the fair value of equity awards granted during the fiscal years ended September 30, 2007 and 2006 and the nine months ended June 30, 2008, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the awards on the grant date.

Furthermore, as required under SFAS 123R, we estimate forfeitures for equity awards granted which are not expected to vest. We calculate the pre-vesting forfeiture rate by using our historical equity grants cancellation information. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using a pricing model, such value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Accounting for Income Taxes

We have calculated our income tax based on the year-to-date operations since a reliable estimate of our tax rate cannot be made due the fact that our forecasted income is close to break even and as such a small adjustment to our earnings can cause a material shift in our tax rate. As allowed by FASB Interpretation No. 18, “ Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the nine months ending June 30, 2008 as our best estimate for the tax rate for the year ending September 30, 2008 as a reliable estimate for the full year cannot be made at this time.

For the nine months ended June 30, 2008 the effective tax rate is 20% with a tax provision of approximately $149,000. We record the tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, based on the balance sheet information as of June 30, 2008. These differences resulted in deferred tax assets of $16.2 million and deferred tax liabilities of $1.0 million as of June 30, 2008. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

Effective October 1, 2007, the Company adopted FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty of Income Taxes”, as amended. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax position accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on October 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

The table below sets forth the changes in revenues from the three and nine months ended June 30, 2008 to the three and nine months ended June 30, 2007 (in thousands, except percentage data):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$12,248	81.3%	$8,207	72.7%	$4,041	49.2%
Royalties	2,820	18.7%	3,079	27.3%	(259)	(8.4)%

Total revenues	$15,068	100.0%	$11,286	100.0%	$3,782	33.5%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$35,122	80.2%	$24,433	73.2%	$10,689	43.7%
Royalties	8,695	19.8%	8,945	26.8%	(250)	(2.8)%

Total revenues	$43,817	100.0%	$33,378	100.0%	$10,439	31.3%

Revenues for the three months ended June 30, 2008 totaled $15.1 million, increasing 33.5% from $11.3 million for the three months ended June 30, 2007. The increase resulted from a $4.0 million increase in license revenues offset by a decrease of $0.2 million in royalty revenues.

Revenue for the nine months ended June 30, 2008 totaled $43.8 million, increasing 31.3% from $33.4 million for the nine months ended June 30, 2007. The increase resulted from the increase of $10.7 million in license revenues offset by a decrease of $0.3 million in royalty revenues.

For the three and nine months ended June 30, 2008 and 2007, total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	22%	—%	15%	—%
65 Nanometer technology	41	27	39	14
90 Nanometer technology	24	34	25	35
0.13 Micron technology	5	25	10	34
0.18 Micron technology	4	10	4	13
Other	4	4	7	4

Total	100%	100%	100%	100%

License revenues for the three months ended June 30, 2008 were $12.2 million, representing an increase of $4.0 million or 49.2% as compared to $8.2 million for the three months ended June 30, 2007. License revenues increased for the three months ended June 30, 2008 mainly attributed to increases of $2.8 million on the 65-nanometer process, $2.7 million on the 45-nanometer process and offset by decreases of $0.3 million on the 90-nanometer process, $1.1 million on the 0.13 micron process and $0.1 million on the 0.18 micron process and other technologies.

License revenues for the nine months ended June 30, 2008 were $35.1 million, representing an increase of $10.7 million or 43.7% as compared to $24.4 million for the nine months ended June 30, 2007. The increase for the nine months was due to increases of $10.3 million on the 65-nanometer process, $5.2 million on the 45-nanometer process and $1.3 million on other technologies. These increases were offset by decreases of $4.5 million on the 0.13 micron process and $0.9 million on the 90-nanometer process.

Royalties decreased by $0.3 million, or 8.4%, from $3.1 million in the three months ended June 30, 2007 to $2.8 million for the three months ended June 30, 2008. For the nine months ended June 30, 2008 and 2007 royalties were $8.7 million and $8.9 million, respectively.

For the three and nine months ended June 30, 2008 and 2007, total revenues by geography were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total Revenue by Geography
United States	$7,532	$4,897	$19,201	$12,555
Canada	261	154	1,372	1,076
Japan	922	777	2,063	1,515
Taiwan	2,323	1,427	6,902	7,168
Europe, Middle East and Africa (EMEA)	2,134	2,701	7,199	7,939
Other Asia (China, Malaysia, South Korea and Singapore)	1,896	1,330	7,080	3,125

Total	$15,068	$11,286	$43,817	$33,378

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three and nine months ended June 30, 2008 and for the three and nine months ended June 30, 2007 (in thousands, except percentage data):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$2,614	17.4%	$2,869	25.4%	$(255)	(8.9)%
Research and development	8,015	53.2%	5,301	47.0%	2,714	51.2%
Sales and marketing	3,658	24.3%	4,050	35.9%	(392)	(9.7)%
General and administrative	2,160	14.3%	1,789	15.9%	371	20.7%
Restructuring charges	319	2.1%	580	5.1%	(261)	(45.0)%

Total cost and expenses	$16,766	111.3%	$14,589	129.3%	$2,177	14.9%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$8,182	18.7%	$9,972	29.9%	$(1,790)	(18.0)%
Research and development	20,048	45.7%	15,201	45.5%	4,847	31.9%
Sales and marketing	11,115	25.4%	11,467	34.4%	(352)	(3.1)%
General and administrative	6,046	13.8%	6,871	20.6%	(825)	(12.0)%
Restructuring charges	316	0.7%	580	1.7%	(264)	(45.5)%

Total cost and expenses	$45,707	104.3%	$44,091	132.1%	$1,616	3.7%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended June 30, 2008 totaled $2.6 million, representing a decrease of $0.3 million or 8.9% from $2.9 million for the three months ended June 30, 2007. The decrease for the three months was primarily attributable to a decrease of $0.5 million in expenses due to improvement in engineering efficiency. This decrease was offset $0.3 million of contract related expenses.

For the nine months ended June 30, 2008, cost of revenues totaled $8.2 million, representing a decrease of $1.8 million, or 18.0% from $10.0 million for the nine months ended June 30, 2007. The decrease for the nine months was primarily attributable to decreases of $1.8 million in expenses due to improvement in engineering efficiency. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the mix of products sold by us, and the level of license revenues.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expenses for the three months ended June 30, 2008 were $8.0 million, an increase of $2.7 million, or 51.2%, from $5.3 million for the three months ended June 30, 2007. Research and development expenses as a percentage of total revenue for the three months ended June 30, 2008 increased to 53.2% from 47.0% for the same period in fiscal 2007. The increase was primarily due to increases of $1.9 million of acquisition related charges, $0.5 million of consulting expenses and $0.5 million of expense due to a decrease in allocation of fixed costs to cost of revenues. This increase was offset by $0.1 million of lower personnel related charges and $0.1 million of lower depreciation expense.

For the nine months ended June 30, 2008 research and development expenses totaled $20.0 million, representing an increase of $4.8 million, or 31.9% compared to $15.2 million for the same period in fiscal 2007. Research and development expenses as a percentage of total revenue for the nine months ended June 30, 2008 were 45.7%, as compared to 45.5% for the nine months ended June 30, 2007. The increase was primarily due to increases of $2.1 million of acquisition related expenses, $1.3 million of personnel related expenses, $0.4 million of consulting expenses and $1.8 million due to a decrease in allocation of fixed costs to cost of revenues. These increases were partially offset by decreases of $0.3 million of depreciation expense, $0.2 million of travel expenses, $0.2 million of facility expenses and $0.1 million of stock-based compensation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended June 30, 2008 were $3.7 million, representing a decrease of $0.4 million, or 9.7% over the same period in fiscal 2007. Sales and marketing expenses as a percentage of revenue were 24.3% for the three months ended June 30, 2008, compared to 35.9% for the three months ended June 30, 2007. The decrease in sales and marketing expenses for the three months ended June 30, 2008 was primarily attributable to decreases of $0.3 million stock-based compensation expense, $0.3 million of payroll expense and $0.1 million of travel expense. These decreases were offset by increases of $0.2 million of outside sales commission expense and $0.1 million of recruiting expense.

For the nine months ended June 30, 2008 sales and marketing expenses totaled $11.1 million, representing a decrease of $0.4 million, or 3.1% compared to $11.5 million for the same period in fiscal 2007. Sales and marketing expenses as a percentage of total revenue for the nine months ended June 30, 2008 were 25.4%, as compared to 34.4% for the nine months ended June 30, 2007. The decrease in sales and marketing expenses for the nine months ended June 30, 2008 was primarily due to decreases of $0.9 million of stock-based compensation expense, $0.2 million of personnel-related expenses and $0.2 million of travel expense. These decreases were offset by an increase of $0.9 million of commission expense.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended June 30, 2008 were $2.2 million, representing an increase of $0.4 million, or 20.7%, over the three months ended June 30, 2007. General and administrative expenses, as a percentage of total revenue were 14.3% for the three months ended June 30, 2008, compared to 15.9% for the same period in fiscal 2007. The increase in general and administrative expenses, for the three months ended June 30, 2008 was mainly attributable to increases of $0.4 million of legal fees, $0.3 million of stock-based compensation expense and $0.1 million of facility related costs. These increases were offset by decreases of $0.3 million in personnel -related expenses and $0.1 million of bad debt expense.

For the nine months ended June 30, 2008 general and administrative expenses totaled $6.0 million, representing a decrease of $0.9 million, or 12.0%, compared to $6.9 million for the same period in fiscal 2007. General and administrative expenses as a percentage of total revenue for the nine months ended June 30, 2008 were 13.8%, as compared to 20.6% for the nine months ended June 30, 2007. The decrease was primarily due to decreases of $0.9 million of personnel-related expenses and $0.2 million of consulting fees offset by increases of $0.4 million of legal and accounting fees.

Restructuring Charges

During the quarter ended June 30, 2008, we initiated a plan of restructuring in an effort to reduce operating expenses to increase efficiency and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations.

During the quarter ended June 30, 2008, we reduced our workforce by approximately 13 employees primarily in engineering. Costs resulting from the restructuring plan included severance payments and severance-related benefits. Total restructuring expense was $319,000 of which $299,000 was paid as of June 30, 2008.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three and nine months ended June 30, 2007 to the three and nine months ended June 30, 2008 (in thousands, except percentage data):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$595	4.0%	$1,014	9.0%	($419)	(41.3)%
Other income (expenses), net	111	0.7%	(53)	(0.5)%	164	309.2%

Total interest income and other income (expenses), net	$706	4.7%	$961	8.5%	($255)	(26.5)%

	Nine months Ended June 30, 2008		Nine months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$2,401	5.5%	$3,004	9.0%	($603)	(20.1)%
Other income (expenses), net	239	0.5%	(126)	(0.4)%	365	289.7%

Total interest income and other income (expenses), net	$2,640	6.0%	$2,878	8.6%	($238)	(8.3)%

Interest income and other income (expenses), net, for the three months ended June 30, 2008 totaled $0.7 million compared to $1.0 million for the same period in fiscal 2007. The decrease is due to lower interest rates earned in our treasury investment portfolio of marketable securities. Interest income and other income (expenses), net, for the nine months ended June 30, 2008 totaled $2.6 million compared to $2.9 million for the same period in fiscal 2007. The decrease is mainly due to $0.6 million of lower interest income associated with the current interest rate environment offset by a gain of $0.4 million in foreign currency exchange. The gain from foreign currency exchange was attributable to gains of $0.2 million from the United Kingdom and $0.3 million from India, offset by a loss of $0.1 million from other foreign currencies.

Income Tax Provision (Benefit)

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Income tax provision (benefit)	$131	0.9%	$(1,106)	(9.8)%	$1,237	111.8%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Amount	% of total revenues	Amount	% of total Revenues	Year-Over-Year Change
Income tax provision (benefit)	$149	0.3%	$(3,606)	(10.8)%	$3,755	104.1%

For the three months ended June 30, 2008, we recorded an income tax provision of $131,000. For the same quarter in fiscal 2007, we recorded an income tax benefit of $1.1 million. For the nine months ended June 30, 2008 we recorded a tax provision of $149,000 and a tax benefit of $3.6 million for the same period a year ago. As allowed by FASB Interpretation No. 18, “ Accounting for Income Taxes in Interim Periods” (FIN 18), we have used the actual effective tax rate for the nine months ending June 30, 2008 as our best estimate for the tax rate for the year ending September 30, 2008 as a reliable estimate for the full year cannot be made at this time. Significant components affecting the tax rate include an increase from stock-based compensation relating to non-deductible incentive stock options and the composite state tax rate. In addition, to the extent our expected profitability changes during the year, the effective tax rate would be revised to reflect any changes in the projected profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2008	September 30, 2007	Change
Cash and cash equivalents	$18,670	$14,820	$3,850
Short-term and long-term investments	54,568	60,368	(5,800)

Total cash, cash equivalents and marketable debt securities	$73,238	$75,188	$(1,950)

As of June 30, 2008, our cash and cash equivalents totaled $18.7 million, as compared to $14.8 million as of September 30, 2007. As of June 30, 2008 and September 30, 2007, our short-term and long-term treasury investments totaled $54.6 million and $60.4 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of June 30, 2008 totaled $73.2 million, compared to $75.2 million at September 30, 2007. The primary sources of our cash in the nine months ended June 30, 2008 was cash collections from customers for accounts receivable and $1.9 million proceeds from sale of common stock.

	Nine months Ended
	June 30, 2008	June 30, 2007	Change
Cash provided by operating activities	$2,499	$581	$1,918
Cash used in investing activities	(256)	(7,581)	7,325
Cash provided by financing activities	1,906	653	1,253
Effect of exchange rates on cash	(299)	198	(497)

Net increase (decrease) in cash and cash equivalents	$3,850	$(6,149)	$9,999

Net cash provided by operating activities was $2.5 million for the nine months ended June 30, 2008, representing an increase of $1.9 million over net used in operating activities of $0.6 million for the nine months ended June 30, 2007. The increase in cash provided by operating activities was primarily attributable to changes in net income of $4.8 million. This increase was offset by a decrease in changes of operating assets and liabilities of $1.7 million. In addition, we had decreases of $1.3 million of stock-based compensation expense and $0.4 million of depreciation expense, offset by increases of $0.2 million of amortization expense, $0.2 million of write-off of acquired in-process technology and $0.1 million of bad debt recovery.

Net cash used in investing activities was $0.3 million for the first nine months of 2008, representing a decrease of $7.3 million over net cash used in investing activities of $7.6 million for the nine months ended June 30, 2007. The decrease of $7.3 million in the use of cash resulted from an increase of $13.0 million in net purchase of investments and proceeds from maturities of investments, offset by $5.2 million in net cash paid for the Impinj acquisition and $0.5 million used in the purchase of other property and equipment.

Net cash provided by financing activities totaled $1.9 million and $0.7 million for the nine months ended June 30, 2008 and 2007, respectively, and was attributed to the proceeds from exercises of employee stock options during the respective periods.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, acquisitions we may pursue, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at June 30, 2008 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$2,635	$1,044	$1,591	$—	$—
Purchase obligations	12,145	5,626	5,015	1,504	—

Total operating lease and purchase obligations	$14,780	$6,670	$6,606	$1,504	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses and maintenance. We have no off-balance-sheet financing arrangements other than operating leases as defined in Regulation S-K Item 303 (a)(4).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax environments, other regulations and restrictions and foreign exchange rate volatility. Our foreign subsidiaries incur most of their expenses in the local currency. To date these expenses have not been significant, therefore, we do not anticipate our future results will be materially adversely impacted by changes in factors affecting international operations.

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, United States government obligations and commercial paper. Our short term investments balance of $25.0 million at June 30, 2008 consists of instruments with original maturities of less than one year. We also hold approximately $29.6 million in U.S. government obligation and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of June 30, 2008, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.5 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP could adversely affect our revenues and profitability.

From inception to May 2002, most of our revenues derived from the license of our embedded memory products. In May 2002, we expanded our product offering to also include logic products. In 2003, we added I/Os to our product offering to enable us to offer semiconductor IP platforms. During fiscal 2007, we acquired Ingot Systems, Inc., a provider of memory controller products and design services and in June 2008, we acquired the non-volatile memory business segment of Impinj, Inc. If our strategy to be a provider of semiconductor IP platforms is not broadly accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of logic and I/O products and due to lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP products include the following:

•	difficulties in convincing customers of our memory products to purchase other products from us;

•	difficulties and delays in expanding our logic and I/O product offerings; and

•	hurdles we may encounter in building and expanding customer relationships.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded a net income of $601,000 for the first nine months of fiscal 2008 and a net loss of $4.2 million for fiscal 2007. In order to improve our profitability, we will need to continue to generate new sales while controlling our expenses. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded.

We have recently acquired a small business unit, and we intend to continue to engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

In June 2008 we acquired the logic non-volatile memory (NVM) intellectual property (IP) business of Impinj, Inc. Impinj is a provider of RFID solutions. In addition to the acquisition of assets from Impinj and assumption of customer agreements, we have hired approximately 30 former Impinj employees. Achievement of our business goals may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions for a variety of reasons, including our inability to structure appropriate financing for larger transactions. Any transactions that we are able to identify and complete may involve a number of risks, including the following:

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

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with pure-play foundries to provide us with access to these processes. In addition, we rely on pure-play foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have foundry agreements with Chartered Semiconductor Manufacturing (Chartered), Dongbu Hitek Ltd. (Dongbu HiTek), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower), Taiwan Semiconductor Manufacturing Company (TSMC), and United Microelectronics Company (UMC). If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

We have agreements with pure-play semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from pure-play semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first nine months of fiscal 2008 and 2007, we recorded royalty revenues of approximately $8.7 million and $8.9 million, respectively. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 54% and 60% of our revenues for fiscal years ended September 30, 2007 and 2006, respectively. For the nine months ended June 30, 2008 and 2007, sales to customers located outside North America accounted for 53% and 59% of our revenues, respectively. We anticipate that sales to customers located outside North America will continue to increase and will represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on pure-play foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer that generated more than 10% of our revenue for the three months ended June 30, 2008 and 2007. We have two customers that generated 10% or more of our revenue for the nine months ended June 30, 2008 and one customer that generated 10% or more of our revenue for the nine months ended June 30, 2007. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Alexander Shubat, our Chief Operating Officer and a member of the Board of Directors, holds a large block of our common stock. Mr. Shubat has established a sales plan, or other sales accounts, to sell shares of our common stock and diversify his holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of June 30, 2008 approximately 57% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

The following table provides the specified information about the repurchase of shares by the Company subsequent to June 30, 2008.

Period	Total number of shares purchased	Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
August 4, 2008	700,000	$6.49	700,000	$15,457,000

Total	700,000	$6.49	700,000

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of the common stock in the open market or negotiated transactions through May 2009. “See Note 11. Stock Repurchase Program.”

ITEM 3.	EXHIBITS

Exhibit No	Exhibits

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	VIRAGE LOGIC CORPORATION

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