Form 10-K
period 2008-09-30
VIRAGE LOGIC CORP
filed 2008-12-15
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 31, 2008 was approximately $62 million based upon the closing price reported for such date on the Nasdaq Global Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2008 was 23,734,871.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as noted.

VIRAGE LOGIC CORPORATION

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED SEPTEMBER 30, 2008

PART I

With the exception of statements of historical fact, all statements made in this report on Form 10-K, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements relating to strategy, products, customers, business prospects, relationships and trends. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include an ability to forecast our business, including our revenue, income and order flow outlook, to meet financial expectations, to deliver products that meet customer specifications, to deliver our customized products in the time-frame demanded by our customers, to execute on our strategy of serving as the semiconductor industry’s trusted provider of a broad line of semiconductor IP products, to continue to develop new products and maintain and develop new relationships with pure-play foundries, integrated device manufacturers, and fabless companies, to overcome the challenges associated with establishing licensing relationships with semiconductor companies, to obtain royalty revenues from customers in addition to license fees, to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers, competition in the market for semiconductor IP, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof; we do not intend, and undertake no obligation to release publicly any updates or revisions to any forward-looking statements contained herein. The discussion of our financial condition and results of operations in this report on Form 10-K should be read together with the consolidated financial statements and the notes thereto included elsewhere in this filing.

Item 1. Business

General

Founded in 1995, Virage Logic Corporation (Virage Logic or the Company) provides semiconductor intellectual property (IP) and services to more than 350 semiconductor companies worldwide. Historically we were primarily engaged in the development and marketing of embedded memory IP products. After the acquisition of In-Chip Systems, Inc. (In-Chip Systems or In-Chip) in May 2002, we expanded our physical IP product offering to also include standard cell logic component products. In August 2007, we acquired Ingot Systems, Inc. (Ingot Systems or Ingot), a privately held provider of functional, or application specific IP (ASIP), including Double Data Rate (DDR) memory controllers, Physical Interfaces (PHYs), and Delay Locked Loops (DLLs). In June 2008, we further expanded our product portfolio when we acquired the non-volatile embedded memory (NVM) IP business of Impinj Inc. (Impinj). Impinj’s AEON® product line complements Virage Logic’s NOVeA® NVM products and essentially establishes Virage Logic as the multiple-time programmable NVM market leader. The continuing expansion of our product portfolio positions us to be even more attractive to our customers’ semiconductor design efforts by providing high value IP across a broad spectrum of the functional elements of the chip, made available on a broad offering of technology nodes and manufacturing processes.

These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. Our semiconductor IP offering consists of (1) compilers that allow chip designers to configure our memories, or SRAMs, into different sizes and shapes on a single silicon chip, (2) IP and development solutions for embedded test and repair of on-chip memory instances, (3) software development tools used to design memory compilers, (4) NVM instances, (5) logic cell libraries, and (6) DDR memory controller interface IP components. We also provide design services related to our IP to the semiconductor industry.

Our customers include leading fabless semiconductor companies such as 3Leaf Systems (3Leaf), Agilent Technologies, Inc. (Agilent), Broadcom Corporation (Broadcom), Conexant Systems, Inc. (Conexant), Ikanos Communications Inc. (Ikanos), Kawasaki Microelectronics (K-Micro), LSI Corporation (formerly LSI Logic and Agere), Marvell Technology Group, Ltd (Marvell), Movidia, Ltd (Movidia), NextIO, Inc (NextIO), PMC-Sierra, Inc. (PMC-Sierra), TranSwitch Corporation (TranSwitch), Thomson Silicon Components (Thomson), and Via Technologies, Inc. (Via Technologies) as well as leading integrated device manufacturers (IDMs) such as Analog Devices, Inc. (ADI), Atmel Corporation (Atmel), Avago Technologies (Avago), Freescale Semiconductor, Inc. (Freescale), Infineon Technologies, Inc. (Infineon), NEC Corporation (NEC), NXP (formerly Philips Semiconductor B.V.), Sharp Electronics Corporation (Sharp), Sony Corporation (Sony), STMicroelectronics (STMicro), Texas Instruments (TI), and Toshiba Corporation (Toshiba). Finally, we have strategic commercial relationships with semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), Chartered Semiconductor Manufacturing (Chartered), Dongbu HiTek Ltd. (Dongbu HiTek), Grace Semiconductor (Grace), HeJian Technology (HeJian), IBM Corporation (IBM), MagnaChip Semiconductor (MagnaChip), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower), and United Microelectronics Company (UMC).

We develop our embedded memory, logic, NVM, DDR PHY, and DLL products to comply with the silicon manufacturing processes used for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the pure-play semiconductor manufacturing facilities or foundries, which these companies rely on to manufacture the integrated circuits (ICs) for their products. We also pre-test certain products before their release to the market by designing and manufacturing specialty ICs containing our semiconductor IP targeted for specific processes, so that we can provide our customers with silicon data and help ensure that ICs designed with our semiconductor IP will be manufacturable, while providing desired production yields. Our products are certified for production by several of the established pure-play foundries such as Chartered, IBM, TSMC, and UMC, as well as some of the emerging pure-play foundries such as Dongbu HiTek, Grace, HeJian, MagnaChip, SilTerra, SMIC, and Tower that are used by fabless semiconductor companies. Because we ensure that certain products are silicon-proven and production ready, our customers can proceed with confidence and benefit from shorter design times for new product development and reduced design and manufacturing costs.

Corporate Information

We incorporated in California on November 27, 1995. We reincorporated in Delaware on July 25, 2000. Our principal executive offices are located at 47100 Bayside Parkway, Fremont, California 94538. Our telephone number is (510) 360-8000. Our website address is www.viragelogic.com. Information on our website is not intended to be part of this report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission, or the SEC.

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

Industry Background

The proliferation of consumer and wireless products, the growth of the Internet, and the development of higher speed computers and more robust visual communication systems as well as the increasing electronics content in automotive and defense applications, is creating demand for electronic devices that offer higher complexity and higher performance while consuming less power in order to meet complex functional requirements. The designers of these products are seeking semiconductor process technologies that will enable them to minimize the power, decrease the size, reduce the manufacturing costs and enhance the performance of their products. In response to this demand, semiconductor companies have developed technologies that permit entire electronic systems, including the microprocessor, communications, custom function logic, graphics and memory elements, to be contained on a single silicon chip, called System-on-Chip (SoC), rather than on a circuit board.

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

Semiconductor companies face significant challenges in designing low power, high-performance and area efficient memories that can be easily integrated with other components for their SoC devices. Due to continuing advancements in the semiconductor manufacturing lithography processes, new circuit design elements have generally been required every few years. The internal design teams of semiconductor companies typically lack the dedicated resources necessary to keep pace with rapidly evolving memory design technology advancements. These factors have created a market need for third-party providers of highly reliable, low power, high-performance and area efficient IP components as memory and logic IP, as well as a variety of functional IP components such as high-speed interfaces, including highly complex memory controllers.

Finally, there are a number of markets–power management, secure media, wireless, sensors and precision analog–that are of significant interest to semiconductor manufacturers. These markets have two distinct characteristics in common: they are large, rapidly growing markets that drive wafer start demands at the world’s leading foundries and they demand features and functions facilitated by the addition of relatively small bit-count embedded NVM. To address this growing opportunity, in June 2008 Virage Logic acquired Impinj’s NVM IP business to complement its NOVeA® NVM product line. Together, the combined product line establishes a broad logic NVM IP product portfolio ranging from 250- to 65-nanometer solutions, servicing markets ranging from high volume consumer and industrial to automotive and security conscious applications including military.

The Virage Logic Strategy

Our objective is to be the premier broad line supplier of semiconductor IP solutions to the global semiconductor industry and our mission is to serve as the semiconductor industry’s trusted IP partner. With this in mind, in early fiscal 2007, the Company identified four key goals that provide the foundation for building a scalable, profitable business.

Build Virage Logic into the Company that is truly the Semiconductor Industry’s Trusted IP Partner

As the semiconductor industry continues to streamline and specialize in order to maximize differentiation and ultimately competitiveness and profitability, leading semiconductor companies are looking for reliable suppliers, or partners, that can become a virtual extension of their internal research and development (R&D) groups. As such, we have seen great opportunity for Virage Logic to serve as the semiconductor industry’s trusted IP partner. Over the last decade, we have become a highly specialized, and therefore highly efficient developer of semiconductor IP, and today more than 350 customers look to Virage Logic to provide much of the core building blocks of their SoC designs.

We intend to be a preferred IP supplier and trusted IP partner to the leading fabless semiconductor companies. Most fabless semiconductor companies, or semiconductor companies that do not internally manufacture their own silicon chips, spend substantial sums of money purchasing memory, logic and high speed interface elements for their chips because these elements may be outside of their core competencies. The leading fabless companies and integrated device manufacturers that are going “fab-lite” need access to physical IP very early in the life of a new process technology. In addition, leading foundries need reliable physical IP in order to offer manufacturing capabilities to their early adopters. Time-to-market pressure does not allow early adopters to wait for physical IP to be developed. For that reason, there is a need for strategic partnerships and concurrent development of manufacturing processes, physical IP and SoC designs. The concurrent nature of development does not allow for the traditional supplier-user relationship. It requires joint planning, collaboration and execution during the development process. For these reasons, collaborative partnerships between foundries, fabless companies, fab-lite integrated device manufacturers, and physical IP providers are a necessity for the successful introduction of advanced SoCs on advanced process nodes. In addition, early mainstream customers often need customization of standard physical IP in order to accommodate advanced product specifications. This customization requires a reliable IP partner that can respond in a timely fashion with predictable quality in order to achieve first time silicon success. As a result, Virage Logic has established itself as a trusted IP partner and has licensed its IP to many leading semiconductor companies and pure-play foundries.

We believe there are four key qualifications that enable us to serve as the semiconductor industry’s trusted IP partner:

•

Technology Leadership—Engineering and R&D comprise more than 75 percent of our company’s headcount, which has enabled Virage Logic to establish a long history of being first-to-market with innovative, leading IP solutions. We have a proven track record of being first-to-market with products at the advanced manufacturing process technologies such as 65-nanometer, and 45/40-nanometer, and in the fourth quarter of fiscal 2008, we secured our first 32-nanometer customer. We were the first IP company with silicon-proven IP for TSMC’s 65-nanometer and 45/40-nanometer process and at 45/40-nanometer processes, TSMC named Virage Logic as their Early Development Partner. In addition to technology leadership, we have a proven record of technology innovation. Examples include the STAR™ Memory System, the industry’s first commercially available embedded self-test and repair memory system and NOVeA®, the industry’s first commercially available non-volatile Flash memory on a standard CMOS logic process.

•

Proven Execution—In early fiscal 2007 we made the decision to separate our R&D efforts from our Engineering activities and we established an Advanced Development group that is focused on building next generation standard products. These changes have enabled the Engineering group to accelerate the development of our standard, off-the-shelf products and allowed the R&D group to focus on advanced product technology development. In fiscal 2008, we have seen the benefits of this organizational structure in terms of a greater percentage of our revenues coming from standard products on advanced process nodes, which contribute higher gross margins, versus custom development projects.

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

We work with all of the established pure-play foundries to qualify our semiconductor IP for high-volume production in their manufacturing processes. In this manner, we are in a position to provide embedded memories, logic and DDR high-speed interface IP elements that are silicon-proven for a specific foundry’s manufacturing process, directly to that foundry’s customer base. Our close associations with these foundries also give us early access to information for advanced processes, thereby enabling us to be among the first-to-market products on smaller process geometries.

•

Portfolio of Business and Engagement Models—We offer a variety of business and engagement models that offer fabless, IDM and foundry customers the flexibility to engage with us in a manner that is most beneficial for their business objectives. From a single transaction or project based engagement to a multi-year, multi-product engagement, we offer engagement models that suite the broad range of end-customer requirements.

Another example of our broad range of engagement models was developed in direct response to the emerging pure-play foundries’ desire to strengthen their competitive position by introducing an expanded distribution model. The “Foundry Sponsored” model was developed to enable emerging foundries to license Virage Logic’s IP platform–comprising embedded memories and logic libraries—and make it available free-of-charge to their end customers. Customers benefit with free access to Virage Logic’s advanced IP and have the option to tap into Virage Logic’s superior customer support services offering. When this was first introduced in 2005, Dongbu HiTek, SilTerra, SMIC, and Tower took advantage of the new Foundry Sponsored distribution model. Today, this model has been expanded and is being used in a targeted way at TSMC, UMC, and Chartered. We believe the expansion of our business model, from a customer-paid licensing and wafer-based royalty-bearing model to include an option for foundries to license and provide our IP free-of-charge, underscores the growing demand for our advanced process technology IP solutions and enables our foundry partners to better meet the needs of their global customers.

Make Virage Logic the Company that is Always First to Market

As semiconductor manufacturers develop advanced manufacturing processes that enable increasing density and speed as well as lower power consumption, we intend to lead the market for semiconductor IP components. We have assembled a global team of engineers to design and develop first to market semiconductor IP products for advanced manufacturing processes and we believe executing on this strategy should enable us to gain market share among early adopters of advanced processes. In fiscal 2008, we completed our first 32-nanometer test chip and secured our first 32-nanometer engagement with a major IDM. We believe these early achievements position us well to meet our customers’ requirements at this advanced process node. In addition, our fully productized 45/40-nanometer SiWare Memory and SiWare Logic offering saw early test chip silicon with good results and our early customers have taped out. We are also continuing to enhance our offering with our DDR product line. In fiscal 2008, we released a fully integrated DDR3 solution including a controller, PHY and I/O operating at 1.6GHz. As a result, we have a comprehensive DDR3 interface product in the market.

Broaden Virage Logic’s Product Portfolio

We have a two pronged strategy that calls for the expansion of our product portfolio through both organic and inorganic growth. Our Advanced Development group is leading the organic or internal product development efforts while the acquisitions of Ingot Systems and its DDR IP business, and Impinj’s NVM IP business, exemplify how we have expanded, and intend to continue to expand, our product portfolio with complementary IP product offerings.

Build a Strong Demand Creation Capability

In fiscal 2008, we continued to improve overall efficiency and strengthen our global demand creation capability. We also continued to expand our existing distribution channels by both selectively hiring direct sales force members and signing on representatives to service key markets worldwide. Finally, we intend to continue developing partnerships with value-added-resellers and other distributors of IP through our Virage Logic IP (VIP) Partner Program to leverage their extensive United States and international sales organizations. As a result of these on-going initiatives, our license pipeline has grown throughout the year and we begin fiscal 2009 with a strong license opportunity pipeline.

In summary, we believe that by continuing to focus the Company on the four key goals outlined above, we will be able to more firmly establish Virage Logic as the semiconductor industry’s trusted IP partner.

The Virage Logic Overview

Founded in 1995, Virage Logic rapidly established itself as a technology and market leader in providing advanced embedded memory IP for the design of complex integrated circuits. In 2002, the Company acquired In-Chip Systems and added logic libraries to its growing product portfolio.

In 2005, to help SoC designers address the complex predictability and manufacturability challenges at advanced process nodes, Virage Logic pioneered a new class of semiconductor IP called Silicon Aware IP™. The Company’s Silicon Aware IP™ offering (embedded memories and logic libraries) incorporates silicon behavior knowledge for increased predictability and manufacturability. This intelligence includes hardware implementations for optimal yield in the design phase and extends to include test, repair, and diagnostics for manufacturability. Because Silicon Aware IP understands the behavior of silicon and is able to address post-silicon issues, it is key in helping designers maximize yield, increase test quality, increase reliability, speed time-to-volume, and improve overall manufacturability.

In 2007, through its acquisition of Ingot, Virage Logic further expanded its product offering to include Application Specific IP solutions such as DDR memory controllers and design services. This product line extended Virage Logic’s Silicon Aware IP offering into a new class of IP we call System Aware IP™. System Aware IP helps systems designers address the challenges of the environment–SoC core to interface, interface to package, package to board, and other SoCs–including the impact on the system behavior and performance. System Aware IP is designed to mitigate any impact the environment may have on the overall system to ensure performance and functionality requirements are met.

In June 2008, the Company acquired Impinj’s NVM IP business. The products from this business complement our NOVeA Non-Volatile Reprogrammable memory products and the purchase extends Virage Logic’s embedded memory leadership position into the rapidly growing NVM market for standard CMOS processes. In particular, the Impinj’s NVM IP broadens our reach into the higher density Few Times Programmable market, as well as the high voltage NVM market. Both products are critical for advanced semiconductor power management applications.

As the semiconductor industry’s trusted IP partner, foundries, IDMs and fabless customers rely on Virage Logic to achieve higher performance, lower power, higher density and optimal yield, as well as shorten time-to-market and time-to-volume. Our customers develop products for the consumer, communications and networking, hand-held and portable, computer and graphics, automotive and defense markets.

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

Key benefits of Virage Logic’s solution include the following:

•

Single Source Broad Line Supplier. The Company’s highly differentiated product portfolio includes embedded SRAMs, embedded NVMs, embedded test and repair, logic libraries, memory development software and DDR memory controller subsystems.

•

Memory Design Expertise. Our memory design expertise allows us to provide our customers with leading-edge memory technologies for advanced manufacturing processes. We have assembled a global team of engineers focused exclusively on memory design. This team includes senior level engineers with significant expertise in various types of memory design, including SRAM, DRAM and NVM.

•

Logic Design Expertise. Our Logic cell libraries are developed based on patented technology that addresses the key challenges of advanced manufacturing processes. We have a dedicated team of engineers focused exclusively on logic cell library research, development and design.

•

Memory Controller Design Expertise. Through the acquisition of Ingot Systems in August 2007, we gained an engineering team specialized in the specification and design of highly efficient DDR memory controllers, a critical component for efficient utilization of on-board dynamic memory devices.

•

Broad Product Line. We offer multiple types of memory compilers, logic libraries, DDRs, PHYs and DLLs for advanced 65-nanometer and 45/40-nanometer processes, along with the older 0.25 micron, 0.18 micron, 0.15 micron, 0.13 micron and 90-nanometer processes. Our compilers allow our customers to generate the specific configuration of embedded memory needed for their SoC designs. The increasingly smaller process geometries provide designers the opportunity for greater chip functionality as well as lower cost chips.

•

Silicon Verified Solutions. Many of our physical IP products are verified and tested at a particular manufacturing process using specialized ICs (commonly referred to as silicon-proven), before being delivered to a customer. This verification substantially reduces the risk that the physical IP element will be incompatible with the host manufacturing process and thereby reduces development costs and manufacturing delays that our customers might experience when using IP that has not been silicon-proven. Our physical IP alone has been purchased by over 350 customers for manufacture at leading pure-play foundries and internal manufacturing processes.

Virage Logic’s Semiconductor IP Product Portfolio

We offer a wide range of semiconductor IP including the following:

•	Embedded memories including SRAM and NVM;

•	Logic libraries;

•	IP and development infrastructure for embedded test and repair of on-chip memory instances;

•	Software development tools used to build memory compilers; and

•	DDR memory controllers, PHYs and DLLs.

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

Our Embedded Memory Compilers. A compiler is a software program that allows semiconductor designers to configure memories to the desired specifications for their SoC designs. Our compiler products include:

•

SiWare™ Memory. The SiWare Memory product line of silicon aware compilers provides what we believe to be the world’s most power-optimized memories for advanced processes at 65-nanometer and 40-nanometer. These high performance memory compilers minimize both static and dynamic power consumption and provide optimal yields. SiWare Memory high-density compilers are optimized to generate memories with the absolute minimum area. SiWare Memory high-speed compilers are designed to help designers achieve the most aggressive critical path requirements.

•

ASAP™ Memory. Virage Logic’s Area, Speed and Power (ASAP) Memory product line, targeted primarily for the more mature process nodes of 90-nanometer and above, provides the largest selection of embedded memories and includes high-density compilers optimized for area, high-speed compilers optimized for speed-critical applications, and ultra-low-power memory compilers optimized for battery-powered and hand-held applications.

•

STAR™ Memory. The Self-Test and Repair (STAR) Memory product line, also targeted for the more mature process nodes of 90-nanometer and above, provides embedded memories designed for testability and manufacturability to optimize yield. Building on the ASAP Memory product line, STAR memories include redundancy capabilities for repair purposes. STAR Memory products are an integral component of the STAR Memory System.

•

STAR™ Memory System. As the industry’s first commercially available integrated embedded memory test and repair system, the STAR Memory System provides a complete test and repair solution. The most recent release of the STAR Memory System features an open memory interface, giving SoC designers the freedom to use the system’s capabilities with their choice of Virage Logic memories, other commercially available third-party memories or internally developed embedded memories. Designers are able to optimize both time-to-market and time-to-volume requirements through a broad set of advanced capabilities which can help save millions of dollars in recovered silicon, substantially reduce test costs, and shorten time-to-volume.

•

STAR™ Yield Accelerator. Virage Logic’s STAR Yield Accelerator delivers a complete solution for automated silicon verification, vector generation, silicon analysis, and yield ramping of embedded memories. Integrated with the industry leading STAR Memory System embedded test and repair solution, STAR Yield Accelerator can help dramatically reduce silicon time-to-test, time-to-product bring-up, and time-to-volume production.

•

NOVeA®. Provides embedded NVM on industry standard 180- to 90-nanometer CMOS processes, with no additional masks or special process steps required, at leading foundries and IDMs. Available from 32 to 16Kbits, NOVeA is ideal for implementing security and encryption keys for Digital Rights Management (DRM) in high volume consumer applications including set top boxes, DVD players/recorders, MP3 players, and Flash memory cards. NOVeA’s low power, compact design also makes it an ideal solution for passive RFID, analog trimming, Zigbee, device personalization and silicon repair.

•

emPROM™ Memory System. The emPROM (embedded multi-time Programmable Read-Only Memory) Memory System provides high density embedded NVM on a standard CMOS process with no additional mask or process steps. Designed for secure, single-chip code storage applications, emPROM provides the low cost and high density of ROM with the flexibility of Flash.

•

AEON®. This family of embedded NVM IP, added through the acquisition of Impinj’s NVM IP business in June 2008, provides rewriteable technology for logic CMOS manufacturing processes in high-volume consumer markets with multi-time programmable (MTP), few-times programmable (FTP), and high-voltage (HV) products.

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

•

ASAP Logic. Virage Logic’s ASAP Logic Standard Cell Libraries deliver up to 30 percent area improvement over conventional standard cells. The ASAP Metal Programmable Cell Libraries save configuration costs by reprogramming only a few masks. The ECO Cell Libraries use Virage Logic’s proprietary metal programmable technology to provide a high level of flexibility in implementing engineering changes in standard cell designs.

Our Software Development Tools. Our memory development environment, Embed-It!®, offers a proven software suite for automated memory compiler development and memory instance distribution enabling designers to create solutions more rapidly. The software suite includes a comprehensive automated compiler and instance-based characterization tool to quickly and accurately measure a memory’s performance.

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

•

Intelli™ DDR—the Intelli DDR memory interface product family offers what we believe to be the highest performance, lowest latency intelligent memory controllers for DDR1, DDR2, and DDR3; the lowest power, highest bandwidth Mobile SDR, Mobile DDR and Low Power DDR (LPDDR) memory controllers; full featured Graphics DDR (GDDR) memory controllers; high-speed, full digital DDR SDRAM PHY+DLL solutions and memory models for popular DRAM parts.

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

During fiscal year 2008, our license and maintenance revenue for 45-nanometer technology accounted for 21 percent of our total license and maintenance revenues, license and maintenance revenue for 65-nanometer technology was 36 percent of total license and maintenance revenue, license and maintenance revenue for 90-nanometer technology was 20 percent of total license and maintenance revenue, license and maintenance revenue for 0.13 micron technology was 9 percent of total license and maintenance revenue, license and maintenance revenue for 0.18 micron technology was 4 percent of total license and maintenance revenue and license and maintenance revenue from the sale of other products was 10 percent of total license and maintenance revenue. Included within the 10 percent other products category are our products on the older process nodes, 0.25 and 0.35 micron technology. We expect royalty revenue from these products to be declining and license revenue to be insignificant in future periods. During fiscal year 2007, our license and maintenance revenue for 0.18 micron technology accounted for 10 percent of our total license and maintenance revenues, license and maintenance revenue for 0.13 micron technology was 28 percent of total license and maintenance revenue, license and maintenance revenue for 90-nanometer technology was 36 percent of total license and maintenance revenue, license and maintenance revenue for 65-nanometer technology was 23 percent of total license and maintenance revenue and license and maintenance revenue from the sale of other products was 3 percent of total license and maintenance revenue. Included within the 3 percent other products category are our products on the older process nodes, 0.25 and 0.35 micron technology.

ASAP Memory, ASAP Logic, SiWare Memory, SiWare Logic, Silicon Aware IP, System Aware IP, STAR Memory System, STAR Memory, STARY Yield Accelerator, emPROM Memory System, Intelli DDR, Intelli PHY and Intelli DLL are trademarks of Virage Logic Corporation. AEON, Embed-It! and NOVeA are registered trademarks of Virage Logic Corporation in the United States.

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

•

Defense Products. Development of next generation of military, aerospace, security devices and special communications devices sponsored by government agencies, also known as high reliability devices, are increasingly based on complex SoCs due to the increased functionality requirements. We continue to experience increased interest and business opportunities in this market segment.

Research and Development

We believe that our future success will depend in large part on our ability to continue developing new products and expanding our existing products for advanced manufacturing processes. To this end, we have assembled a team of engineers with significant experience in the design and development of semiconductor IP. Currently, we are focusing our research and development efforts on semiconductor IP products that support the latest manufacturing processes such as 65-nanometer, 45/40-nanometer and 32-nanometer.

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

As of September 30, 2008, we had 334 employees focused in the engineering-related activities within research, development and operations. We expect to identify and hire additional technical personnel in fiscal year 2009 to fulfill anticipated future needs in our research and development activities, and we expect that these personnel related costs will increase in the future in order to maintain a lead position as a third-party provider of silicon infrastructure in the form of semiconductor IP.

Sales and Marketing

We are primarily engaged in direct sales in North America, Europe and Asia. In Asia, and more recently in Europe and North America, we also derive indirect sales through distributors or representatives. In fiscal 2009, we expect to expand our global sales channel with both direct sales staff and additional distributors or representatives.

Direct Sales. We maintain a network of direct sales representatives and field application engineers serving the United States, Asia, and Europe. Substantially all of our direct sales representatives and field application engineers are located in North America, Europe and Japan and serve our customers in those regions. The sales force is distributed throughout North America with employees in the following locations: Austin, Texas; Londonderry, New Hampshire; Fremont and Irvine, California; and West Palm Beach, Florida. To serve our European customers, we have a direct sales organization based in the United Kingdom and Israel. We also have direct sales personnel in Japan. Our sales force’s primary responsibility is to secure and maintain direct account relationships with fabless semiconductor companies and integrated device manufacturers for the license of our products. Developing a customer relationship typically involves weeks or months and can extend well beyond this timeframe.

Indirect Sales. In addition to our direct sales force, we also sell our technologies through distributors in China, Korea, Malaysia, Singapore, and Taiwan, and through representatives in Europe and in North America. These indirect sales organizations have expertise in selling semiconductor IP and software design tools. None of these relationships are exclusive.

We enter into license agreements with our customers for a range of embedded memory, logic library and memory controller technologies. For our ASAP Memory, ASAP Logic, SiWare Memory, SiWare Logic, and STAR Memory products, in addition to collecting license and consulting fees from the customers, we receive royalties from pure-play foundries that manufacture chips for our fabless customers. For our STAR Memory System and NOVeA products, we receive both license and royalty fees directly from our customers, as well as royalties from the pure-play foundries that manufacture their chips.

We have developed relationships through the Virage Logic IP (VIP) Partner Program with the following types of companies:

•

Pure-Play Foundries. We have entered into marketing and technology relationships with several pure-play foundries, including Chartered, Dongbu HiTek, Grace, HeJian, IBM, MagnaChip, SilTerra, SMIC, Tower, TSMC, and UMC. These strategic, collaborative relationships provide us with early access to new process technologies and endorsements from their direct sales force to our mutual customer base.

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

•

Design Services. We have developed technology alliances with several design service companies, including Alchip Technologies, eSilicon, Global Unichip (GUC) and OpenSilicon, who have experience with Virage Logic semiconductor IP. This allows our customers to augment their design teams or outsource their chip designs to these design service companies.

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

Fabless Semiconductor Companies

2Wire, 3DLABS, Accel Semiconductor, Advanced Semiconductor Technology, Ltd., Advasense, Agilent, Alfred Mann Foundation, Applied Micro Circuits, Aquantia, Atheros Communications, Bay Microsystems, Beijing Innofidei, Beijing Tongfang Microelectronics Ltd., Brightscale, Brocade Communications Systems, Inc., Cambridge Silicon Radio (CSR), Cirrus Logic, Cisco Systems, ClariPhy Communications, Coherent Logix, Comsys Communication & Signal Processing, Cortina Systems, Cray, DSP Group, Dune Networks, Entropic Communications, ESS Technology, Focus Enhancements, Gennum, Gigle Semiconductor SL, Global Unichip, HISILICON Technologies, Hyperstone Electronics GmbH, Ikanos*, Integrated System Solutions, IntellaSys, Intersil, InvenSense, InVisage, K-Micro, Let it Wave, LSI*, Magnum Semiconductor, Marvell Semiconductor, Matrox Graphics, MediaTek, Mellanox Technologies, Micronas GmbH, Microsoft, Mitsumi Electric, Mobilygen, Movidia Ltd., MStar Semiconductor, M-Systems, Mtekvision, NemeriX SA, Neology, NetEffect, Newisys, NextIO, NexusChips, Novafora, NVIDIA, OmniVision Technologies, Oticon A/S, Oxford Semiconductor, Parkervision, picoChip Designs Limited, PLX Technology, PMC-Sierra, Princeton Technology, QuickLogic,

Ralink Technology, Realtek Semiconductor, Redpine Signals, Richtek Technology, Rockwell Collins, SanDisk, Sensor Design Automation, Sensor Platforms, Sensory, SEQUANS Communications, Shenzhen Huawei Communications, SiCortex. Sigma Designs, Sigmatel, Silicon Image, Silicon Integrated Systems, Silicon Laboratories, Silicon Motion, Silicon Optix, Silicon Optix Canada, SiRF Technology, Sitronix Technology, Skymedi, Skyworks Solutions, SolarFlare Communications, Sony, Stretch, Sunplus Technology, Telegent Systems, Teradici, Teranetics, Thomson Multimedia, TranSwitch, Ubicom, Unisys, Verigy, Via Technologies, ViXS Systems, Wilocity, Wintegra, Xelerated AB, XMOS Limited, Yamaha, Zarlink Semiconductor AB

Integrated Device Manufacturers	Advanced Micro Devices*, Analog Devices, Austria Micro Systems International AG, Avago Technologies, Canon, Conexant Systems, Cypress Semiconductor, Dallas Semiconductor, Freescale Semiconductor*, Fujitsu Ltd., IHP GmbH, Infineon Technologies AG, Integrated Device Technology, LG Electronics, MagnaChip Semiconductor, Matsushita Electric Industrial Co. Ltd., NEC Electronics*, NXP Semiconductors Netherlands BV, Oki Electric Industry Co. Ltd., ON Semiconductor, Renesas Technology, Sharp, STMicroelectronics SA, Texas Instruments, Toshiba

Pure-Play Foundries	Chartered*, Dongbu HiTek, Grace, HeJian, IBM*, MagnaChip, SilTerra, SMIC, Tower*, TSMC*, UMC*

*	Indicates the top ten customers that generated the highest level of revenues for us in fiscal year 2008.

We expect a small number of companies to collectively represent between 20% and 40% of our revenues for the next few years. In fiscal year 2008, 2007, and 2006, TSMC represented 11%, 11%, and 17% of our revenues, respectively. As our customer base grows and the number of fabless semiconductor companies increases, we expect our dependence on any one customer for revenues to decline. We expect that our sales to fabless semiconductor companies will grow, and as a result we will become more dependent on the availability of new manufacturing process technologies and capacity from pure-play foundries to manufacture our customers’ products.

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

As of October 31, 2008, we had 116 U.S. patents issued and 76 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO). Our patents expire at various dates between 2019 and 2028, and we expect that once granted, the duration of patents covered by patent applications will be 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies in the United States. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we have taken to protect our IP abroad will be effective.

In addition to patent protection, as of November 30, 2008, we had seven U.S. trademarks registered and two pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other confusingly similar marks on similar goods and services in the United States. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection. In addition, we had five foreign trademarks registered: two in the European Community, two in Japan and one in China.

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

Although we believe that our technologies do not infringe any patent, copyright or other intellectual proprietary rights of third parties, from time to time, third parties, which may include our competitors, may assert claims of infringement of patent, copyright or other IP rights to technologies that are important to us. There is no such claim to date.

Competition

The semiconductor IP industry is very competitive and is characterized by constant technological change, rapid rates of technology obsolescence and the emergence of new suppliers. Our primary competition comes from the internal development groups of large IDMs that develop semiconductor IP for their own use. In addition, we face competition from other third-party providers of semiconductor IP, such as ARM Ltd.’s Physical IP Division (formerly Artisan Components which was acquired by ARM in December 2004), Dolphin Technologies (Dolphin), and certain DRAM IP providers, such as MoSys, Inc. (MoSys). Additionally, electronic design automation companies such as Cadence Design Systems, Mentor Graphics, Magma Design Automation and Synopsys, Inc., could play a more significant role in the IP marketplace as they elect to either acquire third-party IP providers or develop their own IP product offerings. An example of this would be Synopsys’ acquisition of MOSAID Technologies, Inc., a provider of DDR memory controller, PHY and DLL semiconductor IP products. This product offering is competitive to the DDR, PHY and DLL product line that Virage Logic acquired through Ingot Systems.

Finally, pure-play foundries may decide to expand their distribution of embedded memories and logic libraries themselves, in addition to manufacturing chips containing third-party IP. TSMC, one of our pure-play foundry customers and strategic partner, has historically produced IP components for use by third-parties in designs to be manufactured at TSMC’s foundry. These components are designed to serve the same purpose as components produced by Virage Logic. The IP components developed by TSMC compete, and are expected to continue to compete with our products. We believe that TSMC is more aggressively developing and distributing these products to encourage its customers to use TSMC to manufacture their current and future designs. TSMC has substantially greater financial, manufacturing and other resources, name recognition and market presence than we do, and the internal design group at TSMC has greater access to technical information about TSMC’s manufacturing processes. If TSMC is successful in supplying its own IP components to third-parties, either directly or through distribution arrangements with other companies, our revenue from TSMC, our revenue from other customers and our operating results could be negatively affected.

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

Employees

As of September 30, 2008, we had 412 employees, including 54 in sales and marketing, 297 in engineering, 37 in operations and 24 in general and administrative functions. A total of 233 of our employees are located outside of the United States. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Executive Officers

The names and ages of our executive officers as of November 30, 2008 are set forth below:

Name	Age	Position(s)
J. Daniel McCranie	65	Executive Chairman
Alexander Shubat	47	President and Chief Executive Officer
Brian Sereda	47	Vice President of Finance and Chief Financial Officer
Branimir Buric	59	Executive Vice President, Marketing

J. Daniel McCranie has served as our Executive Chairman again since October 2008. Previously, Mr. McCranie was our President and Chief Executive Officer from January 2007 to October 2008, our Executive Chairman from March 2006 to January 2007, and our Chairman of the Board of Directors from August 2003 to March 2006. Prior to this, Mr. McCranie was Vice President of Sales and Marketing for Cypress Semiconductor from September 1993 to February 2001. Mr. McCranie was Chairman, President and Chief Executive Officer of SEEQ Technology from February 1986 to September 1993. Mr. McCranie Currently serves as Chairman of the Board of Directors of ON Semiconductor Corp. and also as a member of the Board of Directors of Actel Company and a member of the Board of Directors of Cypress Semiconductor. Mr. McCranie holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute.

Alexander Shubat co-founded Virage Logic. Dr. Shubat has served as our President and Chief Executive Officer since October 2008. Previously, Dr. Shubat was our Chief Operating Officer. Prior to this, Dr. Shubat served as our Vice President of Research and Development, Chief Technical Officer, and a member of the Board of Directors since January 1996. Before co-founding Virage Logic, Dr. Shubat was a Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups including design, application-specific integrated circuit and high-speed memory. He holds more than 20 patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and a M.S. in Electrical Engineering from the University of Toronto, Canada, a Ph.D. in Electrical Engineering from Santa Clara University, and an executive MBA from Stanford University.

Brian Sereda joined Virage Logic as our Vice President of Finance and Chief Financial Officer in September 2008. Previously, Mr. Sereda was Chief Financial Officer and Treasurer at Proxim Wireless from June 2006 to September 2008. Prior to this, Mr. Sereda was Vice President of Finance and Corporate Controller

for Portal Software. Mr. Sereda also held senior financial management positions with Credence Systems Corp, Handspring Inc., Sygen International, and Lam Research. Mr. Sereda holds a MBA degree from St. Mary’s College of California, a BSBA from Simon Fraser University, Vancouver, British Columbia, Canada and a Diploma of Technology in Petroleum Engineering from the British Columbia Institute of Technology, Vancouver, British Columbia, Canada.

Branimir Buric has served as our Executive Vice President of Marketing since September 2008. Prior to his current role, he served as our Vice President of Product Marketing, Senior Director of Strategic Business Solutions, and Senior Director of Business Development and IP Platform Marketing . Prior to joining Virage in May 2002, Mr. Buric was Vice President of Marketing and Business Development at In-Chip Systems. Mr. Buric also held senior management positions in marketing, business development and applications engineering with Sycon Design, Avant!, Meta Software, Mentor Graphics and Silicon Compiler Systems. Mr. Buric holds a B.S. in Electrical Engineering from University of Belgrade.

Item 1A. Risk Factors

Risk Related to Our Business

Inability or delayed execution on our strategy to be a leading provider of semiconductor IP could adversely affect our revenues and profitability.

Our product portfolio includes embedded SRAMs, embedded NVMs, embedded test and repair, logic libraries, memory development software and DDR memory controller subsystems. If our strategy to be a broad line provider of semiconductor IP is not widely accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of additional semiconductor IP components and due to lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP products include the following:

•	difficulties in convincing customers of our memory products to purchase other products from us;

•	difficulties and delays in expanding our logic and I/O product offerings; and

•	hurdles we may encounter in building and expanding customer relationships.

We may have difficulty sustaining profitability and may experience additional losses in the future.

We recorded net income of $554,000 for fiscal 2008 and net loss of $4.6 million for fiscal 2007. In order to continue to improve our profitability, we will need to continue to generate new sales while controlling our expenses. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded. In addition, general economic trends at present including the worldwide economic slowdown and tightening of the credit markets may impact the businesses of our customers, which could have an adverse impact on our revenue growth expectations and our financial condition and results of operations.

We intend to continue to engage in acquisitions, joint ventures and other transactions that may complement or expand our business. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

In each of fiscal 2007 and 2008 we made small acquisitions and concurrently hired a number of employees who provided services relevant to the business or assets acquired and we regularly consider other acquisition opportunities. Achievement of our business goals may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions for a variety of reasons, including our inability to structure appropriate financing for larger transactions. Any transactions that we are able to identify and complete may involve a number of risks, including the following:

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

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with pure-play foundries to provide us with access to these processes. In addition, we rely on pure-play foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our research and development activities. We currently have foundry agreements with Chartered, Dongbu HiTek, SilTerra, SMIC, TSMC, and UMC. If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

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

We have agreements with pure-play semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from pure-play semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the fiscal years ended September 30, 2008 and 2007, we recorded royalty revenues of approximately $12.1 million in each year. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

We currently have subsidiaries or branches in Armenia, India, the United Kingdom, Israel, Germany and Japan. In addition, a significant portion of our IP is being developed in development centers located in Armenia and India. Israel continues to face a significant level of civic unrest. India is experiencing rising costs and in certain industries, intense competition for highly qualified personnel. Armenia has in recent years suffered significant political and economic instability. Accordingly, conditions in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

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

Sales to customers located outside North America accounted for 50% and 54% of our revenues for fiscal years ended September 30, 2008 and 2007, respectively. We anticipate that sales to customers located outside North America will continue to represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on pure-play foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

•	managing distributors and sales partners outside the U.S.;

•	staffing and managing non-U.S. branch offices and subsidiaries;

•	political and economic instability;

•	greater difficulty in collecting accounts receivable resulting in longer collection periods;

•	foreign currency exchange fluctuations;

•	changes in tax laws and tariffs or the interpretation of such laws and tariffs;

•	trade protection measures that may be adopted by other countries;

•	compliance with, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar;

•	timing and availability of export licenses;

•	inadequate protection of IP rights in some countries;

•	different labor standards; and

•	United States government licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

If these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease.

We rely on a small number of customers for a substantial portion of our revenues and our accounts receivable are concentrated among a small number of customers.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer that generated more than 10% of our revenue for fiscal 2008 and 2007. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of our control. Factors that could cause our revenues and operating results to vary materially from quarter to quarter include the following:

•	large orders unevenly spaced over time, or the cancellation or delay of orders;

•	pace of adoption of new technologies by customers;

•	timing of introduction of new products and technologies and technology enhancements by us and our competitors;

•	our lengthy sales cycle and fluctuations in the demand for our products and products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	delays in new process qualification or verification;

•	capacity constraints at the facilities of our foundries;

•	inability to collect or delay in collection of receivables;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	consolidation, merger and acquisition activity of our customer base may cause delays or loss of sales;

•	the amount and timing of royalty payments;

•	changes in development schedules; and

•	R&D expenditures.

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

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.0 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Alexander Shubat, our President and Chief Executive Officer and a member of the Board of Directors, holds a large block of our common stock. Dr. Shubat has established a sales plan, or other sales accounts, to sell shares of our common stock and diversify his holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of September 30, 2008 approximately 62% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

Our principal administrative, sales, marketing and research and development facility is in Fremont, California, and occupies approximately 61,500 square feet. This facility is leased through June 2011. We also lease office space in Clinton, New Jersey that is occupied mainly by research and development and engineering personnel. The Clinton office, which occupies approximately 10,900 square feet, is leased through November 2010. In addition, we have development centers in Armenia and India. In September 2003, our development center in Armenia moved into a building owned by us. The office space is approximately 40,000 square feet and the total cost of the building was approximately $2.4 million. We have a development center in India located in Noida, near Delhi, which occupies approximately 26,000 square feet in a building leased with a lease term under which the Company has the right, but not the obligation, to occupy the facility through July 2009 which we expect to renew at the end of the lease term. Our other development center in India is located in Pune and occupies approximately 2,010 square feet in a building leased with a short-term lease through February 2009. In February 2009, we will move into new office space in Pune which occupies approximately 4,900 square feet with a lease term through June 2011. In October 2008, we entered into an office lease in Seattle, Washington for space that is occupied mainly by personnel from the NVM business segment acquired from Impinj earlier in the year. The Seattle office, which occupies approximately 8,000 square feet, is leased through October 2013.

Item 3. Legal Proceedings

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our consolidated financial position or results of operations.

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

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$8.69	$7.80	$9.96	$8.65
Second Quarter	8.43	5.76	9.04	7.25
Third Quarter	7.20	5.42	7.92	6.79
Fourth Quarter	7.11	4.67	7.78	6.69

As of November 30, 2008, there were approximately 62 stockholders of record of our common stock.

The Company has never paid or declared any cash dividends on our common stock and does not anticipate paying cash dividends in the foreseeable future.

During the year ended September 30, 2008, we did not issue and sell any shares of common stock, or securities exercisable for or exchangeable into common stock, or any other securities that were not registered under the Securities Act of 1933.

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of our common stock in the open market or negotiated transactions through May 2009. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49 for an aggregate of $4.6 million.

In June 2008 the Company closed on a tender offer announced in May to exchange any or all outstanding options to purchase its common stock and Stock Settled Appreciation Rights (“SSARs”) held by eligible employees for restricted stock units. The exchange program was open to all eligible employees in the U.S. and United Kingdom that were employed as of the announcement of the exchange offer and remained employed through the closing. No other employees based outside of the United States were eligible to participate in the offer. In addition, the members of the Company’s Board of Directors and its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer were not eligible to participate in the offer.

Performance Measurement Comparison of Shareholder Return

The graph below compares the cumulative 5-year total return of our common stock with the cumulative total returns of the NASDAQ composite index and the Philadelphia Semiconductor index. The graph tracks the performance of a $100 investment in our common stock, a peer index, and the NASDAQ index from September 30, 2003 to September 30, 2008.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008
Virage Logic Corporation	100.00	162.24	101.97	119.87	97.63	77.63
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
Philadelphia Semiconductor	100.00	81.61	103.48	99.05	112.63	78.45

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this filing. The consolidated statements of operations data for each of the fiscal years ended September 30, 2008, 2007 and 2006 and the consolidated balance sheet data as of September 30, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended September 30, 2005 and 2004 and the consolidated balance sheet data as of September 30, 2006, 2005, and 2004 have been derived from our audited consolidated financial statements not included in this filing. The historical financial information may not be an accurate indicator of our future performance.

SELECTED CONSOLIDATED CONDENSED FINANCIAL DATA

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$59,330	$46,527	$59,303	$53,389	$53,003
Cost and expenses:
Cost of revenues	11,106	12,938	14,803	13,035	11,244
Research and development	27,725	20,346	21,407	19,841	18,476
Sales and marketing	14,749	15,464	16,858	15,608	14,652
General and administrative	8,382	8,891	10,319	9,083	6,618
Restructuring	316	580	—	—	—

Total cost and expenses	62,278	58,219	63,387	57,567	50,990

Operating income (loss)	(2,948)	(11,692)	(4,084)	(4,178)	2,013
Interest income	2,913	4,002	3,055	1,740	719
Other income (expenses), net	482	(157)	270	(37)	37

Income (loss) before taxes	447	(7,847)	(759)	(2,475)	2,769
Income tax provision (benefit)	(107)	(3,242)	120	(2,160)	859

Net income (loss)	$554	$(4,605)	$(879)	$(315)	$1,910

Basic and diluted net income (loss) per share	$0.02	$(0.20)	$(0.04)	$(0.01)	$0.09

Shares used in computing basic net income (loss) per share	23,423	23,111	22,812	22,187	21,391

Shares used in computing diluted net income (loss) per share	23,673	23,111	22,812	22,187	22,139

	September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,214	$14,820	$20,815	$26,841	$28,746
Marketable securities	52,591	60,368	56,786	40,997	34,366
Working capital	53,574	62,315	76,501	67,084	63,055
Total assets	129,204	127,893	126,275	114,494	109,188
Accumulated deficit	(26,185)	(26,739)	(22,134)	(21,255)	(20,940)
Total stockholders’ equity	110,702	110,219	108,818	99,368	91,511

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

Overview

Business Environment

Virage Logic provides semiconductor IP to the global semiconductor industry. Our semiconductor IP offering consists of (1) embedded memories, (2) compilers that allow chip designers to configure our memories into different sizes and shapes on a single silicon chip, (3) IP and development infrastructure for embedded test and repair of on-chip memory instances, (4) software development tools used to design memory compilers, (5) embedded NVM instances, (6) logic cell libraries, (7) I/Os, and (8) DDR memory controller components. These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are forming the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. We also provide custom design services to the semiconductor industry.

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

In fiscal year 2008, we derived 79% of our license revenue and 72% of our maintenance revenue from the more advanced processes, 90-nanometer, 65-nanometer and 45-nanometer technologies and 21% of license revenue and 28% of maintenance revenue from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. We expect the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, however we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	semiconductor IP platforms;

•	embedded memory, logic and I/O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells; and

•	DDR memory controllers, Physical Interfaces, and Delay Locked Loops.

We also derive revenues from royalties, custom design services, maintenance services and library development and consulting services related to the license of logic components. Our revenues are reported in three separate categories: license revenues, maintenance revenues, and royalty revenues. License revenues are derived from license fees, fees for custom design services, library design services and consulting services. Maintenance revenues are derived from maintenance fees. Royalty revenues are derived from fees paid by a customer or a third-party foundry based on production volumes of wafers containing chips utilizing our semiconductor IP technologies.

The license of our semiconductor IP typically covers a range of platform, embedded memory, logic, I/O, DDR memory controller, PHY and DLL products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our ASAP Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR Memory Systemtm and NOVeA® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Royalty revenues for the years ended September 30, 2008, 2007, and 2006 were $12.1 million, $12.1 million, and $16.1 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. In each of fiscal year 2008, 2007 and 2006 one customer, Taiwan Semiconductor Manufacturing Company, generated 10% or more of our revenues.

Sales to customers located outside North America accounted for 50%, 54% and 60% of our revenues in fiscal years 2008, 2007, and 2006, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we engage in indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

Significant Events in Fiscal Year 2008

We completed the acquisition of the logic NVM IP business segment of Impinj, a provider of radio frequency identification (RFID) solutions. The acquisition extended our embedded memory leadership position in the rapidly growing NVM embedded memory market for standard CMOS processes. The acquisition of Impinj’s logic NVM IP business represents another element toward attainment of our core vision of establishing our company as a broad line supplier of highly differentiated physical and application specific IP to the semiconductor industry.

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

Revenue Recognition

Our revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition”, as amended by Statement of Position 98-4 (SOP 98-4) and Statement of Position 98-9 (SOP 98-9). Additionally, revenue is recognized on some of our products, according to Statement of Position 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence, a software product.

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company uses a completed performance model for perpetual licenses that do not include services to provide significant production, modification or customization of software as all of the elements have been delivered. The Company determines delivery has occurred when all the license materials that are specified in the evidence of a signed arrangement including any related documentation and the license keys are delivered electronically through the FTP server or via Electronic mail (e-mail). If any of these criteria is not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses that do not require specific customization for the semiconductor IP and software products are recognized ratably over the term of the license, which is generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met. The Company uses a proportional performance model for term-based licenses as these licenses have a right to receive unspecified additional products that are granted over the access term of the license. Consulting services represent an immaterial amount of our revenue thus are recorded as part of license revenue. These consulting services are not related to the functionality of the products licensed. Revenue from consulting services is recognized on the time and materials method or as work is performed.

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with SOP 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress-to-completion based on labor hours incurred in comparison to the estimated total service hours required to complete the development or service or on the value of contract milestones completed. We believe that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If we cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on any project is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

For agreements that include multiple elements, we recognize revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which we determine by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract, and for maintenance, it is determined based on 20% of the net selling price of the license for new agreements starting in fiscal 2007 or the higher of the actual price stated in the contract or the stated renewal rate in each contract for all contracts entered into prior to fiscal 2007. Revenues are recognized once we deliver the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

We assess whether the fee associated with each transaction is fixed or determinable and collection is reasonably assured and evaluate the payment terms. If a portion of the fee is due beyond normal payment terms, we recognize the revenues on the payment due date, as long as collection is reasonably assured. We assess collectibility based on a number of factors, including past transaction history and the overall credit-worthiness of the customer. If collection is not reasonably assured, revenue is deferred and recognized at the time collection becomes reasonably assured, which is generally upon receipt of the payment.

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

Valuation of Accounts Receivable

We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon specific customer collection risks that we have identified. While such credit losses have historically been within our expectations and the allowance we have established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the quality of our accounts receivable and our future operating results. As of September 30, 2008, we have reserved for $223,000 of billed and unbilled receivables for a single customer. As of September 30, 2007, there was $194,000 reserved for a single customer.

Valuation of Purchased Intangibles, Including Goodwill

We evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of September 30, 2008, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $18.0 million and $14.1 million as of September 30, 2008 and 2007, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of September 30, 2008 we had an intangible asset of $6.3 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Ingot Systems, and the NVM business segment of Impinj.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which requires the measurement of all employee share-based compensation to employees, including grants of employee stock options and other equity based awards, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal periods beginning after June 15, 2005.

As of October 1, 2005, we adopted SFAS 123R. We use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to unvested awards that were outstanding on the effective date. Under the modified prospective application, prior periods are not revised for comparative purposes. Total SFAS 123R compensation expense recognized for fiscal years ended September 30, 2008, 2007 and 2006 was $3.6 million, $4.3 million and $6.7 million, respectively. As of September 30, 2008, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $10.7 million and will be amortized over the average of 2.85 years.

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

For purposes of estimating the fair value of equity awards granted during the fiscal year ended September 30, 2008, 2007 and 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”).

The risk-free interest rate is based on the implied yield currently available on United States Treasury zero-coupon issues with a remaining term equal to the expected term of the awards on the grant date.

Furthermore, as required under SFAS 123R, we estimate forfeitures for equity awards granted which are not expected to vest. We calculate the pre-vesting forfeiture rate by using our historical equity grants forfeiture information.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using pricing models to estimate stock-based compensation under SFAS 123R. There is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. Currently there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using a pricing model, such value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Accounting for Income Taxes

We calculate our income taxes based on an annual effective tax rate in compliance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

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

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. These differences resulted in the net deferred tax assets of $15.8 million as of September 30, 2008. We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that substantially all of the deferred tax assets recorded on our balance sheet will ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not more likely than not.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is less than we expect the ultimate assessment to be. Tax liabilities were $2.8 million and $3.0 million as of September 30, 2008 and 2007, respectively.

Results of Operations

Comparison of the Years Ended September 30, 2008 and 2007

Revenues

The table below sets forth the changes in revenues from fiscal year 2007 to fiscal year 2008 (in thousands, except percentage data):

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenues:
License	$38,694	65.3%	$24,407	52.5%	$14,287	58.5%
Maintenance	8,567	14.4%	9,972	21.4%	(1,405)	(14.1)%
Royalties	12,069	20.3%	12,148	26.1%	(79)	(0.7)%

Total revenues	$59,330	100.0%	$46,527	100.0%	$12,803	27.5%

Revenues increased $12.8 million, or 27.5%, from fiscal year 2007 to fiscal year 2008. The increase resulted from a $14.3 million increase in license revenue, partially offset by a $1.4 million decrease in maintenance revenue and a $0.1 million decrease in royalty revenue.

The following table lists the percentage of license revenues by process node for the years ended September 30, 2008 and 2007.

	Year Ended September 30,
	2008	2007
Total License Revenues by Process Node:
45-nanometer technology	24%	3%
65-nanometer technology	38	25
90-nanometer technology	17	34
0.13 micron technology	7	24
0.18 micron technology	3	10
Other	11	4

	100%	100%

License revenues for the year ended September 30, 2008 were $38.7 million, representing an increase of $14.3 million, or 58.5%, as compared to $24.4 million for fiscal year 2007. License revenues increased in fiscal year 2008 mainly attributable to increases of $8.5 million on our 45-nanometer technology and $8.5 million on our 65-nanometer technology, partially offset by decreases of $1.8 million on our 90-nanometer technology and $0.9 million on our 0.13 micron technologies and older technologies. From a product perspective, 65-nanometer technology contributed sales of 38% of total license revenue in fiscal year 2008 up from 25% in fiscal year 2007. Our 45-nanometer technology also grew from 3% in fiscal year 2007 to 24% in fiscal year 2008. Our 90-nanometer technology license revenue declined to 17% in fiscal year 2008 from 34% of total license revenue in fiscal year 2007. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

The following table lists the percentage of maintenance revenues by process node for the years ended September 30, 2008 and 2007.

	Year Ended September 30,
	2008	2007
Total Maintenance Revenues by Process Node:
45-nanometer technology	11%	0%
65-nanometer technology	30	11
90-nanometer technology	31	39
0.13 micron technology	18	38
0.18 micron technology	6	10
Other	4	2

	100%	100%

Maintenance revenues for the year ended September 30, 2008 were $8.6 million, representing a decrease of $1.4 million, or 14.1%, as compared to $10.0 million for fiscal year 2007. Maintenance revenues decreased in fiscal year 2008 mainly attributable to decreases of $2.3 million on our 0.13 micron technology, $0.5 million on our 0.18 micron technology, and $1.2 million on our 90-nanometer technology, partially offset by increases of $2.6 million on our 45-nanometer technology, 65-nanometer technology and other technologies. From a product perspective, 65-nanometer technology contributed sales of 30% of total maintenance revenue in fiscal year 2008 up from 11% in fiscal year 2007. Our 45-nanometer technology accounted for 11% of total maintenance revenue in fiscal year 2008. Our 90-nanometer technology maintenance revenue declined to 31% in fiscal year 2008 from 39% of total maintenance revenue in fiscal year 2007. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

Our total license and maintenance revenues included $3.5 million from a customer that has canceled a contract with us in the fourth quarter of fiscal 2008.

Royalties stayed flat from fiscal year 2007 to fiscal year 2008 due to the increase in royalties from 65-nanometer and 55-nanometer technologies offset by the decreases in royalties from older process nodes.

For the years ended September 30, 2008 and 2007, total revenues by geographic area are as follows:

	Year Ended September 30,		Year-Over-Year Change
	2008	2007
Total Revenues by Geographic Area:
United States	$27,611	$19,862	$7,749	39.0%
Taiwan	8,854	9,446	(592)	(6.3%)
Europe, Middle East and Africa (EMEA)	8,175	9,200	(1,025)	(11.1%)
Japan	4,116	2,358	1,758	74.6%
Canada	1,875	1,492	383	25.7%
Other Asia	8,699	4,169	4,530	108.7%

Total	$59,330	$46,527	$12,803	27.5%

From a geographic perspective, the increase in fiscal year 2008 revenues resulted from significant sales increases in license agreements with customers using our memory systems in North America of $8.1 million and in Singapore of $4.5 million.

Cost and Expenses

The table below sets forth the changes in cost and expenses from fiscal year 2007 to fiscal year 2008 (in thousands, except percentage data):

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$11,106	18.7%	$12,938	27.8%	$(1,832)	(14.2)%
Research and development	27,725	46.7%	20,346	43.7%	7,379	36.3%
Sales and marketing	14,749	24.9%	15,464	33.2%	(715)	(4.6)%
General and administrative	8,382	14.1%	8,891	19.1%	(509)	(5.7)%
Restructuring charges	316	0.6%	580	1.2%	(264)	(45.5)%

Total cost and expenses	$62,278	105.0%	$58,219	125.0%	$4,059	7.0%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues in fiscal year 2008 totaled $11.1 million, representing a decrease of $1.8 million or 14.2% compared to $12.9 million in fiscal year 2007. The decreases in cost of revenue for fiscal 2008 compared to fiscal 2007 was mainly due to a decrease of $2.3 million in contract related expenses due to improvement in engineering efficiency and a decrease of $0.1 million in stock-based compensation expenses partially offset by a $0.5 million increase in deferred contract expenses associated with custom projects. We believe that cost of revenues will continue to fluctuate in the future, both in absolute dollars and as a percentage of revenues, based on the impact on SFAS 123R and the level of license revenues.

Research and Development

Research and development expense primarily includes personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expense for the year ended September 30, 2008 was $27.7 million, representing an increase of $7.4 million or 36.3%, from $20.3 million for the year ended September 30, 2007. Research and development expense as a percentage of total revenue for the year ended September 30, 2008 increased to 46.7% from 43.7% for fiscal year 2007. The increase in research and development expense from fiscal year 2007 to fiscal year 2008 was primarily due to an increase of $4.0 million in personnel related expenses largely due to acquisitions, an increase of $1.3 million in consulting fees, partially offset by a decrease of $2.3 million in cost of revenues allocation and a decrease of $0.3 million in travel and entertainment expenses. In addition, research and development expense included $1.0 million of in-process research and development and amortization of intangibles in fiscal 2008 related to our acquisition of the NVM business segment of Impinj in fiscal 2008 and acquisition of Ingot Systems in fiscal 2007.

Sales and Marketing

Sales and marketing expense consists mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expense for the year ended September 30, 2008 was $14.7 million, representing a decrease of $0.7 million, or 4.6%, from $15.5 million for the same period in fiscal year 2007. For the year ended September 30, 2008, sales and marketing expense as a percentage of revenue was 24.9%, compared to 33.2% for the same period in fiscal year 2007. The decrease in sales and marketing expense in fiscal year 2008 was primarily due to a decrease of $0.8 million expense in stock-based compensation.

General and Administrative

General and administrative expense consists primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expense for the year ended September 30, 2008 was $8.4 million, representing a decrease of $0.5 million, or 5.7%, from $8.9 million for the year ended September 30, 2007. General and administrative expense as a percentage of total revenue was 14.1% for the year ended September 30, 2008, compared to 19.1% for fiscal 2007. The decrease in general and administrative expense from fiscal year 2007 to fiscal year 2008 was primarily due to a decrease of $0.9 million expense in personnel related expenses, partially offset by an increase of $0.4 million of professional fees.

Restructuring Charges

Restructuring charges consist primarily of severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. During fiscal 2008, we initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. During fiscal 2008, we reduced our workforce by approximately 13 employees primarily in engineering. Costs resulting from the restructuring plan included severance payments and severance-related benefits. Total restructuring expense was $316,000 of which $312,000 was paid as of September 30, 2008.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from fiscal year 2007 to fiscal year 2008 (in thousands, except percentage data):

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$2,913	4.9%	$4,002	8.6%	$(1,089)	(27.2)%
Other income (expenses), net	482	0.8%	(157)	(0.3)%	639	NM

Total interest income and other income (expenses), net	$3,395	5.7%	$3,845	8.3%	$(450)	(11.7)%

Interest Income

Interest income was $2.9 million and $4.0 million for the years ended September 30, 2008 and 2007, respectively. Interest income decreased from fiscal year 2007 to fiscal year 2008 largely due to lower interest rates earned in our marketable securities.

Other Income (Expenses), net

Other income (expenses), net resulted in a net other income of $0.5 million in the year ended September 30, 2008 and net other expense of $0.2 million for the year ended September 30, 2007. The net other income in fiscal year 2008 and net other expense in fiscal year 2007 were primarily due to foreign exchange gains (losses) on transactions denominated in foreign currencies.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from fiscal year 2007 to fiscal year 2008 (in thousands, except percentage data):

	Year Ended September 30, 2008		Year Ended September 30, 2007
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Income tax provision (benefit)	$(107)	(0.2)%	$(3,242)	(7.0)%	$3,135	96.7%

For fiscal year 2008, we recorded a tax benefit of $0.1 million on a pre-tax income of $0.4 million, yielding an effective tax rate of (24%). The tax benefit of $0.1 million in fiscal year 2008 was a result of recognizing assets for R&D credits. For fiscal year 2007, we recorded a tax benefit of $3.2 million on a pre-tax loss of $7.8 million, yielding an effective tax rate of 41%. The change in the effective tax rate from fiscal year 2007 to fiscal year 2008 was primarily due to the change in our pre-tax book income.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.0 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2006 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

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

Comparison of the Years Ended September 30, 2007 and 2006

Revenues

The table below sets forth the changes in revenues from fiscal year 2006 to fiscal year 2007 (in thousands, except percentage data):

	Year Ended September 30, 2007		Year Ended September 30, 2006
	Amount	% of Total Revenues	Amount	% of Total Revenues	Year-Over-Year Change
Revenues:
License	$24,407	52.5%	$34,579	58.3%	$(10,172)	(29.4)%
Maintenance	9,972	21.4%	8,635	14.6%	1,337	15.5%
Royalties	12,148	26.1%	16,089	27.1%	(3,941)	(24.5)%

Total revenues	$46,527	100.0%	$59,303	100.0%	$(12,776)	(21.5)%

Revenues decreased $12.8 million or 21.5% from fiscal year 2006 to fiscal year 2007. The decrease resulted from a $10.2 million decrease in license revenue and a $3.9 million decrease in royalty revenue, partially offset by a $1.3 million increase in maintenance revenue.

The following table lists the percentage of license revenues by process node for the years ended September 30, 2007 and 2006.

	Year Ended September 30,
	2007	2006
Total License Revenues by Process Node:
45-nanometer technology	3%	0%
65-nanometer technology	25	12
90-nanometer technology	34	41
0.13 micron technology	24	27
0.18 micron technology	10	13
Other	4	7

	100%	100%

License revenues for the year ended September 30, 2007 were $24.4 million, representing a decrease of $10.2 million, or 29.4%, as compared to $34.6 million for fiscal year 2006. License revenue decreased in fiscal year 2007 mainly attributable to decreases of $5.6 million on our 90-nanometer technology, $5.8 million on our 0.13 micron and 0.18 micron technologies, partially offset by increases of $1.3 million on our 45-nanometer, 65-nanometer and other technologies. From a product perspective, 90-nanometer technology contributed sales of 34% of total license revenue in fiscal year 2007 down from 41% in fiscal year 2006, while 65-nanometer technology license revenue grew from 12% in fiscal year 2006 to 25% of total license revenue in fiscal year 2007. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

The following table lists the percentage of maintenance revenues by process node for the years ended September 30, 2007 and 2006.

	Year Ended September 30,
	2007	2006
Total Maintenance Revenues by Process Node:
65-nanometer technology	11%	3%
90-nanometer technology	39	64
0.13 micron technology	38	24
0.18 micron technology	10	8
Other	2	1

	100%	100%

Maintenance revenues for the year ended September 30, 2007 were $10.0 million, representing an increase of $1.4 million, or 15.5%, as compared to $8.6 million for fiscal year 2006. Maintenance revenue increased in fiscal year 2007 mainly attributable to increases of $1.7 million on our 0.13 micron, $0.3 million on our 0.18 micron technology and $0.9 million 65-nanometer technology, partially offset by decreases of $1.5 million on our 90-nanometer and other technologies. From a product perspective, 90-nanometer technology contributed sales of 39% of total maintenance revenue in fiscal year 2007 down from 64% in fiscal year 2006, while 65-nanometer technology maintenance revenue grew from 3% in fiscal year 2006 to 11% of total maintenance revenue in fiscal year 2007 and 0.13 micron technology grew from 24% in fiscal year 2006 to 38% in fiscal year 2007. These sales were derived from all categories of our customers: integrated device manufacturers, fabless and foundry semiconductor customers.

Royalties decreased $3.9 million from fiscal year 2006 to fiscal year 2007. The fiscal year 2007 decrease was primarily attributed to a decline in royalties associated with our 90-nanometer technology processes. In fiscal 2007, we received our first royalties from our 65-nanometer technology.

For the years ended September 30, 2007 and 2006, total revenues by geographic area are as follows:

	Year Ended September 30,		Year-Over-Year Change
	2007	2006
Total Revenues by Geographic Area:
United States	$19,862	$20,387	$(525)	(2.6)%
Taiwan	9,446	15,734	(6,288)	(40.0)%
Europe, Middle East and Africa (EMEA)	9,200	9,105	95	1.0%
Japan	2,358	3,244	(886)	(27.3)%
Canada	1,492	3,091	(1,599)	(51.7)%
Other Asia	4,169	7,742	(3,573)	(46.2)%

Total	$46,527	$59,303	$(12,776)	(21.5)%

From a geographic perspective, the fiscal year 2007 decrease was a result from significant sales decreases due to a decline in license agreements with customers using our memory systems primarily in Taiwan of $6.3 million and in North America and Other Asia of $5.7 million.

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

Research and Development

Research and development expense primarily includes personnel expense, software license and maintenance fees, as well as capital equipment depreciation expenses. Research and development expense for the year ended September 30, 2007 was $20.3 million, representing a decrease of $1.1 million or 5.0%, from $21.4 million for the year ended September 30, 2006. Research and development expense as a percentage of total revenue for the year ended September 30, 2007 increased to 43.7% from 36.1% for fiscal year 2006. The decrease in research and development expense from fiscal year 2006 to fiscal year 2007 was primarily due to a decrease of $0.9 million in facilities and other support costs, a decrease of $0.7 million in consulting fees, and a decrease of $0.5 million in stock-based compensation related to SFAS 123R, partially offset by an increase of $1.0 million in personnel related expenses. In addition, research and development expense included $123,000 of in-process research and development and amortization of intangibles in fiscal year 2007 related to our acquisition of Ingot Systems.

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

Restructuring Charges

Restructuring charges consist primarily of severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. During 2007, we initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation, in order to improve our cost structure. For the fiscal year ended 2007, restructuring expense totaled $0.6 million of which $0.4 million were personnel related costs due to severance payments and severance related benefits and $0.2 million were related to facility closure costs including asset write-off costs.

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

Other Income (Expenses), net

Other income (expenses), net resulted in a net other expense of $157,000 in the year ended September 30, 2007 and net other income of $270,000 for the year ended September 30, 2006. The net other expense in fiscal year 2007 and net other income in fiscal year 2006 were primarily due to foreign exchange gains and losses on transactions denominated in foreign currencies.

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

For fiscal year 2007, we recorded a tax benefit of $3.2 million on a pre-tax loss of $7.8 million, yielding an effective tax rate of 41%. For fiscal year 2006, we recorded a tax provision of $0.1 million on a pre-tax loss of $0.8 million, yielding an effective tax rate of (16%). The change in the effective tax rate from fiscal year 2006 to fiscal year 2007 was primarily due to the change in our pre-tax position, research credits, stock-based compensation related to the non-deductibility of incentive stock options and recovery of tax deductions for stock-based compensation.

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the five year period of approximately $1.0 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2006 in future assessment. The assessment orders are not final notices of deficiency, and we have immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments.

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

Liquidity and Capital Resources

	September 30, 2008	Change from 2007	September 30, 2007	Change from 2006	September 30, 2006
	(In thousands, except percentage data)
Cash and cash equivalents	$13,214	$(1,606)	$14,820	$(5,995)	$20,815
Short-term and long-term investments	52,591	(7,777)	60,368	3,582	56,786

Total cash, cash equivalents and investments	$65,805	$(9,383)	$75,188	$(2,413)	$77,601

Percentage of total assets	50.9%		58.8%		61.5%
Cash provided by (used in) operating activities	$775	$1,373	$(598)	$(9,085)	$8,487
Cash provided by (used in) investing activities	464	7,005	(6,541)	10,454	(16,995)
Cash provided by (used in) financing activities	(2,264)	(3,170)	906	(1,856)	2,762
Effect of exchange rates on cash	(581)	(819)	238	518	(280)

Net decrease in cash and cash equivalents	$(1,606)	$4,389	$(5,995)	$31	$(6,026)

As of September 30, 2008, cash, cash equivalents and investments were $65.8 million compared to $75.2 million as of September 30, 2007, and $77.6 million as of September 30, 2006. We had a decrease of $9.4 million in cash, cash equivalents and investments from fiscal year 2007 to fiscal year 2008 and a decrease of $2.4 million from fiscal year 2006 to fiscal year 2007. In fiscal years 2008, 2007 and 2006, operations were funded primarily from cash collections from customers for accounts receivable.

Net cash provided by (used in) operating activities was $0.8 million, $(0.6) million and $8.5 million for fiscal years 2008, 2007 and 2006, respectively. Net cash provided by operating activities was $0.8 million for the year ended September 30, 2008 representing an increase of $1.4 million over net cash used in operating activities of $0.6 million for the year ended September 30, 2007. The increase in cash provided by operating activities was primarily attributable to changes in net income of $5.2 million and favorable changes in deferred tax of $3.1 million. This increase was offset by a decrease in changes of operating assets and liabilities of $6.0 million. In addition, we had decreases of $0.8 million of stock-based compensation expense, $0.6 million of depreciation expense and $0.3 million in excess tax benefit, offset by increases of $0.5 million of amortization expense, $0.1 million of write-off of acquired in-process technology and $0.2 million of bad debt recovery.

Net cash used in operating activities was $0.6 million for the year ended September 30, 2007 representing a decrease of $9.1 million over net cash provided by operating activities of $8.5 million for the year ended September 30, 2006. The decreases in cash provided by operating activities was attributable to unfavorable changes in deferred taxes of $3.1 million. In addition, the decrease in cash provided by operating activities was due to an increase in net loss of $3.7 million and a decrease in stock based compensation of $2.4 million.

Net cash provided by (used in) investing activities was $0.5 million, $(6.5) million and $(17.0) million for fiscal years 2008, 2007 and 2006, respectively. Net cash provided by investing activities was $0.5 million for the year ended September 30, 2008 representing an increase of $7.0 million over net cash used in investing activities of $6.5 million for the year ended September 30, 2007. The increase of $7.0 million in cash resulted from an increase of $10.7 million in net proceeds from maturities of investments and purchase of investments, offset by $2.7 million increase in net cash paid for business acquisition and $1.0 million used in the purchase of other property and equipment.

The decrease of $10.5 million in net cash used in investing activities in fiscal year 2007 from fiscal year 2006 was due to higher proceeds from the maturity of investments, partially offset by higher purchases of investments related to short-term treasury investing activities.

Net cash provided by (used in) financing activities was $(2.3) million, $0.9 million and $2.8 million for fiscal years 2008, 2007 and 2006, respectively. Net cash used in financing activities in fiscal 2008 reflects $4.6 million used in the repurchase of common stock, partially offset by $2.0 million of proceeds from issuance of common stock and a $0.3 million excess tax benefit from stock-based compensation. Fiscal 2007 and fiscal 2006 net cash provided by financing activities reflect proceeds from the issuance of common stock of $0.9 million and $2.8 million, respectively. The issuance of common stock was associated with our employee stock option and employee stock purchase plans during the respective periods.

We have no off-balance-sheet financing arrangements other than operating leases and purchase obligations.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of research and development expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, potential acquisitions, and level of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$3,720	$1,280	$1,932	$508	$—
Purchase obligations(1)	13,638	6,432	5,651	1,555	—

Total operating lease and purchase obligations	$17,358	$7,712	$7,583	$2,063	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which we measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact SFAS 141R and SFAS 160 will have on our financial position or results of operations.

Quarterly Results of Operations

The following tables contain unaudited consolidated statement of operations data for our eight most recent fiscal quarters. The first table contains revenue and expense data expressed in dollars, while the second table contains the same data expressed as a percentage of our revenues for the periods indicated. This data has been derived from unaudited consolidated financial statements that, in our opinion, include all adjustments necessary, consisting of only normal recurring adjustments, for a fair statement of the information. Our quarterly results have been in the past, and in the future may be, subject to fluctuations. As a result, we believe that results of operations for the interim periods may not be an accurate indicator of results for any future period.

	Quarter Ended
	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
				(Unaudited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$15,513	$15,068	$14,689	$14,060	$13,149	$11,286	$10,567	$11,525
Cost and expenses:
Cost of revenues	2,924	2,614	3,121	2,447	2,966	2,869	3,376	3,727
Research and development	7,677	8,015	6,175	5,858	5,146	5,301	4,823	5,076
Sales and marketing	3,634	3,658	3,864	3,593	3,997	4,050	3,763	3,654
General and administrative	2,336	2,160	2,111	1,775	2,020	1,789	2,418	2,664
Restructuring charges	—	319	—	(3)	—	580	—	—

Total cost and expenses	16,571	16,766	15,271	13,670	14,129	14,589	14,380	15,121

Operating income (loss)	(1,058)	(1,698)	(582)	390	(980)	(3,303)	(3,813)	(3,596)
Interest income	512	595	840	966	998	1,014	1,003	987
Other income (expenses), net	243	111	(73)	201	(31)	(53)	(29)	(44)

Income (loss) before taxes	(303)	(992)	185	1,557	(13)	(2,342)	(2,839)	(2,653)
Income tax provision (benefit)	(256)	131	(447)	465	363	(1,106)	(1,062)	(1,437)

Net income (loss)	$(47)	$(1,123)	$632	$1,092	$(376)	$(1,236)	$(1,777)	$(1,216)

Basic net income (loss) per share	$(0.00)	$(0.05)	$0.03	$0.05	$(0.02)	$(0.05)	$(0.08)	$(0.05)

Diluted net income (loss) per share	$(0.00)	$(0.05)	$0.03	$0.05	$(0.02)	$(0.05)	$(0.08)	$(0.05)

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenues	18.8	17.4	21.2	17.4	22.5	25.4	32.0	32.4
Research and development	49.5	53.2	42.0	41.7	39.1	47.0	45.6	44.0
Sales and marketing	23.4	24.3	26.3	25.6	30.4	35.9	35.6	31.7
General and administrative	15.1	14.3	14.4	12.6	15.4	15.9	22.9	23.1
Restructuring charges	—	2.1	—	—	—	5.1	—	—

Total cost and expenses	106.8	111.3	103.9	97.3	107.4	129.3	136.1	131.2

Operating income (loss)	(6.8)	(11.3)	(3.9)	2.7	(7.4)	(29.3)	(36.1)	(31.2)
Interest income	3.3	3.9	5.7	6.9	7.4	8.5	9.2	8.2
Other income (expenses), net	1.6	0.7	(0.5)	1.4	(0.0)	(0.0)	(0.0)	(0.0)

Income (loss) before taxes	(1.9)	(6.7)	1.3	11.0	(0.0)	(20.8)	(26.9)	(23.0)
Income tax provision (benefit)	(1.7)	0.9	(3.0)	3.3	2.9	(9.8)	(10.1)	(12.4)

Net income (loss)	(0.2)%	(7.6)%	4.3%	7.7%	(2.9)%	(11.0)%	(16.8)%	(10.6)%

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, government sponsored enterprise bonds, corporate bonds, and commercial paper. We hold no auction-rate securities. Our short term investments balance of $31.1 million at September 30, 2008 consists of instruments with original maturities of less than one year. We also hold approximately $21.4 million of government sponsored enterprise bonds and corporate bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of September 30, 2008, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.4 million, which would not materially affect our operations. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

The table below presents the carrying values and related weighted average interest rates for our cash, cash equivalents and investments. The carrying values approximate fair values as of September 30, 2008 and 2007.

Cash, Cash Equivalents and Investments:	Carrying Value at September 30, 2008	Annualized Rate of Return at September 30, 2008	Carrying Value at September 30, 2007	Annualized Rate of Return at September 30, 2007
	(In thousands)	(Annualized)	(In thousands)	(Annualized)
Cash and cash equivalents—fixed rate	$13,214	1.1%	$14,820	4.3%
Investments—fixed rate	52,591	3.1%	60,368	5.3%

Total cash, cash equivalents and investments	$65,805		$75,188

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2008.

Based on our evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

The effectiveness of our internal control over financial reporting as of September 30, 2008, was audited by our independent registered public accounting firm, Burr, Pilger & Mayer LLP, as stated in its report, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

of Virage Logic Corporation

We have audited the internal control over financial reporting of Virage Logic Corporation and its subsidiaries (the “Company”) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk than a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virage Logic Corporation and its subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008, and the related financial statement schedule and our report dated December 15, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

December 15, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial experts is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2009 Proxy statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement. Information relating to our executive officers is contained in Part I of this annual report under the caption “Executive Officers”.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Management and Certain Security Holders of Virage Logic—Certain Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

Schedules, other than those listed above, have been omitted since they are not required, or the information is included elsewhere herein.

(c) Exhibits:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Common Stock Certificate(3)

10.1	1997 Equity Incentive Plan, as amended(4)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(6)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(6)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(3)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(3)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(7)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(8)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(9)*

10.11	Form of Notice of Grant of Stock-Settled Appreciation Rights under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.12	Form of Notice of Grant of Restricted Stock Units under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(10)*

Exhibit Number	Description of Document
10.14	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(10)#

10.15	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(11)

10.21	Virage Logic Corporation 2009 Executive MBO Plan*

21.1	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2007.
(2)	Incorporated by reference to Virage Logic’s Current Report on Form 10-K filed March 13, 2008.
(3)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.
(8)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-8 filed May 29, 2008.
(9)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(11)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.
(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(13)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Virage Logic Corporation

We have audited the accompanying consolidated balance sheets of Virage Logic Corporation and its subsidiaries (the “Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(b)(1). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virage Logic Corporation and its subsidiaries as of September 30, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California

December 15, 2008

VIRAGE LOGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,214	$14,820
Short-term investments	31,148	42,840
Accounts receivable, net	16,526	12,170
Costs in excess of related revenue on uncompleted contracts	972	1,134
Deferred tax assets—current	1,255	1,939
Prepaid expenses and other	4,995	4,766
Taxes receivable	2,733	2,320

Total current assets	70,843	79,989
Property, plant and equipment, net	3,966	3,643
Goodwill	11,751	11,355
Other intangible assets, net	6,270	2,705
Deferred tax assets—long-term	14,548	12,200
Long-term investments	21,443	17,528
Other long-term assets	383	473

Total assets	$129,204	$127,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$1,027
Accrued expenses	5,678	4,659
Deferred revenues	8,866	8,996
Income tax payable	1,702	2,992

Total current liabilities	17,269	17,674
Income tax liability	1,083	—
Other long-term accruals	150	—

Total liabilities	18,502	17,674

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—150,000,000 as of September 30, 2008 and 2007; Issued and outstanding shares—23,649,295 and 23,190,857 as of September 30, 2008 and 2007, respectively	24	23
Additional paid-in capital	141,220	135,926
Accumulated other comprehensive income	207	1,009
Treasury stock, at cost (700,000 shares in 2008)	(4,564)	—
Accumulated deficit	(26,185)	(26,739)

Total stockholders’ equity	110,702	110,219

Total liabilities and stockholders’ equity	$129,204	$127,893

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007	2006
	(In thousands, except per share data)
Revenues:
License	$38,694	$24,407	$34,579
Maintenance	8,567	9,972	8,635
Royalties	12,069	12,148	16,089

Revenues	59,330	46,527	59,303

Cost and expenses:
Cost of revenues	11,106	12,938	14,803
Research and development	27,725	20,346	21,407
Sales and marketing	14,749	15,464	16,858
General and administrative	8,382	8,891	10,319
Restructuring	316	580	—

Total cost and expenses	62,278	58,219	63,387

Operating loss	(2,948)	(11,692)	(4,084)
Interest income	2,913	4,002	3,055
Other income (expenses), net	482	(157)	270

Income (loss) before income taxes	447	(7,847)	(759)
Income tax provision (benefit)	(107)	(3,242)	120

Net income (loss)	$554	$(4,605)	$(879)

Basic and diluted net income (loss) per share	$0.02	$(0.20)	$(0.04)

Shares used in computing basic net income (loss) per share	23,423	23,111	22,812

Shares used in computing diluted net income (loss) per share	23,673	23,111	22,812

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance as of September 30, 2005	22,547,504	$23	$120,548	$52	$—	$(21,255)	$99,368
Common stock issued under stock option plan and stock purchase plan	480,158	—	2,762	—	—	—	2,762
Stock-based compensation	—	—	6,770	—	—	—	6,770
Tax benefit from employee stock option plan	—	—	540	—	—	—	540
Cumulative foreign exchange translation adjustment	—	—	—	87	—	—	87
Change in unrealized gain on investments, net of tax	—	—	—	170	—	—	170
Net loss	—	—	—	—	—	(879)	(879)

Balance as of September 30, 2006	23,027,662	23	130,620	309	—	(22,134)	108,818
Common stock issued under stock option plan and stock purchase plan	163,195	—	906	—	—	—	906
Stock-based compensation	—	—	4,400	—	—	—	4,400
Cumulative foreign exchange translation adjustment	—	—	—	702	—	—	702
Change in unrealized loss on investments, net of tax	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	(4,605)	(4,605)

Balance as of September 30, 2007	23,190,857	23	135,926	1,009	—	(26,739)	110,219
Common stock issued under stock option plan	458,438	1	1,969	—	—	—	1,970
Stock-based compensation	—	—	3,532	—	—	—	3,532
Settlement of payroll taxes upon restricted stock unit exercises	—	—	(207)	—	—	—	(207)
Cumulative foreign exchange translation adjustment	—	—	—	(682)	—	—	(682)
Change in unrealized loss on investments, net of tax	—	—	—	(120)	—	—	(120)
Repurchase of common stock	—	—	—	—	(4,564)	—	(4,564)
Net income	—	—	—	—	—	554	554

Balance as of September 30, 2008	23,649,295	$24	$141,220	$207	$(4,564)	$(26,185)	$110,702

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Operating activities
Net income (loss)	$554	$(4,605)	$(879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	123	(101)	(724)
Depreciation and amortization	1,275	1,832	1,958
Amortization of intangible assets	847	385	386
Tax benefit on employee stock plans	—	—	540
Write off of acquired in-process technology	200	100	—
Stock-based compensation	3,584	4,341	6,715
Excess tax benefit from stock-based compensation	(330)	—	—
Loss on disposal of fixed assets	—	4	7
Non-cash restructuring charges	—	31	—
Deferred income tax	(1,674)	(4,739)	(1,644)
Changes in operating assets and liabilities:
Accounts receivable	(4,037)	3,866	(1,011)
Costs in excess of revenue on uncompleted contracts	110	(418)	295
Prepaid expenses and other	(305)	(1,298)	1,179
Taxes receivable	(412)	(609)	(1,218)
Other long term assets	90	(171)	398
Accounts payable	2	575	(323)
Accrued expenses and other long-term liabilities	1,068	(239)	1,173
Deferred revenues	(130)	100	456
Current and non-current income tax liability	(190)	348	1,179

Net cash provided by (used in) operating activities	775	(598)	8,487

Investing activities
Purchase of property, plant and equipment	(1,320)	(285)	(1,376)
Purchase of investments	(102,140)	(111,535)	(52,880)
Proceeds from maturity of investments	109,408	108,050	37,258
Proceeds from sale of property, plant and equipment	—	1	3
Net cash paid for business combination	(5,484)	(2,772)	—

Net cash provided by (used in) investing activities	464	(6,541)	(16,995)

Financing activities
Proceeds from issuance of common stock	1,970	906	2,762
Cash paid for stock repurchase	(4,564)	—	—
Excess tax benefit from stock-based compensation	330	—	—

Net cash provided by (used in) financing activities	(2,264)	906	2,762

Effect of exchange rates on cash	(581)	238	(280)

Net decrease in cash and cash equivalents	(1,606)	(5,995)	(6,026)

Cash and cash equivalents at beginning of year	14,820	20,815	26,841

Cash and cash equivalents at end of year	$13,214	$14,820	$20,815

Supplemental disclosures of cash flow information
Cash paid for income taxes	$(336)	$(226)	$(510)

See Notes to Consolidated Financial Statements.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

Virage Logic Corporation (Virage Logic or the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor IP platforms incorporating memory, logic and I/Os (input/output interface components) as well as related services. These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Virage Logic and its wholly-owned subsidiaries conducting business in the Republic of Armenia (Armenia), Germany, India, Israel, Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to the classification of revenues to show maintenance revenues separately and the classification of deferred taxes. The effects of these reclassifications are not material to the consolidated financial statements.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currency to the U.S. dollar are recorded in the consolidated statements of operations. The net transaction gains and losses are recorded in the consolidated statements of operations in other income (expense), net. The Company recorded foreign currency transactions gains of $0.5 million and $0.3 million for the years ended September 30, 2008 and 2006 and a foreign currency transactions loss of $0.2 million for the year ended September 30, 2007.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9. Additionally, revenue is recognized on some of the Company’s products, according to SOP 81-1,

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence, a software product.

Revenues from perpetual licenses for the semiconductor IP products are generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. The Company uses a completed performance model for perpetual licenses that do not include services to provide significant production, modification or customization of software as all of the elements have been delivered. The Company determines delivery has occurred when all the license materials that are specified in the evidence of a signed arrangement including any related documentation and the license keys are delivered electronically through the FTP server or via Electronic mail (e-mail). If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met. Revenues from term-based licenses that do not require specific customization for the semiconductor IP and software products are recognized ratably over the term of the license, which is generally between twelve to thirty-six months in duration, provided the criteria mentioned above are met. The Company uses a proportional performance model for term-based licenses as these licenses have a right to receive unspecified additional products that are granted over the access term of the license. Consulting services represent an immaterial amount of the Company’s revenue thus are recorded as part of license revenue. These consulting services are not related to the functionality of the products licensed. Revenue from consulting services is recognized on the time and materials method or as work is performed.

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore revenues from such licenses are recognized in accordance with SOP 81-1 over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total service hours required to complete the development or service or on the value of contract milestones completed. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on any project is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Royalty revenues are generally determined and recognized one quarter in arrears based on SOP 97-2, when a production volume report is received from the customer or foundry, and are calculated based on actual production volumes of wafers containing chips utilizing the Company’s semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Depending on the contractual terms, prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or after all related license deliverables have been made.

Fair Value of Financial Instruments

The Company has determined that the amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities and/or variable interest rates. Available-for-sale investments are reported at their fair market value based on quoted market prices.

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of September 30, 2008 and 2007 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of September 30, 2008 and 2007, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government sponsored enterprise bonds of $21.4 million and $17.5 million with maturity dates greater than one year for the fiscal years ended September 30, 2008 and 2007, respectively.

The available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains (losses) reported as a separate component of stockholders’ equity. The Company periodically reviews the

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, generally three years, or, for leasehold improvements, the shorter of the lease term or the estimated useful lives of the assets, if applicable. The office building owned by the Company’s subsidiary in Armenia is being depreciated over a life of twenty years.

Accounting for Internal-Use Computer Software

SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1) provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain external and internal costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of $0 and $42,000 during the years ended September 30, 2008 and 2007, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Goodwill and Intangible Assets

In accordance with the FASB’s Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As of September 30, 2008, the Company had $88,000 of goodwill related to the acquisition of Mentor Graphics Corporation’s Physical Libraries Business on December 1, 1999, $9.8 million of goodwill related to the acquisition of In-Chip Systems in 2002, $1.6 million of goodwill related to the acquisition of Ingot Systems on August 14, 2007, and $0.2 million of goodwill related to the acquisition of the logic NVM business of Impinj on June 26, 2008. In accordance with SFAS 142, the Company does not amortize goodwill.

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

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge for goodwill was recorded during the years ended September 30, 2008, 2007 or 2006.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”). Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of four to ten years. SFAS 144 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. As of September 30, 2008, the Company had an intangible asset of $1.2 million related to technology acquired through the acquisition of In-Chip Systems, an intangible asset of $0.8 million related to technology and other intangibles acquired through the acquisition of Ingot Systems and an intangible asset of $4.3 million related to technology and other intangibles acquired through the acquisition of the NVM business segment of Impinj.

Stock-Based Compensation

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) addresses the accounting for share-based compensation transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain Securities and Exchange Commission rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on October 1, 2005, the Company adopted SFAS 123R using the modified prospective method, and accordingly, the Company has not restated the consolidated statements of operations from prior fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options generally vest over a four-year service period. Total SFAS 123R compensation expense recognized for the years ended September 30, 2008, 2007, and 2006 was $3.6, $4.3, and $6.7 million, respectively. As of September 30, 2008, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $10.7 million and will be amortized over the average period of 2.85 years.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration Other Than Employee Services under SFAS 123” (EITF 96-18). The Company records the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expense recorded for stock options granted to non-employees in the years ended September 30, 2008, 2007, and 2006.

The stock-based compensation expense related to the Company’s stock-based awards for the fiscal years ended September 30, 2008, 2007 and 2006 were as follows (in thousands, except per share data):

	Year Ended September 30, 2008	Year Ended September 30, 2007	Year Ended September 30, 2006
Cost of revenues	$597	$715	$1,041
Research and development	1,255	1,155	1,633
Sales and marketing	292	1,130	1,673
General and administrative	1,440	1,341	2,368

Stock-based compensation expense	3,584	4,341	6,715
Related income tax benefits	(1,308)	(1,152)	(1,443)

Stock-based compensation expense, net of tax benefits	$2,276	$3,189	$5,272

Net stock-based compensation expense, per common share:
Basic	$0.10	$0.14	$0.23

Diluted	$0.10	$0.14	$0.23

As of September 30, 2008 and 2007, the Company capitalized approximately $62,000 and $114,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

The Company is using the Black-Scholes model to value the compensation expense associated with its stock-based awards under SFAS 123R. In addition, the Company estimates forfeitures when recognizing compensation expense, and the Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through an adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for equity awards:

	Year Ended September 30,
	2008	2007	2006
Volatility	44%	51%	69%
Risk-free interest rate	3.11%	4.54%	4.63%
Dividend yield	0%	0%	0%
Expected life (years)	4.6	4.3	4.3

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The Black-Scholes weighted average fair values of options and Stock Settled Appreciation Rights (“SSARs”) granted during the fiscal years ended September 30, 2008, 2007 and 2006 were $2.95, $3.53 and $5.22 per share, respectively.

Business Risks and Concentration of Credit Risk

The Company operates in the highly competitive semiconductor industry, which has been characterized by rapid technological change, short product life cycles and cyclical market patterns. Significant technological changes in the industry or industry downturns relating to declines in general economic conditions could adversely affect operating results.

The Company markets and sells its technology to a broad base of customers, which are primarily located in the United States, Asia, Canada and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition, and generally, no collateral is required.

Customer Concentrations

In fiscal years 2008, 2007, and 2006 only one customer accounted for 10% or more of total revenues. The percentages were 11%, 11%, and 17% for the years ended September 20, 2008, 2007, and 2006, respectively.

Advertising Expense

The Company expenses costs of producing advertisements at the time production occurs and expenses promotional advertising in the period during which the promotion is distributed or aired. Advertising costs totaled approximately $650,000, $640,000, and $566,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

Research and Development

In accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Generally, the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, costs incurred after the establishment of technological feasibility have not been significant and, therefore, have been expensed. Research and development costs are charged to operations as incurred.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share. Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company plus weighted average share equivalents, unless anti-dilutive.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30,
	2008	2007	2006
Net income (loss)	$554	$(4,605)	$(879)

Share used in computation:
Shares used in computing basic net income (loss) per share	23,423	23,111	22,812
Add: Effect of potentially diluted securities	250	—	—

Shares used in computing diluted net income (loss) per share	23,673	23,111	22,812

Basic income (loss) per share	$0.02	($0.20)	($0.04)

Diluted income (loss) per share	$0.02	($0.20)	($0.04)

The Company excluded equity awards totaling approximately 4.7 million shares from the computation of diluted net income per share for the fiscal year ended September 30, 2008. For the years ended September 30, 2007 and 2006, the Company excluded equity awards totaling approximately 4.8 million shares and 5.6 million shares from the calculation of the net loss per share as they are anti-dilutive.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.

Total comprehensive loss is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Net income (loss)	$554	$(4,605)	$(879)
Foreign currency translation adjustment	(682)	702	87
Change in net unrealized gain (loss) on investments, net of tax	(120)	(2)	170

Total comprehensive loss, net of tax	$(248)	$(3,905)	$(622)

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

Segment Information

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. The Company operates only in one segment, the sale of technology-optimized semiconductor IP platforms based on memory, logic and I/Os.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which the Company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact this standard will have on its financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating what impact this standard will have on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact SFAS 141R and SFAS 160 will have on its financial position or results of operations.

Note 2. Business Segment Information

The Company operates in one industry segment, the sale of semiconductor IP platforms, logic, I/Os and related services, and the sale of the individual platform components and has one reportable segment.

The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic area are based on the region the customers are located. They are as follows:

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Total Revenues by Geographic Area:
United States	$27,611	$19,862	$20,387
Taiwan	8,854	9,446	15,734
Europe, Middle East, and Africa (EMEA)	8,175	9,200	9,105
Japan	4,116	2,358	3,244
Canada	1,875	1,492	3,091
Other Asia	8,699	4,169	7,742

Total	$59,330	$46,527	$59,303

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Percentage of license revenues by process node are as follows:

	Year Ended September 30,
	2008	2007	2006
Total License Revenues by Process Node:
45-nanometer technology	24%	3%	0%
65-nanometer technology	38	25	12
90-nanometer technology	17	34	41
0.13 micron technology	7	24	27
0.18 micron technology	3	10	13
Other	11	4	7

	100%	100%	100%

Percentage of maintenance revenues by process node are as follows:

	Year Ended September 30,
	2008	2007	2006
Total Maintenance revenues by Process Node:
45-nanometer technology	11%	0%	0%
65-nanometer technology	30	11	3
90-nanometer technology	31	39	64
0.13 micron technology	18	38	24
0.18 micron technology	6	10	8
Other	4	2	1

	100%	100%	100%

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company’s Armenian subsidiary. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.4 million and $2.3 million as of September 30, 2008 and 2007, respectively.

The Company has only one product line, and as such disclosure by product groupings is not applicable.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Balance Sheet Components

Investments, classified as available-for-sale securities, included the following (in thousands):

	September 30, 2008			September 30, 2007
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Investments:
Government sponsored enterprise bonds	$13,001	$(36)	$12,965	$6,012	$4	$6,016
Commercial paper	13,893	(45)	13,848	30,674	(69)	30,605
Corporate bonds	2,014	(7)	2,007	4,968	(6)	4,962
Certificates of deposits	2,328	—	2,328	1,257	—	1,257

Short-term investments	31,236	(88)	31,148	42,911	(71)	42,840

Long-term government sponsored enterprise bonds and corporate bonds	21,585	(142)	21,443	17,501	27	17,528

Long-term investments	21,585	(142)	21,443	17,501	27	17,528

Total investments	$52,821	$(230)	$52,591	$60,412	$(44)	$60,368

Investments, classified as available-for-sale securities, are reported as:

	September 30,
	2008	2007
	(In thousands)
Short-term investments	$31,148	$42,840
Long-term investments	21,443	17,528

Total	$52,591	$60,368

The contractual maturities of investments are as follows (in thousands):

	September 30, 2008		September 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$31,236	$31,148	$42,911	$42,840
Due after one year through five years	21,585	21,443	17,501	17,528

Total	$52,821	$52,591	$60,412	$60,368

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government sponsored enterprise bonds	$23,388	$116	$—	$—	$23,388	$116
Commercial paper	13,849	45	—	—	13,849	45
Corporate bonds	4,023	75	—	—	4,023	75

Total	$41,260	$236	$—	$—	$41,260	$236

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized losses are of a temporary nature due to the Company’s intent and ability to hold the investments until maturity or until the par value is realizable. Based on its review of these securities, including the assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairments on these securities.

Accounts receivable are as follows (in thousands):

	September 30,
	2008	2007
	(In thousands)
Accounts receivable, net:
Accounts receivable	$16,749	$12,364
Allowance for doubtful accounts	(223)	(194)

Total	$16,526	$12,170

Write-offs totaling $94,000 and $136,000 were recorded for the year ended September 30, 2008 and 2006. No write-offs were recorded against the allowance for doubtful accounts in the year ended September 30, 2007.

Property, plant and equipment are as follows (in thousands):

	September 30,
	2008	2007
	(In thousands)
Property, plant and equipment, net:
Building in Armenia	$3,430	$3,077
Furniture and fixtures	982	976
Computers and equipment	10,965	9,797
Software	10,556	10,638
Leasehold improvements	1,103	1,090

	27,036	25,578
Less accumulated depreciation and amortization	(23,070)	(21,935)

Total	$3,966	$3,643

Depreciation and amortization expense related to property, plant and equipment totaled $1.3 million, $1.8 million and $2.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are as follows (in thousands):

	September 30, 2008			September 30, 2007
Intangible Assets	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Amortized intangible assets:
Patents	$4,800	$(2,403)	$2,397	$3,500	$(2,035)	$1,465
Customer Lists	700	(98)	602	300	(5)	295
Technology	3,300	(321)	2,979	800	(17)	783
Trade Name	300	(8)	292	—	—	—

	9,100	(2,830)	6,270	4,600	(2,057)	2,543
Unamortized intangible assets:
Workforce	—	—	—	269	(202)	67
Customer Lists	—	—	—	27	(20)	7
Other	—	—	—	353	(265)	88

Total	$9,100	$(2,830)	$6,270	$5,249	$(2,544)	$2,705

The aggregate amortization expense related to acquired intangible assets totaled $0.8 million for fiscal 2008 and $0.4 million for each of fiscal 2007 and 2006. In fiscal 2008, the Company wrote off unamortized intangible assets of $74,000 related to workforce and customer lists acquired in 1999 from Mentor Graphics Corporation’s Physical Libraries Business because these assets had been fully utilized.

Estimated amortization expense of intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009	$1,322
2010	1,322
2011	1,300
2012	943
2013	733
Thereafter	650

Total	$6,270

Accrued expenses are as follows (in thousands):

	September 30,
	2008	2007
	(In thousands)
Accrued expenses:
Accrued payroll and related expenses	$3,582	$3,034
Other accruals	2,096	1,625

Total	$5,678	$4,659

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance of accumulated other comprehensive income is as follows (in thousands):

	September 30,
	2008	2007
	(In thousands)
Accumulated other comprehensive income:
Unrealized loss on investments, net of taxes	$(155)	$(35)
Cumulative translation adjustment	362	1,044

Total	$207	$1,009

Note 4. Business Combinations

Fiscal Year 2008 Acquisition

Non-Volatile Memory Business Segment of Impinj

On June 26, 2008, the Company acquired the logic NVM IP business segment of Impinj, a provider of radio frequency identification (RFID) solutions. The acquisition extends the Company’s embedded memory leadership position in the rapidly growing NVM embedded memory market for standard CMOS processes. The Company believes the acquisition of Impinj’s logic NVM IP business represents another element toward attainment of its core vision of establishing the Company as a broad line supplier of highly differentiated physical and application specific IP to the semiconductor industry.

The purchase was an all-cash transaction for a price of $5.2 million for Impinj’s net assets related to the NVM IP business. In addition to the cash consideration paid to Impinj, the Company also incurred an additional $258,000 of direct acquisition costs. The $0.2 million of goodwill the Company recorded in connection with the acquisition is expected to be deductible for income tax purposes. The $4.5 million of acquired intangible assets the Company recorded in connection with the acquisition is expected to be amortized using an estimated life between six to ten years depending on the type of assets. The weighted average amortization period for the intangible assets is 6.2 years. In accordance with SFAS 141 the Company accounted for this acquisition as a business combination. The results of operations and the estimated fair values of the assets acquired and liabilities assumed has been included in the Company’s consolidated financial statements from the date of acquisition. The financial results of the logic NVM IP business segment of Impinj prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

The allocation of the purchase price to Impinj’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The amount allocated to goodwill was $0.2 million as of September 30, 2008.

The following tables summarize the components of the total purchase price and the estimated allocation (in thousands):

Allocation
Intangible assets	$4,500
Goodwill	249
In-process research and development	200
Accounts receivable	476
Property, plant and equipment	33

Total consideration	$5,458

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is subject to change based on the Company’s final analysis. The final purchase price allocation will be determined upon finalization of estimates for direct acquisition costs and a comprehensive final evaluation of the fair value of all assets and liabilities.

The following table summarizes the net book value of the acquired $4.5 million in intangible assets as of September 30, 2008:

Fair Value
Existing Technology	$2,396
Patents / Core Technology	1,246
Customer lists, contracts, trademarks and trade names	675

Balance at September 30, 2008	$4,317

The Company determined the valuation of the identifiable intangible assets using future cash flow assumptions. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

In connection with this acquisition, the Company recorded an expense of $0.2 million in fiscal 2008 for the write-off of acquired in-process research and development. The purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process research and development is a component of research and development expense in the consolidated statements of operations.

Fiscal Year 2007 Acquisition

Ingot Systems, Inc

On August 14, 2007, the Company acquired Ingot Systems, a Santa Clara based provider of critical functional IP and design services to the semiconductor industry with global design centers located in the United States and India. The acquisition expands the Company’s ability to serve chosen markets by adding new products and services required in the rapid development of System-on-Chip (SoC) integrated circuits to the Company’s current family of physical IP products including memory compilers, logic libraries and related development tools.

The aggregate up front purchase price was $2.8 million, which included the payment of cash for common stock and the cancellation of options, and acquisition related costs. In addition, the former Ingot shareholders and employees have a potential for a series of earn-out and performance bonus payments totaling up to $8 million through the end of the Company’s fiscal 2009, provided that certain technology and product order milestones are achieved. The Company paid $1.7 million of earn-out bonus payments based on targets achieved in fiscal 2008. Earn-out payments were treated as additional compensation when met as the milestones were linked to continued employment. The $1.6 million of goodwill the Company recorded in connection with the acquisition is not expected to be deductible for income tax purposes. The $1.1 million of acquired intangible assets the Company recorded in connection with the acquisition is expected to be amortized using an estimated life of four years. In accordance with SFAS 141, the Company accounted for this acquisition as a business combination. The results of operations and the estimated fair values of the assets acquired and liabilities assumed has been included in the Company’s consolidated financial statements from the date of acquisition. The financial results of Ingot Systems prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the components of the total purchase price and the estimated allocation (in thousands):

Allocation
Cash paid for common stock	$1,754
Cash paid for vested options	178
Other estimated acquisition related costs	840

Total Purchase Price	$2,772

The purchase price allocation is as follows (in thousands):

Allocation
Intangible assets	$1,100
Net liabilities assumed	(1)
Goodwill	1,573
In-process research and development	100

Total consideration	$2,772

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

In connection with this acquisition, the Company recorded an expense of $0.1 million in fiscal year 2007 for the write-off of acquired in-process technology. The purchase price allocated to acquired in-process technology was determined through established valuation techniques. The acquired in-process technology was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process technology is a component of research and development expense in the consolidated statements of operations.

Note 5. Restructuring Charges

The Company accounted for costs associated with a leased facility in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, the Company accounted for the asset-related portions of the restructuring in accordance with SFAS 144.

During fiscal 2007, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through workforce reductions and facility and resource consolidation in order to improve the Company’s cost structure. The Company reduced its workforce by approximately 23 employees throughout the Company. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease costs associated with a vacated facility, and charges for assets written off as a result of the restructuring plan. Facility closure costs included in the restructuring were comprised of payments required under the lease less any applicable estimated sublease income after the property was abandoned.

During fiscal 2008, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its workforce by approximately 13 employees primarily in engineering.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Costs resulting from the restructuring plan included severance payments and severance-related benefits. Total restructuring expense was $316,000 of which $312,000 was paid as of September 30, 2008. The remaining balance will be paid off in the first quarter of fiscal 2009 and is included in accrued expenses on the consolidated balance sheets.

Total restructuring costs accrued as of September 30, 2008 and 2007 were $4,000 and $74,000 which were recorded in accrued expenses on the consolidated balance sheet. The restructuring liability as of September 30, 2007 was fully paid in fiscal 2008.

The following table summarizes restructuring activity for fiscal 2008 and fiscal 2007 as follows (in thousands):

	Severance	Asset Related	Facility	Total
Restructuring expense	$438	$31	$111	$580
Non-cash charges	—	(31)	—	(31)
Cash payments	(356)	—	(119)	(475)

Balance at September 30, 2007	82	—	(8)	74
Restructuring expense	308	—	8	316
Cash payments	(386)	—	—	(386)

Balance at September 30, 2008	$4	$—	$—	$4

Note 6. Commitments and Contingencies

Except for the building in Armenia, the Company leases its facilities under operating leases. Rent expense under operating leases was approximately $1.5 million, $1.5 million, and $2.1 million for the years ended September 30, 2008, 2007, and 2006, respectively.

The following table summarizes the Company’s contractual obligations (dollars in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$3,720	$1,280	$1,932	$508	$—
Purchase obligations(1)	13,638	6,432	5,651	1,555	—

Total operating lease and purchase obligations	$17,358	$7,712	$7,583	$2,063	$—

(1)	Reflects amounts payable under contracts for product development software licenses and maintenance.

Aggregate future minimum lease payments under operating leases as of September 30, 2008 are as follows (in thousands):

Operating Leases
2009	$1,280
2010	1,150
2011	782
2012	250
2013	258
Thereafter	—

Total minimum lease payments	$3,720

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had no future capital lease obligations as of September 30, 2008.

Indemnifications. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement claim by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company estimates the fair value of its indemnification obligation as insignificant, based upon its history of litigation concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2008, and 2007.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Currently, the Company has no liabilities recorded for these agreements as of September 30, 2008 and 2007.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2008 and 2007. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Stockholders’ Equity

Common Stock

As of September 30, 2008, common stock was reserved for issuance as follows:

Equity Incentive Plans	5,774,173

Total	5,774,173

Restricted Stock Units (“RSU”)

During the first quarter of fiscal year 2007, the Company began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

During the years ended September 30, 2008 and 2007, the Company issued 49,561 and 0 shares, respectively, as a result of RSU exercises.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of the Company’s unvested restricted stock units and changes through September 30, 2008:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2006	—	—
RSU granted	195,615	$8.37
RSU vested	—	—
RSU canceled	(40,495)	$8.70

Nonvested as of September 30, 2007	155,120	$8.29

RSU granted	988,671	$6.77
RSU vested	(76,254)	$8.14
RSU canceled	(51,275)	$7.95

Nonvested as of September 30, 2008	1,016,262	$6.84

Stock-based compensation cost for restricted stock units for the year ended September 30, 2008 was $1.3 million. As of September 30, 2008, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $5.2 million and is expected to be amortized over a weighted average period of 2.29 years.

Equity Incentive Plans

In March 2001, the stockholders approved an amendment to the Company’s 1997 Equity Incentive Plan (1997 Plan) and in February 2002, the stockholders approved the adoption of the 2002 Equity Incentive Plan (2002 Plan). In May 2002, in connection with Virage Logic’s acquisition of In-Chip Systems, Virage Logic assumed In-Chip’s 2001 Incentive and Non-statutory Stock Option Plan (2001 Plan), and all options outstanding under the plan. Under the 2001 Plan, the maximum number of options that can be exercised for common stock shares is 585,520. The plans provide for the granting of incentive stock options, nonstatutory stock options and stock awards as determined by the administrators of such plans. The 1997 Plan has expired. However, it remains operative as to awards that remain outstanding under the plan. The 2001 Plan allows for the grant of options only to former In-Chip employees. Under the terms of the 2002 Plan, the exercise price of options will not be less than 100% of the fair market value of the shares on the date of grant. In addition, under the plans, the grant of incentive stock options granted to an employee, who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of the stock of the Company, shall be no less than 110% of the fair market value of the common stock on the date of grant and may have a term of no longer than five years. All option grants may be exercisable within the times or upon the events determined by the Board of Directors. The term of each option grant (other than with respect to ten percent stockholders) will be no more than ten years.

Rights to immediately purchase stock may also be granted under these plans with terms, conditions, and restrictions determined by the administrators of the 2001 Plan and the 2002 Plan. During the year ended September 30, 2008, a total of 636,309 shares expired unissued under the 1997 Plan.

In November 2006, the Company began issuing SSARs under the 2002 Plan which provide the holder the right to receive an amount settled in shares of its common stock at the time of the exercise. Under the Company’s equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are granted at prices not less than the fair value of the Company’s common stock at the time of grant.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available For Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance as of September 30, 2005	1,988,532	5,704,670	$10.12
Options granted	(1,344,659)	1,344,659	$9.09
Options exercised	—	(455,870)	$5.57
Options canceled	962,550	(961,759)	$10.70

Balance as of September 30, 2006	1,606,423	5,631,700	$10.14
Options and SSARs granted	(1,571,150)	1,571,150	$7.71
RSUs granted	(195,615)	—	—
Options and SSARs exercised	—	(152,241)	$5.37
Options and SSARs canceled	1,281,177	(1,281,177)	$10.90
RSUs cancelled	40,495	—	—
Awards expired (unissued)	(190,269)	—	—

Balance as of September 30, 2007	971,061	5,769,432	$9.46
Options and SSARs granted	(1,007,094)	1,007,094	$7.25
RSUs granted	(988,671)	—	—
Options and SSARs exercised	—	(408,877)	$4.81
Options and SSARs canceled	2,389,923 *	(2,389,923)	$11.03
RSUs cancelled	51,275	—	—
Awards expired (unissued)	(636,309)	—	—

Balance as of September 30, 2008	780,185	3,977,726	$8.43

*	Includes 1,378,760 options/SSARs in conjunction with the employee option and SSARs exchange. See Note 11—Exchange Program for further details.

The following table summarizes information about stock options and SSARs outstanding and exercisable as of September 30, 2008:

			Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$ 0.13 – $ 5.61	514,108		5.00	$4.19	$877	399,858	3.45	$3.99	$764
$ 5.65 – $ 6.94	466,636		9.94	$6.42	$—	82,945	8.76	$6.63	$—
$ 6.95 – $ 7.47	516,286		9.07	$7.31	$—	382,782	8.99	$7.40	$—
$ 7.48 – $ 7.89	597,603		8.03	$7.84	$—	400,554	7.97	$7.84	$—
$ 8.02 – $ 8.74	439,117		7.36	$8.59	$—	260,123	5.91	$8.68	$—
$ 8.82 – $ 9.05	403,054		8.17	$8.90	$—	226,162	7.84	$8.92	$—
$ 9.08 – $10.30	499,801		7.04	$9.92	$—	430,456	6.66	$10.01	$—
$10.31 – $16.11	405,371		5.39	$13.13	$—	404,324	5.39	$13.13	$—
$16.55 – $22.37	135,500		3.97	$16.80	$—	133,417	3.93	$16.80	$—
$22.81 – $22.81	250		3.78	$22.81	$—	250	3.78	$22.81	$—

Total	3,977,726	*	7.41	$8.43	$877	2,720,871	6.48	$8.92	$764

* Table of awards outstanding does not include 1,016,262 unvested restricted stock units.

Vested and expected to vest as of September 30, 2008	3,789,976		7.27	$8.48	$859

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.90 as of September 30, 2008, which would have been received by the option and SSAR holders had all option holders exercised their options and SSARs as of that date. The total number of in-the-money options and SSARs exercisable as of September 30, 2008 was 0.4 million.

The total fair value of shares vested using the Black-Scholes method during the fiscal year ended September 30, 2008 was $3.3 million. The total intrinsic value of employee stock options and SSARs (with respect to fiscal years 2007 and 2008) exercised during the fiscal years ended September 30, 2008, 2007, and 2006 were $1.1 million, $0.4 million, and $2.1 million, respectively. The total cash received from employees as a result of employee stock option and SSAR exercises during the fiscal years ended September 30, 2008, 2007, and 2006 were $2.0 million, $0.9 million, and $2.5 million, respectively.

Employee Stock Purchase Plans

In April 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (2000 Purchase Plan). In July 2001, the Board of Directors approved the adoption of the 2001 Foreign Subsidiary Employee Stock Purchase Plan (2001 Foreign Plan) as a sub-plan of the 2000. During fiscal years 2007 and 2006, there were no transfers from the 2000 Purchase Plan share reserve to the 2001 Foreign Plan reserve.

Under the Company’s 2000 Purchase Plan and 2001 Foreign Plan, the employees purchased 10,954 and 24,559 shares during the fiscal years ended September 30, 2007 and 2006, respectively. The employee stock purchase plan was terminated on February 16, 2007.

Note 8. Related Party Transactions

Cathal Phelan was a member of the Board of Directors and Chief Executive Officer at Ubicom, Inc., until September 21, 2008. Revenue from Ubicom was approximately $102,000, $137,000, and $93,000 for the years ended September 30, 2008, 2007 and 2006, respectively. In September 2008, Mr. Phelan re-joined Cypress Semiconductor as Executive Vice President and Chief Technical Officer. Daniel McCranie who is the Company’s Executive Chairman, serves as a member of the Board of Directors at Cypress Semiconductor. Revenue from Cypress Semiconductor was approximately $460,000, $141,000 and $0 for the years ended September 30, 2008, 2007 and 2006, respectively. Mr. McCranie also serves as Chairman of the Board for ON Semiconductor. Revenue from On Semiconductor was approximately $264,000, $100,000 and $0 for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 9. Agreements with Foundries

The Company has entered into agreements with third-party semiconductor foundries in Asia, under which the Company has agreed to develop memory, logic and I/O elements for certain of the foundries’ manufacturing processes and in return the foundries are obligated to pay the Company royalties on sales of silicon chips manufactured by the foundries for the Company’s fabless customers. For the years ended September 30, 2008, 2007, and 2006, total royalty revenues were $12.1 million, $12.1 million, and $16.1 million, respectively.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

The domestic and foreign components of income (loss) before taxes are as follows:

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Domestic	$(499)	$(8,587)	$(883)
Foreign	946	740	124

Total	$447	$(7,847)	$(759)

The income tax provision (benefit) for the years ended September 30, 2008, 2007 and 2006 consists of the following:

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$1,122	$—	$468
State	186	80	358
Foreign	171	1,314	752
Deferred:
Federal	(1,222)	(4,060)	(949)
State	(364)	(576)	(509)
Foreign	—	—	—

	$(107)	$(3,242)	$120

The income tax provision (benefit) differed from the amounts computed at the US statutory federal income tax rate of 34% in 2008, 2007, and 2006 as a result of the following:

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Federal tax at statutory rate	$143	$(2,668)	$(258)
State taxes	(400)	(523)	(273)
Stock-based compensation	48	649	984
Tax exempt interest	—	—	(20)
Research and development credit	(187)	(738)	(184)
Foreign taxes, net of credit	(3)	25	57
Other	292	13	(186)

Total	$(107)	$(3,242)	$120

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	Year Ended September 30,
	2008	2007
	(In thousands)
Deferred tax assets current:
Deferred revenue	$127	$145
Compensation accrual	261	593
Other accruals/reserves not currently deductible	867	1,201

	1,255	1,939
Deferred tax assets non-current:
Net operating loss carryforwards	687	1,204
Stock compensation	2,623	2,197
Research and development credits	6,390	5,517
Foreign Tax Credit	4,906	3,426
Depreciation and amortization	(58)	(144)

Total deferred tax assets	$15,803	$14,139

SFAS 109, Accounting for Income Taxes (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company recorded a deferred tax asset as of September 30, 2008 and 2007 based on the expectation of future taxable income. Management believes that it is more likely than not that the deferred tax assets will be realized and has determined that no valuation allowance is considered necessary.

For the year ended September 30, 2008, the Company also has research and development tax credit carryforwards of approximately $5.6 million and $4.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2022. The state tax credits can be carried forward indefinitely.

For the year ended September 30, 2008, the Company has federal net operating loss carryforwards of approximately $2.0 million which expire beginning in 2026.

For the year ended September 30, 2008, the Company has foreign tax credit carryforwards of approximately $4.9 million which expire beginning in 2014.

Effective October 1, 2007, the Company adopted FASB Interpretation, or FIN No. 48, “Accounting for Uncertainty of Income Taxes-an interpretation of FASB statement No. 109,” as amended. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on October 1, 2007 is recognized as a change in accounting principle and recorded as an adjustment to the opening balance of retained earnings on the adoption date.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. The Company reclassed $1.1 million to income tax liability in fiscal 2008 due to the implementation of FIN No. 48 due to uncertain tax positions that may not be upheld in the case of a tax audit. The Company’s total gross unrecognized tax benefits as of October 1, 2007 (adoption date) and September 30, 2008 amounted to $3.8 million and $4.2 million. Total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.4 million as of October 1, 2007 and $3.7 million as of September 30, 2008. The Company remains subject to tax examination in the United States from 1999 to 2007 and in its foreign jurisdictions ranging from 2001 to 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Unrecognized Tax Benefit
(In thousands)
Balance as of October 1, 2007	$(3,788)
Gross increases—tax positions in prior period	(63)
Gross increases—current-period tax positions	(321)

Balance as of September 30, 2008	$(4,172)

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of September 30, 2008, the Company had not accrued any reserve for payment of interest and penalties related to unrecognized tax benefits as any adjustments would be offset by additional credits and net operating losses.

Note 11. Exchange Program

On May 29, 2008, the Company announced a tender offer to exchange any or all outstanding options to purchase its common stock and SSARs held by certain eligible employees, whether vested or unvested, out-of-the-money or in-the-money, for restricted stock units. The exchange program commenced on May 29, 2008 and ended on June 27, 2008 at 5 p.m. local time.

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

The exchange program resulted in 997,799 options and 380,961 SSARs to purchase approximately 1,378,760 shares of the Company’s common stock being exchanged for approximately 335,060 shares of restricted stock units. The restricted stock units granted under this program will vest annually over a two-year period, such that half of the shares subject to a restricted stock unit award will vest one year after the restricted stock unit grant date, and the other half of the shares subject to that award will vest two years after the restricted stock unit grant date. Ninety-three employees participated in the exchange program and $1.3 million of incremental compensation expense will be recorded over the two year vesting period.

VIRAGE LOGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Stock Repurchase Program

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of its common stock in the open market or negotiated transactions through May 2009. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49 for an aggregate of $4.6 million.

Note 13. Subsequent Event

On December 2, 2008, the Company announced that the Company sent a non-binding proposal to the Board of Directors of LogicVision Inc. (LogicVision) to acquire LogicVision for $1.05 per share in cash. The proposal provides a premium of 114% to LogicVision’s closing price of $0.49 on December 1, 2008, and values LogicVision at approximately $10.0 million.

Note 14. Quarterly Results—Unaudited

	Quarter Ended
	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006
	(Unaudited)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$15,513	$15,068	$14,689	$14,060	$13,149	$11,286	$10,567	$11,525

Cost and expenses:
Cost of revenues	2,924	2,614	3,121	2,447	2,966	2,869	3,376	3,727
Research and development	7,677	8,015	6,175	5,858	5,146	5,301	4,823	5,076
Sales and marketing	3,634	3,658	3,864	3,593	3,997	4,050	3,763	3,654
General and administrative	2,336	2,160	2,111	1,775	2,020	1,789	2,418	2,664
Restructuring charges	—	319	—	(3)	—	580	—	—

Total cost and expenses	16,571	16,766	15,271	13,670	14,129	14,589	14,380	15,121
Operating income (loss)	(1,058)	(1,698)	(582)	390	(980)	(3,303)	(3,813)	(3,596)
Interest income	512	595	840	966	998	1,014	1,003	987
Other income (expenses), net	243	111	(73)	201	(31)	(53)	(29)	(44)

Income (loss) before taxes	(303)	(992)	185	1,557	(13)	(2,342)	(2,839)	(2,653)
Income tax provision (benefit)	(256)	131	(447)	465	363	(1,106)	(1,062)	(1,437)

Net income (loss)	$(47)	$(1,123)	$632	$1,092	$(376)	$(1,236)	$(1,777)	$(1,216)

Basic net income (loss) per share	$(0.00)	$(0.05)	$0.03	$0.05	$(0.02)	$(0.05)	$(0.08)	$(0.05)

Diluted net income (loss) per share	$(0.00)	$(0.05)	$0.03	$0.05	$(0.02)	$(0.05)	$(0.08)	$(0.05)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 15th day of December 2008.

VIRAGE LOGIC CORPORATION

By:	/S/ ALEXANDER SHUBAT
Dr. Alexander Shubat
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Shubat and Brian Sereda, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALEXANDER SHUBAT Dr. Alexander Shubat	President and Chief Executive Officer	December 15, 2008

/S/ BRIAN SEREDA Brian Sereda	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	December 15, 2008

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Executive Chairman	December 15, 2008

/S/ MICHAEL HACKWORTH Michael Hackworth	Director	December 15, 2008

/S/ ROBERT SMITH Robert Smith	Director	December 15, 2008

/S/ MICHAEL STARK Michael Stark	Director	December 15, 2008

/S/ CATHAL PHELAN Cathal Phelan	Director	December 15, 2008

VIRAGE LOGIC CORPORATION

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-Offs	Deductions Recoveries	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Year ended September 30, 2006	$1,155	$295	$(136)	$(1,019)	$295
Year ended September 30, 2007	$295	$—	$—	$(101)	$194
Year ended September 30, 2008	$194	$223	$(94)	$(100)	$223

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Common Stock Certificate(3)

10.1	1997 Equity Incentive Plan, as amended(4)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(6)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(6)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(3)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(3)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(7)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(8)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(9)*

10.11	Form of Notice of Grant of Stock-Settled Appreciation Rights under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.12	Form of Notice of Grant of Restricted Stock Units under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(10)*

10.14	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(10)#

10.15	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(11)

10.21	Virage Logic Corporation 2009 Executive MBO Plan*

21.1	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2007.
(2)	Incorporated by reference to Virage Logic’s Current Report on Form 10-K filed March 13, 2008.
(3)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2001.
(8)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-8 filed May 29, 2008.
(9)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(11)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2002.
(12)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.
(13)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.