Form 10-Q
period 2008-12-31
VIRAGE LOGIC CORP
filed 2009-02-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

As of January 30, 2009, there were 22,846,871 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,876	$13,214
Short-term investments	28,844	31,148
Accounts receivable, net	12,145	16,526
Costs in excess of related billings on uncompleted contracts	1,001	972
Deferred tax assets – current	1,320	1,255
Prepaid expenses and other	4,757	4,995
Taxes receivable	2,837	2,733

Total current assets	82,780	70,843
Property, plant and equipment, net	4,324	3,966
Goodwill	11,781	11,751
Other intangible assets, net	5,939	6,270
Deferred tax assets – long-term	14,759	14,548
Long-term investments	4,573	21,443
Other long-term assets	379	383

Total assets	$124,535	$129,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179	$1,023
Accrued expenses	6,630	5,678
Deferred revenues	8,020	8,866
Income taxes payable	—	1,702

Total current liabilities	15,829	17,269
Income tax liabilities	1,083	1,083
Other long-term accruals	151	150

Total liabilities	17,063	18,502

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $.001 par value; Authorized shares – 150,000,000 as of December 31, 2008 and September 30, 2008; issued and outstanding shares – 23,736,871 and 23,649,295 as of December 31, 2008 and September 30, 2008, respectively	24	24
Additional paid-in capital	141,175	141,220
Accumulated other comprehensive income	199	207
Treasury stock, at cost (890,000 shares as of December 31, 2008 and 700,000 shares as of September 30, 2008)	(5,130)	(4,564)
Accumulated deficit	(28,796)	(26,185)

Total stockholders’ equity	107,472	110,702

Total liabilities and stockholders’ equity	$124,535	$129,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended December 31,
	2008	2007
Revenues:
License	$6,561	$8,443
Maintenance	1,940	2,318
Royalties	2,848	3,299

Total revenues	11,349	14,060

Costs and expenses:
Cost of revenues	2,569	2,447
Research and development	9,019	5,858
Sales and marketing	2,667	3,593
General and administrative	2,121	1,775
Restructuring	—	(3)

Total costs and expenses	16,376	13,670

Operating income (loss)	(5,027)	390
Interest income	388	966
Other income	260	201

Income (loss) before income taxes	(4,379)	1,557
Income tax provision (benefit)	(1,768)	465

Net income (loss)	$(2,611)	$1,092

Net income (loss) per share:
Basic	$(0.11)	$0.05

Diluted	$(0.11)	$0.05

Weighted average shares used in computing per share amounts:
Basic	22,936	23,419

Diluted	22,936	23,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,611)	$1,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315	392
Amortization of intangible assets	331	147
Stock-based compensation	75	416
Excess tax benefit from stock-based compensation	(99)	—
Changes in operating assets and liabilities:
Accounts receivable	4,381	2,891
Costs in excess of revenue on uncompleted contracts	(39)	(255)
Prepaid expenses and other	218	753
Taxes receivable	(105)	(230)
Deferred tax assets	(278)	(150)
Other long-term assets	5	107
Accounts payable	160	(441)
Accrued expenses and other long-term liabilities	851	(502)
Deferred revenue	(846)	(3,085)
Current and non-current income taxes liability	(1,691)	362

Net cash provided by operating activities	667	1,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(717)	(148)
Purchase of investments	(2,405)	(26,301)
Proceeds from maturities of investments	21,966	30,596

Net cash provided by investing activities	18,844	4,147

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6	1,355
Cash paid for stock repurchase	(566)	—
Excess tax benefit from stock-based compensation	99	—

Net cash provided by (used in) financing activities	(461)	1,355

Effect of exchange rates on cash	(388)	(164)

Net increase in cash and cash equivalents	18,662	6,835
Cash and cash equivalents at beginning of period	13,214	14,820

Cash and cash equivalents at end of period	$31,876	$21,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Virage Logic Corporation (Virage Logic or the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) including the following embedded memories including SRAM and non-volatile memory (NVM): logic libraries, IP and development infrastructure for embedded test and repair of on-chip memory instances, software development tools used to build memory compilers, and Double Date Rate (DDR) memory controllers, Physical Interfaces (PHYs) and Delay Locked Loops (DLLs). These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable devices, computer and graphics, and automotive applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2008 contained in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia (Armenia), Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to the classification of revenues to show maintenance revenues separately. The effects of these reclassifications are not material to the consolidated financial statements.

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from remeasuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations in other income (expenses), net.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $113,000 and $0 during the three months ended December 31, 2008, and 2007, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9. Additionally, revenue is recognized on some of the Company’s products, according to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence, a software product.

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

In September 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements, or (“SFAS 157”). The standard defines fair value, establishes a framework for measuring fair value and expands fair value meansurement disclosures. Effective October 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities and provided disclosure in Note 9. The adoption of SFAS 157 for financial assets and financial liabilities did not have any impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2008 consisted of money market funds and treasury bills. Cash and cash equivalents as of September 30, 2008 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of December 31, 2008, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government sponsored enterprise bonds of $4.6 million and $21.4 million with maturity dates greater than one year for the fiscal quarter ended December 31, 2008 and fiscal year ended September 30, 2008, respectively.

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

Goodwill and Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge or amortization of goodwill was recorded during the first quarter of fiscal year 2009. The Company continues to monitor its fair value and operating results, and the carrying value of goodwill will be written down to its estimated fair value, if an impairment of goodwill is deemed to exist in the future.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	December 31, 2008			September 30, 2008
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$4,800	$(2,536)	$2,264	$4,800	$(2,403)	$2,397
Customer lists, contracts and trade names	700	(133)	567	700	(98)	602
Technology	3,300	(475)	2,825	3,300	(321)	2,979
Trade name	300	(17)	283	300	(8)	292

Total	$9,100	$(3,161)	$5,939	$9,100	$(2,830)	$6,270

The aggregate amortization expense related to acquired intangible assets totaled approximately $0.3 million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively. In June 2008, the Company recorded $4.5 million of intangible assets related to the acquisition of the non-volatile memory segment of Impinj, Inc. (excluding $0.2 million of acquired in-process technology of Impinj, Inc. that was written off in June 2008).

Estimated amortization expenses of intangible assets for the remainder of fiscal 2009, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009	$991
2010	1,322
2011	1,300
2012	943
2013	733
Thereafter	650

Total	$5,939

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As outlined in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company uses the fair value method to apply the provisions of SFAS 123R. Total SFAS 123R compensation expense recognized for the three months ended December 31, 2008 and 2007 were $0.1 million and $0.4 million, respectively. As of December 31, 2008, total unrecognized estimated compensation expense net of forfeitures related to stock options and SSARs prior to that date was $4.7 million and will be amortized over a weighted average period of 2.9 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three months period ended December 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Cost of revenues	$70	$102
Research and development	130	221
Sales and marketing	(163)	88
General and administrative	38	5

Stock-based compensation expense	75	416
Related income tax benefits	(30)	(152)

Stock-based compensation expense, net of tax benefits	$45	$264
Net stock-based compensation expense, per common share:
Basic	$0.00	$0.01

Diluted	$0.00	$0.01

As of December 31, 2008 and 2007, the Company capitalized approximately $52,000 and $101,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

The Company is using the Black-Scholes option pricing model to value the compensation expense associated with its stock-based awards under SFAS 123R. As required by SFAS 123R, employee stock-based compensation expense is calculated based on estimated forfeiture rate. The Company uses an annualized forfeiture rate of 13% as a best estimate of future forfeitures based on its historical forfeiture experience and future expectations. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the stock-based compensation expense recognized under SFAS 123R may differ significantly from what have been recorded in the current period. During the three months ended December 31, 2008 the Company recorded reversals of stock-based compensation expense recognized in prior periods as a result of an increase in our estimated forfeiture rate in accordance with SFAS 123R.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and stock settled appreciation rights awards:

	Three Months Ended
	December 31, 2008	December 31, 2007
Volatility	48.5%	43.8%
Risk-free interest rate	1.5%	3.4%
Dividend yield	0.0%	0.0%
Expected life (years)	4.8 years	4.63 years

The expected stock price volatility rates are based on historical volatilities of its common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options and SSARs. The average expected life represents the weighted average period of time that options and SSARs granted are expected to be outstanding giving consideration to vesting schedules and its historical exercise patterns. The Black-Scholes weighted average fair values of options and SSARs granted during the three months ended December 31, 2008 and 2007 were $1.63 and $3.45, respectively.

Restricted Stock Units

The Company issues restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to Company’s stockholder-approved 2002 Equity Incentive Plan. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2008 and changes during the three months ended December 31, 2008:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2008	1,016,262	$6.84
RSU granted	66,315	$3.92
RSU vested	(85,117)	$6.90
RSU canceled	(50,517)	$7.50

Nonvested as of December 31, 2008	946,943	$6.59

Stock-based compensation cost for restricted stock units for the three months ended December 31, 2008 was $0.6 million. As of December 31, 2008, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $4.1 million and is expected to be recognized over a period of 2.14 years.

Equity Incentive Plans

The Company has two active incentive plans: the 2001 Incentive and Non-statutory Stock Option Plan and the 2002 Equity Incentive Plan. The Company continues to have awards outstanding under its expired 1997 Equity Incentive Plan. In November 2006, the Company began issuing SSARs which provide the holder the right to receive an amount settled in stock at the time of the exercise. Under the Company’s equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of the Company’s common stock at the time of grant. Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2008	780,185	3,977,726	$8.43
Options and SSARs granted	(221,863)	221,863	$3.82
RSUs granted	(66,315)	—	—
Options and SSARs exercised	—	(32,000)	$0.17
Options and SSARs canceled	130,659	(130,659)	$9.97
RSUs canceled	50,517	—	—
Awards expired (unissued)	(25,117)	—	—

Balance at December 31, 2008	648,066	4,036,930	$8.19

The following table summarizes information about stock options and SSARs outstanding and exercisable at December 31, 2008:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$0.23 - $4.84	479,761		6.90	$3.65	$121	168,173	1.58	$2.84	$121
$5.00 - $6.38	532,200		7.38	$5.97	$—	209,393	3.98	$5.59	$—
$6.63 - $7.47	644,036		8.40	$7.21	$—	468,463	8.34	$7.29	$—
$7.48 - $7.89	565,880		7.29	$7.84	$—	419,295	7.22	$7.84	$—
$8.02 - $8.74	435,367		6.59	$8.59	$—	309,421	5.71	$8.64	$—
$8.82 - $9.08	410,434		7.40	$8.91	$—	255,929	7.11	$8.93	$—
$9.16 - $10.30	488,922		6.28	$9.93	$—	439,486	6.01	$10.00	$—
$10.31 - $16.55	454,580		4.03	$14.01	$—	454,155	4.02	$14.01	$—
$16.70 - $22.37	25,500		5.96	$16.99	$—	24,979	5.96	$16.99	$—
$22.81 - $22.81	250		3.03	$22.81	$—	250	3.03	$22.81	$—

Total	4,036,930	*	6.87	$8.19	$121	2,749,544	6.19	$8.91	$121

* Table of awards outstanding does not include 946,943 unvested restricted stock units.

Vested and expected to vest as of December 31, 2008	3,743,206		6.71	$8.32	$121

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.99 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 and 2007 was 59,000 and 1.0 million, respectively.

The total intrinsic value of options exercised during the three month periods ended December 31, 2008 and 2007 was $0.1 million and $0.7 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2008 and 2007 was approximately $5,400 and $1.4 million.

NOTE 2 – RESTRUCTURING CHARGES

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

Total restructuring costs accrued as of December 31, 2008 and September 30, 2008 were $0 and $4,000 which were recorded in accrued expenses on the consolidated balance sheet.

The following table summarizes restructuring activity for the three months ended December 31, 2008 as follows (in thousands):

	Severance	Total
Balance at September 30, 2008	$4	$4
Cash payments	(4)	(4)

Balance at December 31, 2008	$—	$—

NOTE 3 – NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Accordingly, basic and diluted net income (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, plus weighted average share equivalents, unless anti-dilutive.

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three months Ended December 31,
	2008	2007
Net income (loss)	$(2,611)	$1,092

Shares used in computation:
Shares used in computing basic net income (loss) per share	22,936	23,419
Add: Effect of potentially diluted securities	—	214

Shares used in computing diluted net income (loss) per share	22,936	23,733

Basic net income (loss) per share	$(0.11)	$0.05

Diluted net income (loss) per share	$(0.11)	$0.05

For the computation of diluted net income (loss) per share for the three months ended December 31, 2008 and December 31, 2007, the Company excluded awards totaling approximately 4.9 million shares and 5.1 million shares, respectively, from the calculation of the net income (loss) per share as they are anti-dilutive.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments, net of related tax effects and foreign currency translation adjustments. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Total comprehensive income (loss) for the three and nine month periods ended December 31, 2008 and 2007, respectively, is as follows:

	Three Months Ended December 31,
	2008	2007
Net income (loss)	$(2,611)	$1,092
Foreign currency translation adjustments, net of tax	(417)	98
Changes in unrealized gain (loss) on investments, net of tax	409	58

Comprehensive income (loss), net of tax	$(2,619)	$1,248

NOTE 5 – SEGMENT INFORMATION

The Company operates in one industry segment, the sale of semiconductor IP including embedded SRAM and NVM, logic libraries, IP and development infrastructure for embedded test and repair of on-chip memory instances, software development tools used to build memory compilers, and DDR memory controllers, PHYs and DLLs.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment.

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended December 31,
	2008	2007
Total Revenue by Geography
United States	$4,913	$6,209
Canada	267	966
Japan	919	198
Taiwan	2,350	2,230
Europe, Middle East and Africa (EMEA)	1,641	2,600
Other Asia (China, Malaysia, South Korea and Singapore)	1,259	1,857

Total	$11,349	$14,060

Total license revenues by process node are as follows:

	Three Months Ended December 31,
	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	34%	12%
65 Nanometer technology	30	38
90 Nanometer technology	15	18
0.13 Micron technology	10	15
0.18 Micron technology	6	5
Other	5	12

Total	100%	100%

Total maintenance revenues by process node are as follows:

	Three Months Ended December 31,
	2008	2007
Total Maintenance Revenue by Process Node
45 Nanometer technology	15%	—%
65 Nanometer technology	22	41
90 Nanometer technology	41	31
0.13 Micron technology	15	23
0.18 Micron technology	6	5
Other	1	—

Total	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $2.3 million and $2.5 million as of December 31, 2008 and 2007, respectively.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating what impact this standard will have on its financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and FASB Statement No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact SFAS 141R and SFAS 160 will have on its financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronoucements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13 and FSP FAS 157-2, Effective Date of FASB Statement No. 157, or (“FSP FAS 157-2”). Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described in Note 9, the Company has adopted Statement 157 except for those items specifically deferred under FSP FAS 157-2. The Company is still evaluating the impact of the full adoption of SFAS 157 on its financial position or results of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2008.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2008. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

NOTE 8 – INCOME TAXES

The Company calculates its income taxes based on an annual effective tax rate in compliance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

The Company recorded a tax benefit of $1.8 million for the first quarter of fiscal year 2009 and recorded a tax provision of $0.5 million for the same quarter of fiscal year 2008. The Company assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision (benefit) by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The Company believes that substantially all of the deferred tax assets recorded on its balance sheet will ultimately be recovered. The Company has determined that the realization of the current year generated R&D credits and foreign tax credits to be included in the deferred tax assets is not more likely than not. Based on these facts, the Company has placed a valuation allowance on these assets in computing its estimated annual tax rate for the fiscal year 2009.

The Indian Tax Authorities completed its assessment of the Company’s tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the six year period of approximately $1.2 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2006 in future assessment. The assessment orders are not final notices of deficiency, and the Company has immediately filed appeals. The Company believes that the assessments are inconsistent with applicable tax laws and that it has meritorious defense to the assessments.

The ultimate outcome of the tax assessment cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, the Company may be required to record charges to operations that could have an adverse effect on its consolidated statements of operations.

NOTE 9 – FAIR VALUE DISCLOSURE

The Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expenses. The cost of securities sold is based on the specific identification method.

The Company has invested its excess cash in money market accounts, corporate debt, commercial paper, government agency securities and government sponsored enterprise bonds and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

On October 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements, or (“SFAS 157”). The adoption of SFAS 157 did not have a material impact on its consolidated financial statements. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Investments primarily include money market funds, U.S. government sponsored enterprise bonds, commercial paper, corporate debt securities, and common stock securities. The Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to Level 1 investments such as money market funds and corporate common stock securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of government sponsored enterprise bonds, U.S. treasury bills, commercial paper debt securities, corporate debt securities.

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short and long-term available-for-sale investments) as of December 31, 2008 (in thousands):

	December 31, 2008
	Fair Value	Level 1	Level 2
Assets:
Money market funds	$18,985	$18,985	$—
Corporate common stock securities	116	116	—
U.S. Government sponsored enterprise bonds	15,671	—	15,671
Commercial paper debt securities	12,398	—	12,398
U.S. treasury bills	10,909	—	10,909
Corporate debt securities	3,044	—	3,044

Total financial assets	$61,123	$19,101	$42,022

NOTE 10 – STOCK REPURCHASE PROGRAM

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of the common stock in the open market or negotiated transactions through May 2009. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49. On December 8, 2008, 190,000 shares were repurchased in the open market at a price per share of $2.95.

NOTE 11 – SUBSEQUENT EVENT

On January 21, 2009, the Company announced a restructuring plan to reduce operational costs and increase efficiencies. The restructuring plan involves various measures, including the consolidation of two smaller research and development (R&D) sites into four major R&D centers and closer alignment of sales resources to market opportunities. The restructuring plan will result in the closing of the Company’s R&D centers in New Jersey and Minnesota. The development previously done at these locations will be transferred to the company’s larger R&D centers located in its Fremont, California headquarters or development centers in Armenia and India. In addition, the company is consolidating its NVM development to its Seattle, Washington R&D center that was established as a result of the acquisition of Impinj Inc.’s NVM IP business in June of 2008. The Company estimates that the total cost expected to be incurred in connection with the restructuring is approximately $1.7 million, which is expected to be completed during the second fiscal quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this section, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of highly differentiated semiconductor IP, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

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

In the first quarter of fiscal year 2009, we derived 79% of our license revenue and 78% of our maintenance revenue from the more advanced processes, 90-nanometer, 65-nanometer, and 45-nanometer technologies and 21% of license revenue and 22% of maintenance revenue from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes, however we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Acquisition of Non-Volatile Memory Business Segment of Impinj, Inc.

In June 2008, we completed the acquisition of the logic non-volatile memory intellectual property business segment of Impinj, Inc., a provider of radio frequency identification (RFID) solutions. The acquisition extends the Company’s embedded memory leadership position in the rapidly growing NVM embedded memory market for standard CMOS processes. The Company believes the acquisition of Impinj’s logic NVM IP business represents another element toward attainment of its core vision of establishing the Company as a broad line supplier of highly differentiated physical and interface IP solutions to the semiconductor industry.

Stock Repurchase Program

On May 6, 2008, we announced that our Board of Directors authorized a stock repurchase program to purchase up to $20 million in shares of our common stock in the open market or negotiated transactions through May 2009. We intend to use available cash to effect any stock repurchases. At December 31, 2008, the Company’s balance sheet reflected cash and investments totaling $65.3 million. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49. On December 8, 2008, 190,000 shares were repurchased in the open market at a price per share of $2.95.

Our common stock trades on the Nasdaq Global Market. We may plan to make purchases from time to time in the open market or through privately negotiated transactions. The number, price and timing of the repurchases, which may include, without limitation round lot or block transactions, will be at our sole discretion and may be re-evaluated depending on market conditions, liquidity needs or other factors. Our board of directors may suspend, terminate, modify or cancel the program at any time without notice.

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memories including SRAM and NVM, logic libraries;

•	IP and development infrastructure for embedded test and repair of on-chip memory instances;

•	software development tools used to build memory compilers; and

•	DDR memory controllers, PHYs, and DLL.

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

The license of our semiconductor IP typically covers a range of embedded memory, logic, DDR memory controller, PHY and DLL products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance can be purchased for both types of licenses.

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our Area, Speed and Power (ASAP TM) Memory, ASAP TM Logic, SiWare TM Memory, SiWare TM Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our STAR TM Memory System, NOVeA® and AEON® technologies. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Currently, license fees represent the majority of our revenues. License revenues for the three months ended December 31, 2008 and 2007 were $6.6 million and $8.4 million, respectively. Maintenance revenues for the three months ended December 31, 2008 and 2007 were $1.9 million and $2.3 million, respectively. Royalty revenues for the three months ended December 31, 2008 and 2007 were $2.8 million and $3.3 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated 10% or more of our revenue for the three months ended December 31, 2008 and three customers that generated 10% or more of our revenue for the three months ended December 31, 2007.

Sales to customers located outside of North America accounted for approximately 54% and 42% for the three months ended December 31, 2008 and 2007, respectively. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and service those regions. In Japan and the rest of Asia, we use both indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9. Additionally, revenue is recognized on some of our products, according to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence a software product.

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

Valuation of Purchased Intangibles, Including Goodwill

We periodically evaluate purchased intangibles, including goodwill, for impairment at least annually. An assessment of goodwill is subjective by nature, and significant management judgment is required to forecast future operating results, projected cash flows and current period market capitalization levels. If our estimates or related assumptions change in the future, these changes in conditions could require material write-downs of net intangible assets, including impairment charges for goodwill. The valuation of intangible assets was based on management’s estimates. Intangible assets with finite useful lives are amortized over the estimated life of each asset. As of December 31, 2008, management believes no impairment of intangible assets has occurred. The carrying value of purchased intangibles, including goodwill, is $17.7 million and $18.0 million as of December 31, 2008 and September 30, 2008, respectively. If the asset is deemed impaired, the maximum amount of impairment would be the full carrying value of the asset.

Valuation of Long-Lived Assets

We review the carrying value of our long-lived assets whenever events or changes in business circumstances or our planned use of assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. This review is based upon our projections of anticipated future cash flows from such assets. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations, which could result in an impairment charge. As of December 31, 2008 the Company had intangible assets of $5.9 million related to technology and other intangibles acquired through the acquisitions of In-Chip Systems, Inc., Ingot Systems, Inc., and the logic non-volatile memory intellectual property business of Impinj, Inc.

Stock-based compensation

In accordance with SFAS 123R, we recognized stock-based compensation of $0.1 million and $0.4 million for the three months ended December 31, 2008 and 2007, respectively. At December 31, 2008, total unrecognized estimated compensation expenses net of forfeitures related to non-vested equity awards prior to that date were $8.8 million.

We value our stock-based awards on the date of grant using the Black-Scholes option-pricing. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee equity awards exercise behaviors, risk-free interest rate and expected dividends.

For purposes of estimating the fair value of equity awards granted during the fiscal quarters ended December 31, 2008 and 2007, we have made an estimate regarding our stock price volatility using the historical volatility in our stock price for the expected volatility assumption input to the model. This approach is consistent with the guidance in SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Revenues

The table below sets forth the changes in revenues from the three months ended December 31, 2008 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$6,561	57.8%	$8,443	60.0%	$(1,882)	(22.3)%
Maintenance	1,940	17.1%	2,318	16.5%	(378)	(16.3)%
Royalties	2,848	25.1%	3,299	23.5%	(451)	(13.7)%

Total revenues	$11,349	100.0%	$14,060	100.0%	$(2,711)	(19.3)%

Revenues for the three months ended December 31, 2008 totaled $11.3 million, decreasing 19.3% from $14.1 million for the three months ended December 31, 2007. The decrease resulted from a $1.9 million decrease in license revenues, $0.4 million decrease in maintenance revenues, and a decrease of $0.5 million in royalty revenues.

For the three months ended December 31, 2008 and 2007, total license revenues by process node are as follows:

	Three Months Ended December 31,
	2008	2007
Total License Revenue by Process Node
45 Nanometer technology	34%	12%
65 Nanometer technology	30	38
90 Nanometer technology	15	18
0.13 Micron technology	10	15
0.18 Micron technology	6	5
Other	5	12

Total	100%	100%

License revenues for the three months ended December 31, 2008 were $6.6 million, representing a decrease of $1.9 million or 22.3% as compared to $8.4 million for the three months ended December 31, 2007. License revenues decreased for the three months ended December 31, 2008 mainly attributed to decreases of $1.2 million on the 65-nanometer process, $0.5 million on the 90-nanometer process, $1.4 million on 0.13 micron process and other technologies, partially offset by an increase of $1.2 million on the 45-nanometer process.

For the three months ended December 31, 2008 and 2007, total maintenances by process node are as follows:

	Three Months Ended December 31,
	2008	2007
Total Maintenance Revenue by Process Node
45 Nanometer technology	15%	—%
65 Nanometer technology	22	41
90 Nanometer technology	41	31
0.13 Micron technology	15	23
0.18 Micron technology	6	5
Other	1	—

Total	100%	100%

Maintenance revenues for the three months ended December 31, 2008 were $1.9 million, representing a decrease of $0.4 million or 16.3% as compared to $2.3 million for the three months ended December 31, 2007. Maintenance revenues decreased for the three months ended December 31, 2008 mainly attributed to decreases of $0.5 million on the 65-nanometer process, $0.2 million on the 0.13 micron process, partially offset by an increase of $0.3 million on the 45-nanometer process.

Royalties decreased by $0.5 million, or 13.7%, from $3.3 million in the three months ended December 31, 2007 to $2.8 million for the three months ended December 31, 2008.

For the three months ended December 31, 2008 and 2007, total revenues by geography were as follows:

	Three Months Ended December 31,
	2008	2007
Total Revenue by Geography
United States	$4,913	$6,209
Taiwan	2,350	2,230
Europe, Middle East and Africa (EMEA)	1,641	2,600
Other Asia (China, Malaysia, South Korea and Singapore)	1,259	1,857
Japan	919	198
Canada	267	966

Total	$11,349	$14,060

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three months ended December 31, 2008 and for the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$2,569	22.6%	$2,447	17.4%	$122	5.0%
Research and development	9,019	79.5%	5,858	41.7%	3,161	54.0%
Sales and marketing	2,667	23.5%	3,593	25.5%	(926)	(25.8)%
General and administrative	2,121	18.7%	1,775	12.6%	346	19.5%
Restructuring	—	—	(3)	—	3	—

Total cost and expenses	$16,376	144.3%	$13,670	97.2%	$2,706	19.8%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended December 31, 2008 totaled $2.6 million, representing an increase of $0.1 million, or 5.0%, from $2.4 million for the three months ended December 31, 2007. The increase for the three months was primarily attributable to an increase of $0.1 million in expenses due to contract related expenses.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees and capital equipment depreciation expenses. Research and development expenses for the three months ended December 31, 2008 totaled $9.0 million, an increase of $3.2 million, or 54.0%, from $5.9 million for the three months ended December 31, 2007. Research and development expenses as a percentage of total revenue for the three months ended December 31, 2008 increased to 79.5% from 41.7% for the same period in fiscal 2008. The increase was primarily due to increases of $1.8 million of retention bonus earned by the former Ingot employees, $0.6 million in consulting expenses and $0.8 million additional recurring expenses incurred due to the acquisition of NVM IP business segment of Impinj.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended December 31, 2008 totaled $2.7 million, representing a decrease of $0.9 million, or 25.8%, over the same period in fiscal 2008. Sales and marketing expenses as a percentage of revenue were 23.5% for the three months ended December 31, 2008, compared to 25.5% for the three months ended December 31, 2007. The decrease in sales and marketing expenses for the three months ended December 31, 2008 was primarily attributable to decreases of $0.4 million of sales commissions, $0.4 million of payroll related expenses and $0.2 million in stock-based compensation expense. These decreases were offset by an increase of $0.1 million of advertising and promotional expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended December 31, 2008 totaled $2.1 million, representing an increase of $0.3 million, or 19.5%, over the three months ended December 31, 2007. General and administrative expenses, as a percentage of total revenue were 18.7% for the three months ended December 31, 2008, compared to 12.6% for the same period in fiscal 2008. The increase in general and administrative expenses for the three months ended December 31, 2008 was mainly attributable to increases of $0.1 million of recruiting expense and $0.1 million of consulting expense.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three months ended December 31, 2008 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Interest income and other income (expenses), net:
Interest income	$388	3.4%	$966	6.9%	$(578)	(59.8)%
Other income (expenses), net	260	2.3%	201	1.4%	59	29.4%

Total interest income and other income (expenses), net	$648	5.7%	$1,167	8.3%	$(519)	(44.5)%

Interest income and other income (expenses), net, for the three months ended December 31, 2008 totaled $0.6 million compared to $1.2 million for the same period in fiscal 2008. The decrease is due to lower investment balances and lower interest rates earned in our treasury investment portfolio of marketable securities.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from the three months ended December 31, 2008 to the three months ended December 31, 2007 (in thousands, except percentage data):

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$(1,768)	(15.6)%	$465	3.3%	$(2,233)	(480.2)%

For the first quarter of fiscal year 2009, we recorded a tax benefit of $1.8 million on a pre-tax loss of $4.4 million, yielding an effective tax rate of 40.3%. For the same quarter of fiscal year 2008, we recorded a tax provision of $0.5 million on a pre-tax income of $1.6 million, yielding an effective tax rate of 29.8%.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2008	September 30, 2008	Change
Cash and cash equivalents	$31,876	$13,214	$18,662
Short-term and long-term investments	33,417	52,591	(19,174)

	December 31, 2008	September 30, 2008	Change
Total cash, cash equivalents and marketable debt securities	$65,293	$65,805	$(512)

As of December 31, 2008, our cash and cash equivalents totaled $31.9 million, as compared to $13.2 million as of September 30, 2008. As of December 31, 2008 and September 30, 2008, our short-term and long-term investments totaled $33.4 million and $52.6 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of December 31, 2008 totaled $65.3 million, compared to $65.8 million at September 30, 2008. The primary source of our cash in the three months ended December 31, 2008 was proceeds from maturity of investments.

	Three months Ended		Change
	December 31, 2008	December 31, 2007
Cash provided by operating activities	$667	$1,497	$(830)
Cash provided by investing activities	18,844	4,147	14,697
Cash provided by (used in) financing activities	(461)	1,355	(1,816)
Effect of exchange rates on cash	(388)	(164)	(224)

Net increase in cash and cash equivalents	$18,662	$6,835	$11,827

Net cash provided by operating activities was $0.7 million for the three months ended December 31, 2008, representing a decrease of $0.8 million over net cash provided by operating activities of $1.5 million for the three months ended December 31, 2007. The decrease in cash provided by operating activities was primarily attributable to changes in net income of $3.7 million. This decrease was offset by a decrease in changes of operating assets and liabilities of $3.2 million. In addition, we had decreases of $0.4 million of stock-based compensation expense and $0.1 million of depreciation expense, offset by an increase of $0.2 million of amortization expense.

Net cash provided by investing activities was $18.8 million for the three months ended December 31, 2008, representing an increase of $14.7 million over net cash provided by investing activities of $4.1 million for the three months ended December 31, 2007. The increase of $14.7 million from the investing activities resulted from a decrease in purchases of investments of $23.9 million offset by a decrease in proceeds from maturity of investments of $8.6 million and an increase in property and equipment purchases of $0.6 million.

Net cash used in financing activities totaled $0.5 million for the three months ended December 31, 2008, representing a decrease of $1.8 million over net cash provided by financing activities of $1.4 million for the three months ended December 31, 2007. The decrease of $1.8 million was attributed to $0.6 million in the purchase of treasury stock and a decrease of $1.3 million in proceeds from issuance of common stock during the first quarter of fiscal 2009.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our existing and new technologies, the amount and timing of R&D expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, acquisitions we may pursue, and levels of working capital, primarily accounts receivable. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms. We believe that our current capital resources and cash generated from operations will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at December 31, 2008 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$3,405	$1,256	$1,703	$446	$—
Purchase obligations (1)	16,657	8,616	7,458	583	—

Total operating lease and purchase obligations	$20,062	$9,872	$9,161	$1,029	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term commercial paper, U.S. government sponsored enterprise bonds and U.S. treasury bills. Our short term investments balance of $28.8 million at December 31, 2008 consists of instruments with original maturities of less than one year. We also hold approximately $4.6 million in U.S. government sponsored enterprise bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of December 31, 2008, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.2 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From inception to May 2002, most of our revenues were derived from the license of our embedded memory products. In May 2002, we expanded our product offering to also include logic products. In 2003, we added I/Os to our product offering. During fiscal 2007, we acquired Ingot Systems, Inc., a provider of memory controller products and design services and in June 2008, we acquired the non-volatile memory business segment of Impinj, Inc. If our strategy to be a broad line provider of semiconductor IP is not widely accepted by potential customers or acceptance is delayed for any reason, our revenues and profitability could be adversely affected. In addition, our profitability could also be adversely affected due to investment of resources directed to the development and/or acquisition of products that generate lower than anticipated revenues from the sale of such products. Factors that could prevent us from gaining market acceptance of our semiconductor IP products include the following:

•	difficulties in convincing customers of our memory products to purchase other products from us;

•	difficulties and delays in expanding our product offerings; and

•	hurdles we may encounter in building and expanding customer relationships.

We may experience additional losses in the future and may have difficulty returning to profitability.

We recorded a net loss of $2.6 million for the first three months of fiscal 2009 and a net income of $1.1 million for the same period of fiscal 2008. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for a valuation allowance to be recorded.

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

In each of fiscal 2007 and 2008 we made small acquisitions and concurrently hired a number of employees who provided services relevant to the business or assets acquired and we regularly consider other acquisition opportunities. Achievement of our business goals may be dependent on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions for a variety of reasons, including our inability to structure appropriate financing for larger transactions. Any transactions that we are able to identify and complete may involve a number of risks, including the following:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or technology;

•	possible adverse effects on our operating results during the integration process;

•	the potential failure and realize the expected benefits from a transaction; and

•	our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. Moreover, successful acquisitions in the semiconductor industry may be more difficult to accomplish than in other industries because such acquisitions require, among other things, integration of product offerings, manufacturing relationships and coordination of sales and marketing and R&D efforts. The difficulties of such integration may be increased by the need to coordinate geographically separated organizations and the complexity of the technologies being integrated. Furthermore, products acquired in connection with acquisitions may not gain acceptance in our markets, and we may not achieve the anticipated or desired benefits of such transactions. The inability of management to successfully integrate any future acquisition could harm our business.

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

Our ability to verify our technologies for new manufacturing processes depends on entering into development agreements with pure-play foundries to provide us with access to these processes. In addition, we rely on pure-play foundries to manufacture our silicon test chips, to provide referrals to their customer base and to help define the focus of our R&D activities. We currently have foundry agreements with Chartered Semiconductor Manufacturing (Chartered), Dongbu Hitek Ltd. (Dongbu HiTek), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower), Taiwan Semiconductor Manufacturing Company (TSMC), and United Microelectronics Company (UMC). If we are unable to maintain our existing relationships with these foundries or enter into new agreements with other foundries, we will be unable to verify our technologies for their manufacturing processes and our ability to develop products for emerging technologies will be hampered. As of consequence, we would be unable to license our IP to fabless semiconductor companies that use these foundries to manufacture their silicon chips, which is a significant source of our revenues.

We must appropriately manage our relationships with foundries and other strategic partners in order to effectively execute on our business strategy.

In relying on foundry manufacturing relationships and other strategic alliances, we face the following risks:

•	reduced control over delivery schedules and product costs;

•	manufacturing costs that may be higher than anticipated;

•	inability of our manufacturing partners to develop manufacturing methods appropriate for our products and their unwillingness to devote adequate capacity to produce our products;

•	decline in product reliability;

•	inability to maintain continuing relationships with our foundry manufacturers due to competition or market consolidation; and

•	restricted ability to meet customer demand when faced with product shortages.

If any of these risks are realized, we could experience an interruption in our supply chain or an increase in costs, which could delay or decrease our revenue or adversely affect our business, financial condition and results of operations.

If we are unsuccessful in increasing our royalty revenues, our revenues and profitability may not grow as desired.

We have agreements with pure-play semiconductor foundries to pay us royalties on their sales of silicon chips they manufacture for our fabless customers. Beginning with our STAR™ Memory System and more recently with the introduction of our NOVeA® technology, in addition to collecting royalties from pure-play semiconductor foundries, we intend to increase our royalty base by collecting royalties directly from our integrated device manufacturer and fabless customers. However, we may not be successful in convincing all customers to agree to pay us royalties. For the first three months of fiscal 2008 and 2007, we recorded royalty revenues of approximately $2.8 million and $3.3 million, respectively. The growth of our revenues depends in part on increasing our royalty revenues, but we may not be successful in increasing our royalty revenues as expected and we face difficulties in forecasting our royalty revenues because of many factors beyond our control, such as fluctuating sales volumes of products that incorporate our IP, short or unpredictable product life cycles for some customer products containing our IP, potential slow down for manufacturing of certain newer process technology, foundry rate adjustments, the cyclical nature of the semiconductor industry that affects the number of designs, commercial acceptance of these products, accuracy of revenue reports received from our customers and difficulties in the royalty collection process. In addition, occasionally we have completed agreements whereby significant upfront license fees are reduced or limited in exchange for higher royalty rates, which should result in future royalty revenues, but these royalty arrangements may not provide us with the anticipated benefits as sales of products incorporating our IP may not offset lower license fees.

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

Sales to customers located outside North America accounted for 54% and 42% of our revenues for the fiscal quarters ended December 31, 2008 and 2007, respectively. We anticipate that sales to customers located outside North America will continue to increase and will represent a significant portion of our total revenues in future periods. In addition, most of our customers that do not own their own fabrication plants rely on pure-play foundries located outside of North America. Accordingly, our operations and revenues are subject to a number of risks associated with doing business in international markets, including the following:

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

We have been dependent on a limited number of customers for a substantial portion of our annual revenues in each fiscal year, although the customers comprising this group have changed from time to time. We have one customer that generated 10% or more of our revenue for the three months ended December 31, 2008 and three customers that generated 10% or more of our revenue for the three months ended December 31, 2007. The license agreements we enter into with our customers do not obligate them to license future generations of our IP and, as a result, we cannot predict if and when they will purchase additional products from us. As a result of this customer concentration, we could experience a significant reduction in our revenues if we lose one or more of our significant customers and are unable to replace them. In addition, since our accounts receivable are concentrated in a relatively small number of customers, a significant change in the liquidity, financial position, or issues regarding timing of payments of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, revenues recorded and our future operating results.

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

The Indian Tax Authorities completed its assessment of our tax returns for the tax years 2001 through 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the six year period of approximately $1.2 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The assessment orders are not final notices of deficiency, and we have immediately filed appeals to the appellate tax authorities. We believe that the assessments are inconsistent with the applicable tax laws and that we have meritorious defense to the assessments. However, the ultimate outcome cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, we may be required to record charges to operations in future periods that could have an adverse effect on our consolidated statements of operations.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions. At present, overall economic conditions during the first quarter of fiscal 2009, which may continue throughout 2009, have negatively impacted sales. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We have experienced these conditions in our business in the past and may experience such downturns in the future. We may not be able to manage these downturns. Any future downturns of this nature could have a material adverse effect on our business, financial condition and results of operations.

If demand for products incorporating complex semiconductors and semiconductor IP does not increase, our business may be harmed.

Our business and the adoption and continued use of our IP by semiconductor companies depends on continued demand for products requiring complex semiconductors, embedded memories and logic elements, such as cellular and digital phones, pagers, PDAs, digital cameras, DVD players, switches and modems. The demand for such products is uncertain and difficult to predict, and it depends on factors beyond our control such as the competition faced by each customer, market acceptance of products that incorporate our IP and the financial and other resources of each customer. A reduction in the demand for products incorporating complex semiconductors and semiconductor IP or a decline in the general economic environment which results in the cutback of R&D budgets or capital expenditures would likely result in a reduction in demand for our products and could harm our business. In addition, with increasing complexity in each successive generation of semiconductors, we face the risk that the rate of adoption of smaller technology processes may slow down.

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

•	the significant R&D investment that we may be required to make before market acceptance, if any, of a particular technology;

•	the possibility that the industry may not accept a new technology or may delay use of a new technology after we have invested a significant amount of resources to develop it; and

•	new technologies introduced by our competitors.

If we are unable to adequately address these risks, our IP will become obsolete and we will be unable to sell our products. Further, as new technologies or manufacturing processes are announced, customers may defer licensing our IP until those new technologies become available or our IP has been adopted for that manufacturing process.

In addition, R&D requires a significant expense and resource commitment. We may not have the financial and other resources necessary to develop the technologies demanded in the future and may be unable to attract or retain customers.

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

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. Alexander Shubat, our Chief Executive Officer and a member of the Board of Directors, holds a large block of our common stock. Dr. Shubat has established a sales plan, or other sales accounts, to sell shares of our common stock and diversify his holdings. Significant sales by insiders, or the perception that large sales could occur, could adversely impact the public market for our stock. Sales transactions are also subject to the restrictions and filing requirements mandated by Securities and Exchange Commission Rule 144. Our officers, directors and principal stockholders controlled as of December 31, 2008 approximately 54% of our common stock. As a result, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with significant block stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

The following table provides the specified information about the repurchase of shares by the Company in the first quarter of fiscal year 2009.

Period	Total number of shares purchased	Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
August 4, 2008	700,000	$6.49	700,000	$15,457,000
December 8, 2008	190,000	$2.95	890,000	$14,896,500

Total	890,000

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of the common stock in the open market or negotiated transactions through May 2009. “See Note 10. Stock Repurchase Program.”

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

Date: February 9, 2009	VIRAGE LOGIC CORPORATION

/s/ Alexander Shubat
Dr. Alexander Shubat
President and Chief Executive Officer

/s/ Brian Sereda
Brian Sereda
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