Form 10-Q
period 2009-03-31
VIRAGE LOGIC CORP
filed 2009-05-11
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 22,956,532 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$26,664	$13,214
Short-term investments	29,166	31,148
Accounts receivable, net	10,793	16,526
Costs in excess of related billings on uncompleted contracts	1,226	972
Deferred tax assets - current	1,319	1,255
Prepaid expenses and other	3,610	4,995
Taxes receivable	—	2,733

Total current assets	72,778	70,843
Property, plant and equipment, net	4,534	3,966
Goodwill	—	11,751
Other intangible assets, net	5,609	6,270
Deferred tax assets - long-term	5,482	14,548
Taxes receivable – long-term	2,860	—
Long-term investments	4,562	21,443
Other long-term assets	1,325	383

Total assets	$97,150	$129,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$1,023
Accrued expenses	5,054	5,678
Deferred revenues	7,907	8,866
Income taxes payable	44	1,702

Total current liabilities	14,483	17,269
Income tax liabilities	1,083	1,083
Other long-term accruals	151	150

Total liabilities	15,717	18,502

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; Authorized shares – 150,000,000 as of March 31, 2009 and September 30, 2008; issued and outstanding shares – 23,846,371 and 23,649,295 as of March 31, 2009 and September 30, 2008, respectively	24	24
Additional paid-in capital	142,058	141,220
Accumulated other comprehensive income (loss)	(376)	207
Treasury stock, at cost (890,000 shares as of March 31, 2009 and 700,000 shares as of September 30, 2008)	(5,130)	(4,564)
Accumulated deficit	(55,143)	(26,185)

Total stockholders’ equity	81,433	110,702

Total liabilities and stockholders’ equity	$97,150	$129,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenues:
License	$7,478	$10,293	$14,039	$18,735
Maintenance	1,648	1,820	3,588	4,139
Royalties	1,899	2,576	4,747	5,875

Total revenues	11,025	14,689	22,374	28,749

Costs and expenses:
Cost of revenues	2,401	3,121	4,970	5,568
Research and development	6,700	6,175	15,719	12,033
Sales and marketing	2,754	3,864	5,421	7,457
General and administrative	2,645	2,111	4,766	3,886
Goodwill impairment	11,839	—	11,839	—
Restructuring charges	1,473	—	1,473	(3)

Total costs and expenses	27,812	15,271	44,188	28,941

Operating loss	(16,787)	(582)	(21,814)	(192)
Interest income	259	841	647	1,806
Other income (expenses)	(145)	(74)	115	128

Income (loss) before income taxes	(16,673)	185	(21,052)	1,742
Income tax provision (benefit)	9,674	(447)	7,906	18

Net income (loss)	$(26,347)	$632	$(28,958)	$1,724

Net income (loss) per share:
Basic	$(1.15)	$0.03	$(1.26)	$0.07

Diluted	$(1.15)	$0.03	$(1.26)	$0.07

Weighted average shares used in computing per share amounts:
Basic	22,877	23,494	22,915	23,466

Diluted	22,877	23,723	22,915	23,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,958)	$1,724
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for doubtful accounts	358	—
Depreciation and amortization	651	720
Amortization of intangible assets	661	369
Stock-based compensation	927	1,445
Excess tax benefits from stock-based compensation	(4)	—
Goodwill impairment	11,839	—
Deferred income taxes	8,996	(695)
Changes in operating assets and liabilities:
Accounts receivable	5,317	(3,102)
Costs in excess of related billings on uncompleted contracts	(236)	(11)
Prepaid expenses and other assets	1,303	1,124
Taxes receivable	(128)	(244)
Other long-term assets	(942)	173
Accounts payable and accrued liabilities	(229)	(689)
Deferred revenue	(959)	(259)
Income taxes payable	(1,635)	(159)

Net cash provided by (used in) operating activities	(3,039)	396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,669)	(626)
Purchase of investments	(15,174)	(59,002)
Proceeds from maturities of investments	34,209	65,661

Net cash provided by investing activities	17,366	6,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	11	1,423
Purchase of treasury stock	(566)	—
Excess tax benefits from stock-based compensation	4	—

Net cash provided by (used in) financing activities	(551)	1,423

Effect of exchange rates on cash	(326)	(106)

Net increase in cash and cash equivalents	13,450	7,746
Cash and cash equivalents at beginning of period	13,214	14,820

Cash and cash equivalents at end of period	$26,664	$22,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Virage Logic Corporation (Virage Logic or the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor intellectual property (IP) including the following embedded memories including SRAM and non-volatile memory (NVM): logic libraries, IP and development infrastructure for embedded test and repair of on-chip memory instances, software development tools used to build memory compilers, and Double Date Rate (DDR) memory controllers, Physical Interfaces (PHYs) and Delay Locked Loops (DLLs). These various forms of IP are utilized by the Company’s customers to design and manufacture System-on-a-Chip (SoC) integrated circuits that power today’s consumer, communications and networking, handheld and portable devices, computer and graphics, automotive, and defense applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2008 contained in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia (Armenia), Germany, India, Israel, Japan and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has reclassified certain prior year amounts relating to the classification of revenues to show maintenance revenues separately. The effects of these reclassifications have no impact on previously reported total revenues, operating loss or net income (loss).

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from re-measuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations in other income (expenses), net.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $113,000 and $0 during the six months ended March 31, 2009, and 2008, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

Revenue Recognition

The Company’s revenue recognition policy is based on the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-4 and SOP 98-9. Additionally, revenue is recognized on some of the Company’s products, according to SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company recognizes intellectual property revenue in accordance with SOP 97-2 because the software is not incidental to the IP as the IP is embedded in the software and the intellectual property is, in essence, a software product.

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

In September 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. The standard defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. Effective October 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities and provided disclosure in Note 9. The adoption of SFAS 157 for financial assets and financial liabilities did not have any impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of March 31, 2009 consisted of commercial papers, corporate bonds, government sponsored securities and treasury bills. Cash and cash equivalents as of September 30, 2008 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of March 31, 2009, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. Long-term investments include government sponsored enterprise bonds of $4.6 million and $21.4 million with maturity dates greater than one year for the fiscal quarter ended March 31, 2009 and fiscal year ended September 30, 2008, respectively.

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

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The Company capitalized $0.8 million and $0 of third party SFAS No. 86 costs, or purchased software, during the second quarters of fiscal 2009 and 2008. The purchased software will start to be amortized when the technology is available for general release to customers. The Company expects the general release date to be around the end of fiscal 2009. There is no amortization expense for purchased software during fiscal 2009.

Goodwill and Intangible Assets

Goodwill

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. During the second quarter of fiscal 2009 the Company assessed the carrying value of its goodwill balance. The Company determined that the restructuring plan it undertook in the quarter represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting the current operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation, the Company determined that goodwill was impaired. The Company recorded an impairment loss of $11.8 million for the quarter ended March 31, 2009.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	March 31, 2009			September 30, 2008
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$4,800	$(2,668)	$2,132	$4,800	$(2,403)	$2,397
Customer lists and contracts	700	(169)	531	700	(98)	602
Technology	3,300	(629)	2,671	3,300	(321)	2,979
Trade name	300	(25)	275	300	(8)	292

Total	$9,100	$(3,491)	$5,609	$9,100	$(2,830)	$6,270

Aggregate amortization expense related to acquired intangible assets totaled approximately $0.7 million and $0.4 million for the six months ended March 31, 2009 and 2008, respectively.

Estimated amortization expenses for intangible assets for the remainder of fiscal 2009, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009	$661
2010	1,322
2011	1,300
2012	943
2013	733
Thereafter	650

Total	$5,609

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As outlined in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company uses the fair value method to apply the provisions of SFAS 123R. Total SFAS 123R compensation expense recognized for the three months ended March 31, 2009 and 2008 were $0.9 million and $1.0 million, respectively. As of March 31, 2009, total unrecognized estimated compensation expense, net of forfeitures related to stock options and SSARs prior to that date, was $4.2 million and will be amortized over a weighted average period of 3.0 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and six months period ended March 31, 2009 and 2008 was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008
Cost of revenue	$52	$177	$122	$279
Research and development	226	304	356	525
Sales and marketing	44	30	(119)	118
General and administrative	530	518	568	523

Stock-based compensation expense	852	1,029	927	1,445
Related benefits	(344)	(376)	(374)	(528)

Stock-based compensation expense, net of tax benefits	$508	$653	$553	$917
Net stock-based compensation expense, per common share:
Basic	$0.02	$0.03	$0.02	$0.04

Diluted	$0.02	$0.03	$0.02	$0.04

As of March 31, 2009 and 2008, the Company capitalized approximately $80,000 and $83,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock-based awards under SFAS 123R. As required by SFAS 123R, employee stock-based compensation expense is calculated based on estimated forfeiture rate. The Company estimates its future forfeitures based on its historical forfeiture experience and future expectations. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the stock-based compensation expense recognized under SFAS 123R may differ significantly from what have been recorded in the current period. During the six months ended March 31, 2009 the Company recorded a true-up of stock-based compensation expense recognized in prior periods as a result of an increase in our estimated forfeiture rate in accordance with SFAS 123R.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and SSARs:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Volatility	50%	44%	49%	44%
Risk-free interest rate	1.7%	2.2%	1.6%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.8 years	4.63 years	4.8 years	4.63 years

The expected stock price volatility rates are based on historical volatilities of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options and SSARs. The average expected life represents the weighted average period of time that options and SSARs granted are expected to be outstanding giving consideration to vesting schedules and its historical exercise patterns. The Black-Scholes weighted average fair values of options and SSARs granted during the three months ended March 31, 2009 and 2008 were $1.15 and $2.66, respectively. The Black-Scholes weighted average fair values of options and SSARs granted during the six months ended March 31, 2009 and 2008 were $1.43 and $3.38, respectively.

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2009 and changes during the six months ended March 31, 2009:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2008	1,016,262	$6.84
RSU granted	126,815	$3.04
RSU vested	(182,117)	$5.88
RSU cancelled	(119,459)	$7.46

Nonvested as of March 31, 2009	841,501	$6.46

Stock-based compensation cost for restricted stock units for the six months ended March 31, 2009 was $1.3 million. As of March 31, 2009, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $3.6 million and is expected to be recognized over a period of 2.08 years.

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

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2008	780,185	3,977,726	$8.43
Additional options granted	1,000,000	—	—
Options and SSARs granted	(377,863)	377,863	$3.32
RSUs granted	(126,815)	—	—
Options and SSARs exercised	—	(44,500)	$0.24
Options and SSARs cancelled	318,733	(318,733)	$8.93
RSUs cancelled	119,459	—	—
Awards expired (unissued)	(131,234)	—	—

Balance at March 31, 2009	1,582,465	3,992,356	$8.00

The following table summarizes information about stock options and SSARs outstanding and exercisable at March 31, 2009:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$0.70 - $3.75	441,240		8.27	$3.04	$221	75,152	1.43	$2.01	$103
$4.00 - $6.19	546,483		5.97	$5.38	$—	283,414	3.10	$5.17	$—
$6.38 - $7.08	443,813		8.75	$6.75	$—	147,781	8.47	$6.88	$—
$7.10 - $7.81	623,942		4.40	$7.60	$—	606,983	4.40	$7.61	$—
$7.84 - $8.63	458,984		3.74	$8.27	$—	383,883	3.27	$8.24	$—
$8.65 - $8.94	439,646		5.86	$8.83	$—	321,016	5.18	$8.82	$—
$8.95 - $10.30	567,918		5.78	$9.80	$—	517,937	5.82	$9.85	$—
$10.31 - $16.55	444,580		3.71	$14.01	$—	444,278	3.82	$14.01	$—
$16.70 - $22.37	25,500		5.71	$16.99	$—	25,500	5.71	$16.99	$—
$22.81 - $22.81	250		2.78	$22.81	$—	250	2.78	$22.81	$—

Total	3,992,356	*	5.74	$8.00	$221	2,806,194	4.52	$8.91	$103

*	Table of awards outstanding does not include 841,501 unvested restricted stock units.

	Awards Outstanding				Awards Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)		(In years)		(In thousands)
Vested and expected to vest as of March 31, 2009	3,717,696	5.49	$8.18	$193

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.36 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2009 and 2008 was 45,000 and 0.5 million, respectively.

The total intrinsic value of options exercised during the six month periods ended March 31, 2009 and 2008 was $0.1 million and $0.8 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2009 and 2008 was approximately $11,000 and $1.4 million.

NOTE 2 – RESTRUCTURING CHARGES

During the second quarter of fiscal 2009, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its workforce by 13% primarily in engineering. The restructuring plan resulted in the reduction of 60 employees and closing of its R&D centers in New Jersey and Minnesota. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease termination charges, and other professional services. Total restructuring expense was $1.5 million of which $0.6 million was paid as of March 31, 2009. No further charges are expected under the plan.

Total restructuring costs accrued as of March 31, 2009 and September 30, 2008 were $0.9 million and $4,000, respectively, which were recorded in accrued expenses on the consolidated balance sheets. Approximately $0.6 million of the accrued restructuring balance of $0.9 million as of March 31, 2009 will be paid in the third quarter of fiscal 2009. The remaining amount, consisting mainly of lease payments for the Company’s exited facilities, will continue until the first quarter of 2011.

The following table summarizes restructuring activity for the six months ended March 31, 2009 as follows (in thousands):

	Severance	Facility	Other	Total
Balance at September 30, 2008	$4	$—	$—	$4
January 2009 Restructuring Plan	1,123	314	36	1,473
Other adjustments	—	25	—	25
Cash payments	(541)	—	(17)	(558)

Balance at March 31, 2009	$586	$339	$19	$944

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

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended March 31,		Six months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(26,347)	$632	$(28,958)	$1,724

Shares used in computation:
Shares used in computing basic net income (loss) per share	22,877	23,494	22,915	23,466
Add: Effect of potentially diluted securities	—	229	—	264

Shares used in computing diluted net income (loss) per share	22,877	23,723	22,915	23,730

Basic net income (loss) per share	$(1.15)	$0.03	$(1.26)	$0.07

Diluted net income (loss) per share	$(1.15)	$0.03	$(1.26)	$0.07

For the computation of diluted net income (loss) per share for the three months ended March 31, 2009 and March 31, 2008, the Company excluded awards totaling approximately 4.8 million shares and 5.3 million shares, respectively, from the calculation of the net income (loss) per share as they are anti-dilutive. Additionally, for the six months ended March 31, 2009 and March 31, 2008, the Company excluded awards totaling approximately 4.8 million shares and 5.2 million shares, respectively, from the calculation of the net income (loss) per share as they are anti-dilutive.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”) established standards for the reporting and display of comprehensive income (loss). Comprehensive income (loss) includes unrealized gains (losses) on investments, net of related tax effects and foreign currency translation adjustments. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity.

Total comprehensive income (loss) for the three and six month periods ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(26,347)	$632	$(28,958)	$1,724
Foreign currency translation adjustments, net of tax	(289)	(4)	(546)	57
Changes in unrealized gain (loss) on investments, net of tax	(65)	47	187	105

Comprehensive income (loss), net of tax	$(26,701)	$675	$(29,317)	$1,886

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total Revenue by Geography
United States	$4,983	$5,460	$9,896	$11,669
Taiwan	1,689	2,349	4,039	4,579
Other Asia (China, Malaysia, South Korea and Singapore)	1,475	3,327	2,734	5,184
Europe, Middle East and Africa (EMEA)	1,410	2,465	3,051	5,065
Canada	1,036	145	1,303	1,111
Japan	432	943	1,351	1,141

Total	$11,025	$14,689	$22,374	$28,749

Total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total License Revenue by Process Node
32 Nanometer technology	4%	—%	4%	—%
45 Nanometer technology	38	14	36	13
65 Nanometer technology	26	39	28	38
90 Nanometer technology	8	19	11	18
0.13 Micron technology	10	13	10	14
0.18 Micron technology	12	4	7	5
Other	2	11	4	12

Total	100%	100%	100%	100%

Total maintenance revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total Maintenance Revenue by Process Node
32 Nanometer technology	1%	—%	1%	—%
45 Nanometer technology	21	—	18	—
65 Nanometer technology	25	23	23	33
90 Nanometer technology	29	44	36	36
0.13 Micron technology	16	27	15	25
0.18 Micron technology	7	6	6	6
Other	1	—	1	—

Total	100%	100%	100%	100%

The Company has only one product line, and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $1.9 million and $2.4 million as of March 31, 2009 and 2008, respectively.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (loss). FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of these FSPs on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating what impact this standard will have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact SFAS 141R and SFAS 160 will have on its financial position or results of operations.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of March 31, 2009.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2009. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

The Company recorded a tax provision of $7.9 million and $18,000 for the six months ended March 31, 2009 and 2008. The Company evaluates its deferred tax assets each reporting period and assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable over a reasonable period. Due to the current market conditions and resulting impact on near term financial projections, the Company adjusted its expectations and risks associated with estimates of taxable income in future periods. The Company has determined that the realization of the R&D credits and foreign tax credits to be included in the deferred tax assets is not more likely than not. Based on these facts, the Company has recorded a valuation allowance of $11.0 million against its prior years deferred tax assets and also placed a valuation allowance on current year R&D credits and foreign tax credits in computing its estimated annual tax rate for the fiscal year 2009. As of March 31, 2009, the Company has current and long-term deferred tax assets, net of valuation allowance, totaling $6.8 million which primarily related to temporary timing differences and net operating loss carry-forwards. The Company believes it is more-likely-than not that these deferred tax assets will be realized in the future.

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

The ultimate outcome of the tax assessment cannot be predicted with certainty, including the amount payable or the timing of any such payments upon resolution of the matter. Should the Indian Tax Authorities assess additional taxes as a result of a current or a future assessment, the Company may be required to record charges to operations that could have an adverse effect on its condensed unaudited consolidated statements of operations.

NOTE 9 – FAIR VALUE DISCLOSURE

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expenses. The cost of securities sold is based on the specific identification method.

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

On October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, or (“SFAS 157”). The adoption of SFAS 157 did not have a material impact on its consolidated financial statements. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short and long-term available-for-sale investments) as of March 31, 2009 (in thousands):

	March 31, 2009
	Fair Value	Level 1	Level 2
Assets:
U.S. government sponsored enterprise bonds	$23,914	$—	$23,914
Commercial paper and certificates of deposit	16,661	—	16,661
U.S. treasury bills	14,513	—	14,513
Corporate debt securities	2,995	—	2,995
Corporate common stock securities	152	152	—

Total financial assets	$58,235	$152	$58,083

NOTE 10 – STOCK REPURCHASE PROGRAM

On May 6, 2008, the Company adopted a stock repurchase program to purchase up to $20 million in shares of the common stock in the open market or negotiated transactions through May 2009. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49. On December 8, 2008, 190,000 shares were repurchased in the open market at a price per share of $2.95. The Company did not repurchase any shares under its stock repurchase program during the second quarter of fiscal 2009. As of March 31, 2009, the remaining balance available for future stock repurchase was $14.9 million under the Company’s stock repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements and the assumptions underlying them are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of highly differentiated semiconductor IP, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission.

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

The timing of customer purchases of our products is typically related to new design starts by fabless companies and migration to new manufacturing processes by integrated device manufacturers and foundries. Because of the high costs involved in new design starts and migration to new manufacturing processes, our customers’ decisions regarding these matters are heavily dependent on their long-term business outlook. As a result, our business, and specifically our license revenues, are likely to grow at times of positive outlook for the semiconductor industry and may suffer at times of negative outlook for the semiconductor industry.

In the second quarter of fiscal year 2009, we derived 76% of our license and maintenance revenue from the more advanced processes, 90-nanometer, 65-nanometer, 45-nanometer and 32-nanometer technologies and 24% of license and maintenance revenue from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes. However, we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Stock Repurchase Program

On May 6, 2008, we announced that our Board of Directors authorized a stock repurchase program to purchase up to $20 million in shares of our common stock in the open market or negotiated transactions through May 2009. We intend to use available cash to effect any stock repurchases. At March 31, 2009, the Company’s balance sheet reflected cash and investments totaling $60.4 million. On August 4, 2008, 700,000 shares were repurchased in the open market at a price per share of $6.49. On December 8, 2008, 190,000 shares were repurchased in the open market at a price per share of $2.95. We did not repurchase any shares under our stock repurchase program during the second quarter of fiscal 2009. As of March 31, 2009, the remaining balance available for future stock repurchase was $14.9 million under our stock repurchase program.

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

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	embedded memories including SRAM and NVM, logic libraries;

•	IP and development infrastructure for embedded test and repair of on-chip memory instances;

•	software development tools used to build memory compilers; and

•	DDR memory controllers, PHYs, and DLLs.

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

Currently, license fees represent the majority of our revenues. License revenues for the three months ended March 31, 2009 and 2008 were $7.5 million and $10.3 million, respectively. Maintenance revenues for the three months ended March 31, 2009 and 2008 were $1.6 million and $1.8 million, respectively. Royalty revenues for the three months ended March 31, 2009 and 2008 were $1.9 million and $2.6 million, respectively. License revenues for the six months ended March 31, 2009 and 2008 were $14.0 million and $18.7 million, respectively. Maintenance revenues for the six months ended March 31, 2009 and 2008 were $3.6 million and $4.1 million, respectively. Royalty revenues for the six months ended March 31, 2009 and 2008 were $4.7 million and $5.9 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have one customer that generated 10% or more of our revenue for the three months ended March 31, 2009 and two customers that generated 10% or more of our revenue for the six months ended March 31, 2009. We have two customers that generated 10% or more of our revenue for the three and six months ended March 31, 2008.

Sales to customers located outside of North America accounted for approximately 45% and 62% of total sales for the three months ended March 31, 2009 and 2008, respectively. Sales to customers located outside of North America accounted for approximately 50% and 56% for the six months ended March 31, 2009 and 2008, respectively. Our global sales force, comprised of direct sales representatives and field application engineers as well as third-party sales representatives, are located in North America, Europe, Israel, Japan and the rest of Asia. All revenues to date have been denominated in U.S. dollars.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues

The table below sets forth the changes in revenues from the three and six months ended March 31, 2009 to the three months and six months ended March 31, 2008 (in thousands, except percentage data):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$7,478	67.8%	$10,293	70.1%	$(2,815)	(27.3)%
Maintenance	1,648	15.0%	1,820	12.4%	(172)	(9.5)%
Royalties	1,899	17.2%	2,576	17.5%	(677)	(26.3)%

Total revenues	$11,025	100.0%	$14,689	100.0%	$(3,664)	(24.9)%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$14,039	62.8%	$18,735	65.2%	$(4,696)	(25.1)%
Maintenance	3,588	16.0%	4,139	14.4%	(551)	(13.3)%
Royalties	4,747	21.2%	5,875	20.4%	(1,128)	(19.2)%

Total revenues	$22,374	100.0%	$28,749	100.0%	$(6,375)	(22.2)%

Revenues for the three months ended March 31, 2009 totaled $11.0 million, decreasing 24.9% from $14.7 million for the three months ended March 31, 2008. The decrease resulted from a $2.8 million decrease in license revenues, $0.2 million decrease in maintenance revenues, and a decrease of $0.7 million in royalty revenues.

Revenues for the six months ended March 31, 2009 totaled $22.4 million, decreasing 22.2% from $28.7 million for the six months ended March 31, 2008. The decrease resulted from a $4.7 million decrease in license revenues, $0.5 million decrease in maintenance revenues, and a decrease of $1.1 million in royalty revenues.

Overall economic conditions during the first half of fiscal 2009, which may continue throughout 2009, have negatively impacted sales. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.

For the three and six months ended March 31, 2009 and 2008, total license revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total License Revenue by Process Node
32 Nanometer technology	4%	—%	4%	—%
45 Nanometer technology	38	14	36	13
65 Nanometer technology	26	39	28	38
90 Nanometer technology	8	19	11	18
0.13 Micron technology	10	13	10	14
0.18 Micron technology	12	4	7	5
Other	2	11	4	12

Total	100%	100%	100%	100%

License revenues for the three months ended March 31, 2009 were $7.5 million, representing a decrease of $2.8 million, or 27.3%, as compared to $10.3 million for the three months ended March 31, 2008. The license revenue decrease for the three months ended March 31, 2009 is mainly attributed to decreases of $2.0 million on the 65-nanometer process, $1.3 million on the 90-nanometer process, $1.5 million on 0.13 micron process and other technologies, partially offset by increases of $1.3 million on the 45-nanometer process, $0.4 million on 0.18 micron process, and $0.3 on the 32-nanometer process. License revenue from 0.18 micron process for the three month ended March 31, 2009 increased by 8% from the three months ended March 31, 2008 as a result of the Impinj acquisition.

License revenues for the six months ended March 31, 2009 were $14.0 million, representing a decrease of $4.7 million, or 25.1%, as compared to $18.7 million for the six months ended March 31, 2008. The license revenue decrease for the six months ended March 31, 2009 is mainly attributed to decreases of $3.3 million on the 65-nanometer process, $1.9 million on the 90-nanometer process, $2.8 million on 0.13 micron process and other technologies, partially offset by increases of $2.5 million on the 45-nanometer process, $0.6 million on the 32-nanometer process, and $0.1 million on 0.18 micron process.

For the three and six months ended March 31, 2009 and 2008, total maintenance revenues by process node are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total Maintenance Revenue by Process Node
32 Nanometer technology	1%	—%	1%	—%
45 Nanometer technology	21	—	18	—
65 Nanometer technology	25	23	23	33
90 Nanometer technology	29	44	36	36
0.13 Micron technology	16	27	15	25
0.18 Micron technology	7	6	6	6
Other	1	—	1	—

Total	100%	100%	100%	100%

Maintenance revenues for the three months ended March 31, 2009 were $1.6 million, representing a decrease of $0.2 million, or 9.5%, as compared to $1.8 million for the three months ended March 31, 2008. Maintenance revenues decreased for the three months ended March 31, 2009 mainly attributed to decreases of $0.3 million on the 90-nanometer process, $0.2 million on the 0.2 micron process, partially offset by an increase of $0.3 million on the 45-nanometer process.

Maintenance revenues for the six months ended March 31, 2009 were $3.6 million, representing a decrease of $0.5 million, or 13.3%, as compared to $4.1 million for the six months ended March 31, 2008. Maintenance revenues decreased for the six months ended March 31, 2009 mainly attributed to decreases of $0.5 million on the 65-nanometer process, $0.5 million on 0.13 micron process, and $0.2 million on the 90-nanometer process, partially offset by increases of $0.6 million on the 45-nanometer process and $0.1 million on 0.18 micron process and other technologies.

Royalties decreased by $0.7 million, or 26.3%, from $2.6 million in the three months ended March 31, 2008 to $1.9 million for the three months ended March 31, 2009. Royalties decreased by $1.1 million, or 19.2%, from $5.9 million in the six months ended March 31, 2008 to $4.7 million for the six months ended March 31, 2009.

For the three and six months ended March 31, 2009 and 2008, total revenues by geography were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Total Revenue by Geography
United States	$4,983	$5,460	$9,896	$11,669
Taiwan	1,689	2,349	4,039	4,579
Other Asia (China, Malaysia, South Korea and Singapore)	1,475	3,327	2,734	5,184
Europe, Middle East and Africa (EMEA)	1,410	2,465	3,051	5,065
Canada	1,036	145	1,303	1,111
Japan	432	943	1,351	1,141

Total	$11,025	$14,689	$22,374	$28,749

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three and six months ended March 31, 2009 and for the three and six months ended March 31, 2008 (in thousands, except percentage data):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$2,401	21.8%	$3,121	21.2%	$(720)	(23.1)%
Research and development	6,700	60.8%	6,175	42.0%	525	8.5%
Sales and marketing	2,754	25.0%	3,864	26.3%	(1,110)	(28.7)%
General and administrative	2,645	24.0%	2,111	14.4%	534	25.3%
Goodwill impairment	11,839	107.4%	—	—	11,839	NM
Restructuring	1,473	13.3%	—	—	1,473	NM

Total cost and expenses	$27,812	252.3%	$15,271	103.9%	$12,541	82.1%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$4,970	22.2%	$5,568	19.4%	$(598)	(10.7)%
Research and development	15,719	70.3%	12,033	41.9%	3,686	30.6%
Sales and marketing	5,421	24.2%	7,457	25.9%	(2,036)	(27.3)%
General and administrative	4,766	21.3%	3,886	13.5%	880	22.6%
Goodwill impairment	11,839	52.9%	—	—	11,839	NM
Restructuring	1,473	6.6%	(3)	0.0%	1,476	NM

Total cost and expenses	$44,188	197.5%	$28,941	100.7%	$15,247	52.7%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and depreciation expenses of acquired software and capital equipment. Cost of revenues for the three months ended March 31, 2009 totaled $2.4 million, representing a decrease of $0.7 million, or 23.1%, from $3.1 million for the three months ended March 31, 2008. The decrease for the three months was primarily attributable to a decrease of $0.6 million in expenses due to the reduction in contract related expenses as a result of lower revenue. Cost of revenues for the six months ended March 31, 2009 totaled $5.0 million, representing a decrease of $0.6 million, or 10.7%, from $5.6 million for the six months ended March 31, 2008. The decrease for the six months was primarily attributable to a decrease in expenses due to the reduction in contract related expenses as a result of lower revenue.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees and capital equipment depreciation expenses. Research and development expenses for the three months ended March 31, 2009 totaled $6.7 million, an increase of $0.5 million, or 8.5%, from $6.2 million for the three months ended March 31, 2008. Research and development expenses as a percentage of total revenue for the three months ended March 31, 2009 increased to 60.8% from 42.0% for the same period in fiscal 2008. The increase was primarily due to increases of $1.0 million of additional recurring expenses incurred due to the acquisition of NVM IP business segment of Impinj, offset by $0.5 million of lower payroll related expenses. For the six months ended March 31, 2009, research and development expenses increased $3.7 million, or 30.6%, from $12.0 million in fiscal 2008 to $15.7 million in fiscal 2009. The increase was primarily attributable to $2.3 million of additional recurring expenses incurred due to the acquisition of NVM IP business segment of Impinj and $1.8 million of retention bonus earned by the former Ingot employees offset by $0.3 million of lower personnel expenses due to the reduction of workforce.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended March 31, 2009 totaled $2.8 million, representing a decrease of $1.1 million, or 28.7%, over the same period in fiscal 2008. Sales and marketing expenses as a percentage of revenue were 25.0% for the three months ended March 31, 2009, compared to 26.3% for the three months ended March 31, 2008. The decrease in sales and marketing expenses for the three months ended March 31, 2009 was primarily attributable to decreases of $0.4 million of sales commissions and $0.6 million of payroll related expenses. For the six months ended March 31, 2009, total sales and marketing expense decreased by $2.0 million, or 27.3%, from $7.5 million in fiscal 2008 to $5.4 million in fiscal 2009. The decrease was primarily attributed to decreases of $1.1 million of payroll related expenses, $0.9 million of sales commissions, and $0.2 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended March 31, 2009 totaled $2.6 million, representing an increase of $0.5 million, or 25.3%, over the three months ended March 31, 2008. General and administrative expenses, as a percentage of total revenue were 24.0% for the three months ended March 31, 2009, compared to 14.4% for the same period in fiscal 2008. The increase in general and administrative expenses for the three months ended March 31, 2009 was mainly attributable to increases of $0.4 million of bad debt expenses and $0.2 million of payroll related expenses offset by $0.1 million of lower depreciation expenses. For the six months ended March 31, 2009, total general and administrative expense increased by $0.9 million from $3.9 million in fiscal 2008 to $4.8 million in fiscal 2009. The increase was primarily attributed to increases of $0.3 million of payroll related expenses, $0.4 million of bad debt expenses, $0.1 million of consulting expenses and $0.1 million of recruiting expenses.

Goodwill Impairment

Goodwill impairment for the three and six months ended March 31, 2009 was $11.8 million, representing a write-off of all goodwill as a result of a triggering event The Company determined that the restructuring plan it undertook in the quarter represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting the current operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation, the Company determined that goodwill was impaired. There is no impairment loss for the same periods ended March 31, 2008.

Restructuring

Restructuring expense for the three and six months ended March 31, 2009 was $1.5 million and primarily consisted of severance charges of $1.1 million and lease termination expenses of $0.3 million. There was no material restructuring expense for the same periods ended March 31, 2008.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three and six months ended March 31, 2009 to the three and six months ended March 31, 2008 (in thousands, except percentage data):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$259	2.3%	$841	5.7%	$(582)	(69.2)%
Other income (expenses), net	(145)	(1.3)%	(74)	(0.5)%	(71)	(95.9)%

Total interest income and other income (expenses), net	$114	1.0%	$767	5.2%	$(653)	(85.1)%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expenses), net:
Interest income	$647	2.9%	$1,806	6.3%	$(1,159)	(64.2)%
Other income (expenses), net	115	0.5%	128	0.4%	(13)	(10.2)%

Total interest income and other income (expenses), net	$762	3.4%	$1,934	6.7%	$(1,172)	(60.6)%

Interest income and other income (expenses), net, for the three months ended March 31, 2009 totaled $0.1 million of income compared to $0.8 million of income for the same period in fiscal 2008. The decrease of $0.7 million is largely due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities. Interest income and other income (expenses), net, for the six months ended March 31, 2009 totaled $0.8 million of income compared to $1.9 million of income for the same period in fiscal 2008. The decrease of $1.2 million is largely due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from the three months ended March 31, 2009 to the three months ended March 31, 2008 (in thousands, except percentage data):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$9,674	87.7%	$(447)	(3.0)%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision	$7,906	35.3%	$18	0.1%

For the three and six months ended March 31, 2009, we recorded an income tax provision of $9.7 million and $7.9 million, respectively. For the three months ended March 31, 2008, we recorded an income tax benefit of $0.4 million. The provision for income taxes for the six months ended March 31, 2009 is based on our annual effective tax rate in compliance with SFAS 109. For the six months ended March 31, 2008, we recorded an income tax provision of $18,000. The income tax provision for the three and six month ended March 31, 2009 included a provision of $11.0 million related to the valuation allowance placed against deferred tax assets. The fiscal 2009 effective tax rate increased as a result of the provision for the valuation allowance. The fiscal 2009 effective tax rate excluding the valuation allowance is 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2009	September 30, 2008	Change
Cash and cash equivalents	$26,664	$13,214	$13,450
Short-term and long-term investments	33,728	52,591	(18,863)

Total cash, cash equivalents and marketable debt securities	$60,392	$65,805	$(5,413)

As of March 31, 2009, our cash and cash equivalents totaled $26.7 million, as compared to $13.2 million as of September 30, 2008. As of March 31, 2009 and September 30, 2008, our short-term and long-term investments totaled $33.7 million and $52.6 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of March 31, 2009 totaled $60.4 million, compared to $65.8 million at September 30, 2008. The primary source of our cash in the six months ended March 31, 2009 was proceeds from maturity of investments and collections of accounts receivable.

	Six months Ended		Change
	March 31, 2009	March 31, 2008
Cash provided by (used in) operating activities	$(3,039)	$396	$(3,435)
Cash provided by investing activities	17,366	6,033	11,333
Cash provided by (used in) financing activities	(551)	1,423	(1,974)
Effect of exchange rates on cash	(326)	(106)	(220)

Net increase in cash and cash equivalents	$13,450	$7,746	$5,704

Net cash used in operating activities was $3.0 million for the six months ended March 31, 2009, representing a decrease of $3.4 million over net cash provided by operating activities of $0.4 million for the three months ended March 31, 2008. The change in cash flows from operating activities was primarily attributable to a reduction in net income of $30.7 million. The reduction in net income of $30.7 million was offset by increases of $5.7 million in changes in operating assets and liabilities and increases of $21.7 million in non-cash charges primarily due to goodwill impairment of $11.8 million and deferred taxes of $9.7 million.

Net cash provided by investing activities was $17.4 million for the six months ended March 31, 2009, representing an increase of $11.3 million over net cash provided by investing activities of $6.0 million for the six months ended March 31, 2008. The increase of $11.3 million from the investing activities resulted from a decrease in purchases of investments of $43.8 million offset by a decrease in proceeds from maturity of investments of $31.5 million and an increase in property and equipment purchases of $1.0 million.

Net cash used in financing activities totaled $0.6 million for the six months ended March 31, 2009, representing a decrease of $2.0 million over net cash provided by financing activities of $1.4 million for the six months ended March 31, 2008. The decrease of $2.0 million was attributed to $0.6 million in the purchase of treasury stock and a decrease of $1.4 million in proceeds from issuance of common stock during the first half of fiscal 2009.

Our future capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our existing and new technologies, the amount and timing of R&D expenditures, the timing of the introduction of new technologies, expansion of sales and marketing efforts, acquisitions we may pursue, and levels of working capital, primarily accounts receivable. We believe that our current capital resources will be sufficient to meet our needs for at least the next twelve months, although we may seek to raise additional capital during that period and there can be no assurance that we will not require additional financing beyond this time frame. There can be no assurance that additional equity or debt financing, if required, will be available on satisfactory terms.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at March 31, 2009 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$3,070	$1,210	$1,477	$383	$—
Purchase obligations (1)	17,041	9,026	4,927	3,088	—

Total operating lease and purchase obligations	$20,111	$10,236	$6,404	$3,471	$—

(1)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term commercial paper, U.S. government sponsored enterprise bonds and U.S. treasury bills. Our short term investments balance of $29.2 million at March 31, 2009 consists of instruments with original maturities of less than one year. We also hold approximately $4.6 million in U.S. government sponsored enterprise bonds with maturities greater than one year. The estimated fair value of our investment portfolio as of March 31, 2009, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.1 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our condensed consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended September 30, 2008, which we filed with the Securities and Exchange Commission on December 11, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first half of fiscal 2009. The following discussion is of material changes to the risk factors disclosed in that report.

General economic conditions and future terrorist attacks may reduce our revenues and harm our business.

The U.S. and International economy and financial market have experienced significant slowdown and volatility due to the instability of the financial markets, falling consumer confidence and rising unemployment rates. As a result of the deteriorating economic environment, our current or potential future customers may experience serious cash flow problems and may modify, delay or cancel plans to purchase our products. If businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies, integrated device manufacturers and production levels by semiconductor manufacturers could decline. This could adversely affect our revenues which in turn would have an adverse effect on our results of operations and financial condition. In addition, continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions.

We may experience additional losses in the future and may have difficulty returning to profitability.

We recorded a net loss of $29.0 million for the first six months of fiscal 2009 and a net income of $1.7 million for the same period of fiscal 2008. The loss for the six months of fiscal 2009 mainly due to goodwill impairment of $11.8 and tax provision of $11.0 million related to valuation allowance placed against deferred tax assets. Though we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for an additional valuation allowance to be recorded.

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

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of our control. Factors that could cause our revenues and operating results to vary materially from quarter to quarter include the following:

•	large orders unevenly spaced over time, or the cancellation or delay of orders;

•	pace of adoption of new technologies by customers;

•	timing of introduction of new products and technologies and technology enhancements by us and our competitors;

•	our lengthy sales cycle and fluctuations in the demand for our products and products that incorporate our IP;

•	constrained or deferred spending decisions by customers;

•	delays in new process qualification or verification;

•	capacity constraints at the facilities of our foundries;

•	inability to collect or delay in collection of receivables;

•	the timing and completion of milestones under customer agreements;

•	the impact of competition on license revenues or royalty rates;

•	the cyclical nature of the semiconductor industry and the general economic environment;

•	consolidation, merger and acquisition activity of our customer base may cause delays or loss of sales;

•	the amount and timing of royalty payments;

•	non-cash charges such as tax provisions, write-downs of goodwill and other intangible assets;

•	changes in development schedules; and

•	R&D expenditures.

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

The following table provides the specified information about the repurchase of shares by the Company under the Company’s stock repurchase program.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on March 13, 2009. The stockholders approved the following proposals:

1.	Election of two Class III directors to hold office until the 2012 annual meeting of stockholders, until their successors are duly elected and qualified.

Nominee	For	Withheld
Alexander Shubat	17,515,251	3,767,328
Michael L. Hackworth	15,808,706	5,473,873

2.	Approval of an amendment to the Virage Logic Corporation 2002 Equity Incentive Plan, or the Plan, to increase the number of shares of common stock issuable under the Plan by 1,000,000 shares.

For	Against	Withheld	Abstain	Broker Non-Votes
13,999,477	4,746,139	—	203,844	—

3.	Ratification of the appointment of Burr, Pilger & Mayer LLP, as independent auditor of the Company for the fiscal year ending September 30, 2009.

For	Against	Withheld	Abstain	Broker Non-Votes
21,267,725	7,500	—	7,354	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Exhibits

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	VIRAGE LOGIC CORPORATION

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