Form 10-Q
period 2009-06-30
VIRAGE LOGIC CORP
filed 2009-08-10
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, there were 23,986,293 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,570	$13,214
Short-term investments	41,777	31,148
Accounts receivable, net	10,106	16,526
Costs in excess of related billings on uncompleted contracts	1,059	972
Deferred tax assets – current	1,319	1,255
Prepaid expenses and other	2,927	4,995
Taxes receivable	—	2,733

Total current assets	74,758	70,843
Property, plant and equipment, net	4,326	3,966
Goodwill	—	11,751
Other intangible assets, net	5,278	6,270
Deferred tax assets – long-term	5,718	14,548
Taxes receivable – long-term	2,935	—
Long-term investments	—	21,443
Other long-term assets	2,008	383

Total assets	$95,023	$129,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,023
Accrued expenses	5,771	5,678
Deferred revenues	6,487	8,866
Income taxes payable	34	1,702

Total current liabilities	13,488	17,269
Income tax liabilities	1,083	1,083
Other long-term accruals	151	150

Total liabilities	14,722	18,502

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; Authorized shares – 150,000,000 as of June 30, 2009 and September 30, 2008; issued and outstanding shares – 23,983,366 and 23,649,295 as of June 30, 2009 and September 30, 2008, respectively	24	24
Additional paid-in capital	142,346	141,220
Accumulated other comprehensive income	126	207
Treasury stock, at cost (890,000 shares as of June 30, 2009 and 700,000 shares as of September 30, 2008)	(5,130)	(4,564)
Accumulated deficit	(57,065)	(26,185)

Total stockholders’ equity	80,301	110,702

Total liabilities and stockholders’ equity	$95,023	$129,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	$9,007	$10,542	$23,046	$29,277
Maintenance	1,730	1,706	5,318	5,845
Royalties	1,184	2,820	5,931	8,695

Total revenues	11,921	15,068	34,295	43,817

Costs and expenses:
Cost of revenues	2,529	2,614	7,499	8,182
Research and development	6,527	8,015	22,246	20,048
Sales and marketing	2,574	3,658	7,995	11,115
General and administrative	2,090	2,160	6,856	6,046
Goodwill impairment	—	—	11,839	—
Restructuring charges	22	319	1,495	316

Total costs and expenses	13,742	16,766	57,930	45,707

Operating loss	(1,821)	(1,698)	(23,635)	(1,890)
Interest income	167	595	814	2,401
Other income (expense), net	(239)	111	(124)	239

Income (loss) before income taxes	(1,893)	(992)	(22,945)	750
Income tax provision	29	131	7,935	149

Net income (loss)	$(1,922)	$(1,123)	$(30,880)	$601

Net income (loss) per share:
Basic	$(0.08)	$(0.05)	$(1.35)	$0.03

Diluted	$(0.08)	$(0.05)	$(1.35)	$0.03

Weighted average shares used in computing per share amounts:
Basic	22,978	23,542	22,905	23,491

Diluted	22,978	23,542	22,905	23,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,880)	$601
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for doubtful accounts	430	100
Depreciation and amortization	1,012	993
Amortization of intangible assets	992	516
Write off of acquired in-process technology	—	200
Stock-based compensation	1,452	2,156
Excess tax benefits from stock-based compensation	(117)	—
Goodwill impairment	11,839	—
Deferred income taxes	8,765	(1,052)
Changes in operating assets and liabilities:
Accounts receivable	5,933	(3,086)
Costs in excess of related billings on uncompleted contracts	(80)	(190)
Prepaid expenses and other assets	2,044	1,625
Taxes receivable	(203)	(279)
Other long-term assets	(1,625)	146
Accounts payable and accrued liabilities	109	2,021
Deferred revenue	(2,379)	(1,130)
Income taxes payable	(1,660)	(122)

Net cash provided by (used in) operating activities	(4,368)	2,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,702)	(721)
Purchase of investments	(42,387)	(87,538)
Proceeds from maturities of investments	53,265	93,203
Net cash paid for non-volatile memory business segment of Impinj, Inc.	—	(5,200)

Net cash provided by (used in) investing activities	8,176	(256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	38	1,906
Purchase of treasury stock	(566)	—
Proceeds from sale-leaseback transactions	659	—
Excess tax benefits from stock-based compensation	117	—

Net cash provided by financing activities	248	1,906

Effect of exchange rates on cash	300	(299)

Net increase in cash and cash equivalents	4,356	3,850
Cash and cash equivalents at beginning of period	13,214	14,820

Cash and cash equivalents at end of period	$17,570	$18,670

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2008 contained in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2009.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic Corporation and its wholly-owned subsidiaries and operations located in the Republic of Armenia (Armenia), Germany, India, Israel, Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign operations are measured using currencies other than the U.S. dollar as their functional currencies. Accordingly, for these operations all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated using the weighted average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these operations’ financial statements are reported as a separate component of stockholders’ equity, while foreign currency transactions gains or losses, resulting from re-measuring local currencies to the U.S. dollar are recorded in the consolidated statements of operations in other income (expense), net.

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

Accounting for Internal-Use Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. SOP 98-1 permits the capitalization of certain costs, including internal payroll costs, incurred in the connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. In accordance with SOP 98-1, the Company purchased and capitalized costs of approximately $129,000 and $0 during the nine months ended June 30, 2009, and 2008, respectively. Software is amortized for financial reporting purposes using the straight-line method over the estimated useful life of three years.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents as of June 30, 2009 consisted of money market funds. Cash and cash equivalents as of September 30, 2008 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of June 30, 2009, all investment securities are designated as “available-for-sale” and are carried at fair value. The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments. The Company did not carry any long-term investments as of June 30, 2009. Long-term investments for the fiscal year ended September 30, 2008 included government sponsored enterprise bonds of $21.4 million with maturity dates greater than one year.

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

Investments, classified as available-for-sale securities, included the following (in thousands):

	June 30, 2009			September 30, 2008
	Amortized Cost	Unrealized Gain (Loss)	Fair Value	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Government sponsored enterprise bonds	31,146	79	31,225	13,001	(36)	12,965
Commercial paper	6,094	(1)	6,093	13,893	(45)	13,848
Certificates of deposits	2,429	—	2,429	2,328	—	2,328
Corporate bonds	2,026	4	2,030	2,014	(7)	2,007

Short-term investments	41,695	82	41,777	31,236	(88)	31,148

Long-term government sponsored enterprise bonds and corporate bonds	—	—	—	21,585	(142)	21,443

Long-term investments	—	—	—	21,585	(142)	21,443

Total investments	$41,695	$82	$41,777	$52,821	$(230)	$52,591

Investments, classified as available-for-sale securities as of June 30, 2009 and September 30, 2008, are reported as (in thousands):

	June 30, 2009	September 30, 2008
	(In thousands)
Short-term investments	$41,777	$31,148
Long-term investments	—	21,443

Total	$41,777	$52,591

The contractual maturities of investments are as follows as of June 30, 2009 and September 30, 2008 (in thousands):

	June 30, 2009		September 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$41,695	$41,777	$31,236	$31,148
Due after one year through five years	—	—	21,585	21,443

Total	$41,695	$41,777	$52,821	$52,591

The following table shows the gross unrealized losses and market value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government sponsored enterprise bonds	$13,831	$(2)	$—	$—	$13,831	$(2)
Commercial paper	2,496	(1)	—	—	2,496	(1)

Total	$16,327	$(3)	$—	$—	$16,327	$(3)

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

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The Company capitalized $1.4 million and $0 of third party SFAS No. 86 costs, or purchased software, during the nine months ended June 30, 2009 and 2008. The purchased software will start to be amortized when the technology is available for general release to customers. The Company expects the general release date to be around the end of fiscal 2009. There is no amortization expense for software development costs during fiscal 2009.

Goodwill and Intangible Assets

Goodwill

In accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized, but instead are subject to annual impairment tests. As required by the provisions of SFAS 142, the Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. During the second quarter of fiscal 2009 the Company assessed the carrying value of its goodwill balance. The Company determined that the restructuring plan it undertook in the second quarter represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting current operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation, the Company determined that the full amount of its goodwill was impaired. The Company recorded an impairment loss of $11.8 million in the second quarter ended March 31, 2009.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	June 30, 2009			September 30, 2008
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Patents	$4,800	$(2,802)	$1,998	$4,800	$(2,403)	$2,397
Customer lists and contracts	700	(204)	496	700	(98)	602
Technology	3,300	(783)	2,517	3,300	(321)	2,979
Trade name	300	(33)	267	300	(8)	292

Total	$9,100	$(3,822)	$5,278	$9,100	$(2,830)	$6,270

Aggregate amortization expense related to acquired intangible assets totaled approximately $992,000 and $516,000 for the nine months ended June 30, 2009 and 2008, respectively.

Estimated amortization expenses for intangible assets for the remainder of fiscal 2009, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2009	$330
2010	1,322
2011	1,300
2012	943
2013	733
Thereafter	650

Total	$5,278

Stock-Based Compensation

Stock Options and Stock Settled Appreciation Rights (“SSARS”)

As outlined in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company uses the fair value method to apply the provisions of SFAS 123R. Total SFAS 123R compensation expense recognized for the three months ended June 30, 2009 and 2008 were $0.5 million and $0.7 million, respectively. As of June 30, 2009, total unrecognized estimated compensation expense, net of forfeitures related to stock options and SSARs prior to that date, was $3.6 million and will be amortized over a weighted average period of 2.82 years.

The estimated stock-based compensation expense related to the Company’s stock-based awards for the three and nine months period ended June 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
Cost of revenue	$76	$121	$198	$400
Research and development	168	246	524	771
Sales and marketing	11	(80)	(108)	38
General and administrative	270	424	838	947

Stock-based compensation expense	525	711	1,452	2,156
Related tax benefits	(202)	(259)	(559)	(787)

Stock-based compensation expense, net of tax benefits	$323	$452	$893	$1,369
Net stock-based compensation expense, per common share:
Basic	$0.01	$0.02	$0.04	$0.06

Diluted	$0.01	$0.02	$0.04	$0.06

As of June 30, 2009 and 2008, the Company capitalized approximately $147,000 and $92,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

The Company uses the Black-Scholes option pricing model to value the compensation expense associated with its stock-based awards under SFAS 123R. As required by SFAS 123R, employee stock-based compensation expense is calculated based on estimated forfeiture rates. The Company estimates its future forfeitures based on its historical forfeiture experience and future expectations. SFAS 123R requires forfeitures to be estimated at the time of the grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates. If factors change and the Company employs different assumptions in the application of SFAS 123R in future periods, the stock-based compensation expense recognized under SFAS 123R may differ significantly from what has been recorded in the current period. During the nine months ended June 30, 2009 the Company recorded a true-up of stock-based compensation expense recognized in prior periods as a result of an increase in our estimated forfeiture rate in accordance with SFAS 123R.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options and SSARs:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Volatility	53%	43%	49%	44%
Risk-free interest rate	2.5%	3.4%	1.6%	3.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.8 years	4.6 years	4.8 years	4.6 years

The expected stock price volatility rates are based on historical volatilities of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options and SSARs. The average expected life represents the weighted average period of time that options and SSARs granted are expected to be outstanding giving consideration to vesting schedules and its historical exercise patterns. The Black-Scholes weighted average fair values of options and SSARs granted during the three months ended June 30, 2009 and 2008 were $1.68 and $2.35, respectively. The Black-Scholes weighted average fair values of options and SSARs granted during the nine months ended June 30, 2009 and 2008 were $1.43 and $3.34, respectively.

Restricted Stock Units

The Company issues restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2002 Equity Incentive Plan. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized over the vesting period.

The following table summarizes the activity of the Company’s unvested restricted stock units as of June 30, 2009 and changes during the nine months ended June 30, 2009:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2008	1,016,262	$6.84
RSU granted	176,022	$3.61
RSU vested	(351,784)	$6.29
RSU cancelled	(127,175)	$7.40

Nonvested as of June 30, 2009	713,325	$6.21

As of June 30, 2009, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $3.3 million and is expected to be recognized over a period of 2.13 years.

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

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2008	780,185	3,977,726	$8.43
Additional options granted	1,000,000	—	—
Options and SSARs granted	(380,113)	380,113	$3.32
RSUs granted	(176,022)	—	—
Options and SSARs exercised	—	(70,260)	$0.54
Options and SSARs cancelled	734,597	(734,597)	$8.61
RSUs cancelled	127,175	—	—
Awards expired (unissued)	(384,657)	—	—

Balance at June 30, 2009	1,701,165	3,552,982	$8.00

The following table summarizes information about stock options and SSARs outstanding and exercisable at June 30, 2009:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$0.70 - $3.75	417,730		8.51	$3.16	$558	49,392	1.40	$2.51	$99
$4.00 - $5.61	381,627		4.94	$5.07	$35	259,320	2.94	$5.12	$35
$5.65 - $6.94	424,454		8.67	$6.45	$—	130,236	8.00	$6.56	$—
$6.96 - $7.47	506,723		4.91	$7.31	$—	410,335	7.66	$7.38	$—
$7.48 - $8.63	457,863		6.50	$8.17	$—	386,302	5.75	$8.13	$—
$8.65 - $8.87	385,705		6.41	$8.82	$—	283,898	6.03	$8.81	$—
$8.91 - $10.30	531,050		5.92	$9.81	$—	489,671	5.75	$9.85	$—
$10.31 - $16.55	422,080		3.66	$14.08	$—	421,861	3.66	$14.08	$—
$16.70 - $22.37	25,500		5.46	$16.99	$—	25,500	5.46	$16.99	$—
$22.81 - $22.81	250		2.53	$22.81	$—	250	2.53	$22.81	$—

Total	3,552,982	*	6.16	$8.00	$593	2,456,765	5.48	$9.03	$134

* Table of awards outstanding does not include 713,325 unvested restricted stock units.

Vested and expected to vest as of June 30, 2009	3,306,996		5.95	$8.20	$477

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.50 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2009 and 2008 was 0.1 million and 0.5 million, respectively.

The total intrinsic value of options exercised during the nine month periods ended June 30, 2009 and 2008 was $0.2 million and $1.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2009 and 2008 was approximately $38,000 and $1.9 million.

NOTE 2 – RESTRUCTURING CHARGES

During the second quarter of fiscal 2009, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its workforce by 13% primarily in engineering. The restructuring plan resulted in the reduction of 60 employees and closing of its R&D centers in New Jersey and Minnesota. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease termination charges, and other professional services. Total restructuring expense was $1.5 million of which $1.1 million was paid as of June 30, 2009. No further material charges are expected under the plan.

Total restructuring costs accrued as of June 30, 2009 and September 30, 2008 were $0.4 million and $4,000, respectively, which were recorded in accrued expenses on the consolidated balance sheets. Approximately $0.2 million of the accrued restructuring balance of $0.4 million as of June 30, 2009 will be paid in the fourth quarter of fiscal 2009. The remaining amount, consisting mainly of lease payments for the Company’s exited facilities, will continue until the first quarter of fiscal 2011.

The following table summarizes restructuring activity for the nine months ended June 30, 2009 as follows (in thousands):

	Severance	Facility	Other	Total
Balance at September 30, 2008	$4	$—	$—	$4

January 2009 Restructuring Plan	1,140	318	36	1,494

Other adjustments	—	25	—	25

Cash payments	(1,014)	(63)	(28)	(1,105)

Balance at June 30, 2009	$130	$280	$8	$418

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

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(1,922)	$(1,123)	$(30,880)	$601

Shares used in computation:
Shares used in computing basic net income (loss) per share	22,978	23,542	22,905	23,491
Add: Effect of potentially diluted securities	—	—	—	249

Shares used in computing diluted net income (loss) per share	22,978	23,542	22,905	23,740

Basic net income (loss) per share	$(0.08)	$(0.05)	$(1.35)	$0.03

Diluted net income (loss) per share	$(0.08)	$(0.05)	$(1.35)	$0.03

For the computation of diluted net income (loss) per share for the three months ended June 30, 2009 and June 30, 2008, the Company excluded awards totaling approximately 4.3 million shares and 5.5 million shares, respectively, from the calculation of the net income (loss) per share as they are anti-dilutive. Additionally, for the nine months ended June 30, 2009 and June 30, 2008, the Company excluded awards totaling approximately 4.3 million shares and 5.7 million shares, respectively, from the calculation of the net income (loss) per share as they are anti-dilutive.

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

Total comprehensive income (loss) for the three and nine month periods ended June 30, 2009 and 2008, respectively, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(1,922)	$(1,123)	$(30,880)	$601
Foreign currency translation adjustments, net of tax	296	(162)	(250)	(106)
Changes in unrealized gain (loss) on investments, net of tax	13	(123)	200	(18)

Comprehensive income (loss), net of tax	$(1,613)	$(1,408)	$(30,930)	$477

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geography are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total Revenue by Geography
United States	$7,057	$7,532	$16,953	$19,201
Taiwan	1,366	2,323	5,405	6,902
Other Asia (China, Malaysia, South Korea and Singapore)	1,197	1,896	3,931	7,080
Japan	1,043	922	2,394	2,063
Europe, Middle East and Africa (EMEA)	1,011	2,134	4,062	7,199
Canada	247	261	1,550	1,372

Total	$11,921	$15,068	$34,295	$43,817

Total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total License Revenue by Process Node
45 Nanometer technology	39%	25%	37%	18%
65 Nanometer technology	28	42	28	40
90 Nanometer technology	19	18	14	18
Other	5	4	4	9
0.13 Micron technology	4	8	8	11
0.18 Micron technology	4	3	6	4
32 Nanometer technology	1	—	3	—

Total	100%	100%	100%	100%

Total maintenance revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total Maintenance Revenue by Process Node
65 Nanometer technology	30%	34%	25%	33%
90 Nanometer technology	30	36	34	36
45 Nanometer technology	19	2	18	1
0.13 Micron technology	12	18	15	22
0.18 Micron technology	7	9	6	7
32 Nanometer technology	1	—	1	—
Other	1	1	1	1

Total	100%	100%	100%	100%

The Company has only one product line and as such disclosure by product groupings is not applicable.

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $1.9 million and $2.4 million as of June 30, 2009 and 2008, respectively.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No 162 (“SFAS 168”). SFAS 168 states that that the codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”). Once the codification is in effect, all of its content will carry the same level of authority. Thus, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 will be effective for us in the quarter ended September 30, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on its financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 includes existing guidance that was previously included in United States auditing literature. In addition, SFAS 165 clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. SFAS 165 is effective for the Company for the quarter ending June 30, 2009. The adoption of SFAS 165 did not have a material impact of the Company’s financial position or results of operations.

Effective April 1, 2009, the Company adopted three FASB Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income (loss). FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of June 30, 2009.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2009. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

The Company recorded a tax provision of $7.9 million and $0.1 million for the nine months ended June 30, 2009 and 2008. The Company evaluates its deferred tax assets each reporting period and assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable over a reasonable period. Due to the current market conditions and resulting impact on near term financial projections, the Company adjusted its expectations and risks associated with estimates of taxable income in future periods. During the quarter ended March 31, 2009, the Company has determined that the realization of the R&D credits and foreign tax credits to be included in the deferred tax assets is not more likely than not. Based on these facts, the Company has recorded a valuation allowance of $11.0 million against its prior years deferred tax assets and also placed a valuation allowance on current year R&D credits and foreign tax credits in computing its estimated annual tax rate for the fiscal year 2009. As of June 30, 2009, the Company has current and long-term deferred tax assets, net of valuation allowance, totaling $7.0 million which primarily related to temporary timing differences and net operating loss carry-forwards. The Company believes it is more-likely-than not that these deferred tax assets will be realized in the future.

The Indian Tax Authorities completed its assessment of the Company’s tax returns for the tax years 2001 and 2006 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the two year period of approximately $0.4 million, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2006 in future assessment. The assessment orders are not final notices of deficiency, and the Company has immediately filed appeals. The Company believes that the assessments are inconsistent with applicable tax laws and that it has meritorious defense to the assessments.

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

NOTE 9 – FAIR VALUE DISCLOSURE

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of securities at the time of purchase. All securities are classified as available-for-sale. The Company’s short-term and long-term investments are carried at fair value, with the unrealized holding gains and losses reported in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the decline results in a value below cost and is determined to be other than temporary. Realized gains and losses and declines in the value judged to be other than temporary are included in other income and expense. The cost of securities sold is based on the specific identification method.

The Company has invested its excess cash in money market accounts, corporate debt, commercial paper, government agency securities and government sponsored enterprise bonds and considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents. Investments with original maturities greater than six months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short and long-term available-for-sale investments) as of June 30, 2009 (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2
Assets:
U.S. government sponsored enterprise bonds	$31,225	$—	$31,225
Money market funds	15,004	15,004	—
Commercial paper and certificates of deposit	8,522	—	8,522
Corporate debt securities	2,030	—	2,030

Total financial assets	$56,781	$15,004	$41,777

NOTE 10 – STOCK REPURCHASE PROGRAM

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. Since the inception of the program in May 2008, the Company has repurchased 890,000 shares for a total of $5.1 million. The Company has not repurchased additional shares since the extension of the program was authorized on May 14, 2009. As of June 30, 2009, the remaining balance available for future stock repurchase was $14.9 million under the Company’s stock repurchase program.

NOTE 11 – SUBSEQUENT EVENT

The Company adopted SFAS 165 in May 2009. The Company evaluated subsequent events through August 7, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

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

Overview

Business Environment

Virage Logic provides semiconductor intellectual property (IP) to the global semiconductor industry. These various forms of IP are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. Our semiconductor IP offering consists of (1) compilers that allow chip designers to configure our memories, or SRAMs, into different sizes and shapes on a single silicon chip, (2) IP and development solutions for embedded test and repair of on-chip memory instances, (3) software development tools used to design memory compilers, (4) NVM instances, (5) logic cell libraries, and (6) interface IP solutions such as DDR memory controllers. We also provide design services related to our IP to the semiconductor industry.

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

In the third quarter of fiscal year 2009, we derived 86% of our license and maintenance revenue from the more advanced processes, 90-nanometer, 65-nanometer, 45/40-nanometer, and 32-nanometer technologies and 14% of license and maintenance revenue from the older process nodes, predominantly 0.13, 0.18, 0.25 and 0.35 micron technologies. The Company expects the 90-nanometer, 65-nanometer and 45/40-nanometer technologies to drive revenue growth in the foreseeable future while license revenues from the older process nodes decline. Our royalty revenue to date has been from production on the older process nodes. However, we expect future growth in royalty revenues to be driven by the advanced processes, 45-nanometer, 65-nanometer and 90-nanometer technologies, in addition to continued production on the 0.13 and 0.18 micron technologies.

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

Stock Repurchase Program

On May 14, 2009, we announced that our Board of Directors authorized the extension of the expiration date of our stock repurchase program to repurchase up to $20 million in shares of our common stock in the open market or negotiated transactions through December 2010. We intend to use available cash to effect any stock repurchases. At June 30, 2009, the Company’s balance sheet reflected cash and investments totaling $59.3 million. Since the inception of the program in May 2008, we have repurchased 890,000 shares for a total of $5.1 million. We have not repurchased additional shares since the extension of the program was authorized on May 14, 2009. As of June 30, 2009, the remaining balance available for future stock repurchase was $14.9 million under our stock repurchase program.

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

Currently, license fees represent the majority of our revenues. License revenues for the three months ended June 30, 2009 and 2008 were $9.0 million and $10.5 million, respectively. Maintenance revenues for the three months ended June 30, 2009 and 2008 were $1.7 million. Royalty revenues for the three months ended June 30, 2009 and 2008 were $1.2 million and $2.8 million, respectively. License revenues for the nine months ended June 30, 2009 and 2008 were $23.1 million and $29.3 million, respectively. Maintenance revenues for the nine months ended June 30, 2009 and 2008 were $5.3 million and $5.8 million, respectively. Royalty revenues for the nine months ended June 30, 2009 and 2008 were $5.9 million and $8.7 million, respectively.

We have been dependent on a limited number of customers for a substantial portion of our revenues, although our dependence on certain customers over the long term continues to decrease. Our customers comprising the top 10 customer group have changed from time to time. We have two customers that generated 10% or more of our revenue for the three and nine months ended June 30, 2009. We have one customer that generated 10% or more of our revenue for the three months ended June 30, 2008 and two customers that generated 10% or more of our revenue for the nine months ended June 30, 2008.

Sales to customers located outside of North America accounted for approximately 39% and 48% of total sales for the three months ended June 30, 2009 and 2008, respectively. Sales to customers located outside of North America accounted for approximately 46% and 53% for the nine months ended June 30, 2009 and 2008, respectively. Our global sales force, comprised of direct sales representatives and field application engineers as well as third-party sales representatives, are located in North America, Europe, Israel, Japan and the rest of Asia. All revenues to date have been denominated in U.S. dollars.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and nine months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

The table below sets forth the changes in revenues from the three and nine months ended June 30, 2009 to the three and nine months ended June 30, 2008 (in thousands, except percentage data):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$9,007	75.6%	$10,542	70.0%	$(1,535)	(14.6)%
Maintenance	1,730	14.5%	1,706	11.3%	24	1.4%
Royalties	1,184	9.9%	2,820	18.7%	(1,636)	(58.0)%

Total revenues	$11,921	100.0%	$15,068	100.0%	$(3,147)	(20.9)%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$23,046	67.2%	$29,277	66.8%	$(6,231)	(21.3)%
Maintenance	5,318	15.5%	5,845	13.3%	(527)	(9.0)%
Royalties	5,931	17.3%	8,695	19.9%	(2,764)	(31.8)%

Total revenues	$34,295	100.0%	$43,817	100.0%	$(9,522)	(21.7)%

Revenues for the three months ended June 30, 2009 totaled $11.9 million, decreasing 20.9% from $15.1 million for the three months ended June 30, 2008. The decrease resulted from a $1.5 million decrease in license revenues and a decrease of $1.6 million in royalty revenues.

Revenues for the nine months ended June 30, 2009 totaled $34.3 million, decreasing 21.7% from $43.8 million for the nine months ended June 30, 2008. The decrease resulted from a $6.2 million decrease in license revenues, $0.5 million decrease in maintenance revenues, and a decrease of $2.8 million in royalty revenues.

Overall economic conditions during the first three quarters of fiscal 2009, which may continue throughout 2009, have negatively impacted sales. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices.

For the three and nine months ended June 30, 2009 and 2008, total license revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total License Revenue by Process Node
45 Nanometer technology	39%	25%	37%	18%
65 Nanometer technology	28	42	28	40
90 Nanometer technology	19	18	14	18
Other	5	4	4	9
0.13 Micron technology	4	8	8	11
0.18 Micron technology	4	3	6	4
32 Nanometer technology	1	—	3	—

Total	100%	100%	100%	100%

License revenues for the three months ended June 30, 2009 were $9.0 million, representing a decrease of $1.5 million, or 14.6%, as compared to $10.5 million for the three months ended June 30, 2008. The license revenue decrease for the three months ended June 30, 2009 is mainly attributed to decreases of $1.9 million on the 65-nanometer process, $0.4 million on 0.13 micron process and other technologies, $0.2 million on the 90-nanometer process, partially offset by increases of $0.9 million on the 45-nanometer process and $0.1 million on the 32-nanometer process.

License revenues for the nine months ended June 30, 2009 were $23.0 million, representing a decrease of $6.2 million, or 21.3%, as compared to $29.2 million for the nine months ended June 30, 2008. The license revenue decrease for the nine months ended June 30, 2009 is mainly attributed to decreases of $5.1 million on the 65-nanometer process, $2.1 million on the 90-nanometer process, $1.6 million on 0.13 micron process, and $1.6 million on other technologies, partially offset by increases of $3.4 million on the 45-nanometer process, $0.6 million on the 32-nanometer process, and $0.2 million on 0.18 micron process.

For the three and nine months ended June 30, 2009 and 2008, total maintenance revenues by process node are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total Maintenance Revenue by Process Node
65 Nanometer technology	30%	34%	25%	33%
90 Nanometer technology	30	36	34	36
45 Nanometer technology	19	2	18	1
0.13 Micron technology	12	18	15	22
0.18 Micron technology	7	9	6	7
32 Nanometer technology	1	—	1	—
Other	1	1	1	1

Total	100%	100%	100%	100%

Maintenance revenues for the three months ended June 30, 2009 and 2008 were both $1.7 million. Maintenance revenues for the nine months ended June 30, 2009 were $5.3 million, representing a decrease of $0.5 million, or 9.0%, as compared to $5.8 million for the nine months ended June 30, 2008. Maintenance revenues decreased for the nine months ended June 30, 2009 mainly due to decreases of $0.6 million on the 65-nanometer process and, $0.6 million on 0.13 micron process, and $0.3 million on the 90-nanometer process, partially offset by increases of $0.9 million on the 45-nanometer process and $0.1 million on 32-nanometer process and other technologies.

Royalties decreased by $1.6 million, or 58%, from $2.8 million in the three months ended June 30, 2008 to $1.2 million for the three months ended June 30, 2009. Royalties decreased by $2.8 million, or 31.8%, from $8.7 million in the nine months ended June 30, 2008 to $5.9 million for the nine months ended June 30, 2009.

For the three and nine months ended June 30, 2009 and 2008, total revenues by geography were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Total Revenue by Geography
United States	$7,057	$7,532	$16,953	$19,201
Taiwan	1,366	2,323	5,405	6,902
Other Asia (China, Malaysia, South Korea and Singapore)	1,197	1,896	3,931	7,080
Japan	1,043	922	2,394	2,063
Europe, Middle East and Africa (EMEA)	1,011	2,134	4,062	7,199
Canada	247	261	1,550	1,372

Total	$11,921	$15,068	$34,295	$43,817

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three and nine months ended June 30, 2009 and for the three and nine months ended June 30, 2008 (in thousands, except percentage data):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$2,529	21.2%	$2,614	17.4%	$(85)	(3.3)%
Research and development	6,527	54.8%	8,015	53.2%	(1,488)	(18.6)%
Sales and marketing	2,574	21.6%	3,658	24.3%	(1,084)	(29.6)%
General and administrative	2,090	17.5%	2,160	14.3%	(70)	(3.2)%
Restructuring	22	0.2%	319	2.1%	(297)	(93.1)%

Total cost and expenses	$13,742	115.3%	$16,766	111.3%	$(3,024)	(18.0)%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$7,499	21.9%	$8,182	18.7%	$(683)	(8.3)%
Research and development	22,246	64.8%	20,048	45.7%	2,198	11.0%
Sales and marketing	7,995	23.3%	11,115	25.4%	(3,120)	(28.1)%
General and administrative	6,856	20.0%	6,046	13.8%	810	13.4%
Goodwill impairment	11,839	34.5%	—	—	11,839	NM
Restructuring	1,495	4.4%	316	0.7%	1,179	373.1%

Total cost and expenses	$57,930	168.9%	$45,707	104.3%	$12,223	26.7%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expense, allocation of facilities costs, and depreciation expense of acquired software and capital equipment. Cost of revenues for the three months ended June 30, 2009 totaled $2.5 million, representing a decrease of $0.1 million, or 3.3%, from $2.6 million for the three months ended June 30, 2008. The decrease for the three months was primarily attributable to a decrease in stock-based compensation due to the reduction of workforce. Cost of revenues for the nine months ended June 30, 2009 totaled $7.5 million, representing a decrease of $0.7 million, or 8.3%, from $8.2 million for the nine months ended June 30, 2008. The decrease for the nine months was primarily attributable to a decrease in expenses due to the reduction in contract related expenses as a result of lower revenue.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees and capital equipment depreciation expense. Research and development expenses as a percentage of total revenue for the three months ended June 30, 2009 increased to 54.8% from 53.2% for the same period in fiscal 2008. Research and development expenses for the three months ended June 30, 2009 totaled $6.5 million, a decrease of $1.5 million, or 18.6%, from $8.0 million for the three months ended June 30, 2008. The decrease was primarily due to a decrease of $1.9 million in earn outs associated with acquisition milestones of the Ingot acquisition offset by increases of $0.4 million of additional recurring expenses incurred due to the acquisition of NVM IP business segment of Impinj. For the nine months ended June 30, 2009, research and development expenses increased $2.2 million, or 11%, from $20.0 million in fiscal 2008 to $22.2 million in fiscal 2009. The increase was primarily attributable to $3.9 million of additional recurring expenses incurred due to the acquisition of NVM IP business segment of Impinj and $0.7 million of consulting fees offset by $2.4 million decreases in other personnel expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expense, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended June 30, 2009 totaled $2.6 million, representing a decrease of $1.1 million, or 29.6%, over the same period in fiscal 2008. Sales and marketing expenses as a percentage of revenue were 21.6% for the three months ended June 30, 2009, compared to 24.3% for the three months ended June 30, 2008. The decrease in sales and marketing expenses for the three months ended June 30, 2009 was primarily attributable to decreases of $0.6 million of payroll related expense, $0.2 million of marketing and advertising expenses, and $0.2 million of recruiting expenses. For the nine months ended June 30, 2009, total sales and marketing expense decreased by $3.1 million, or 28.1%, from $11.1 million in fiscal 2008 to $8.0 million in fiscal 2009. The decrease was primarily attributed to decreases of $2.6 million of payroll related expense, $0.1 million of stock-based compensation expense, and $0.4 million of other recurring expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended June 30, 2009 totaled $2.1 million, representing a decrease of $0.1 million, or 3.2%, from the three months ended June 30, 2008. General and administrative expenses, as a percentage of total revenue were 17.5% for the three months ended June 30, 2009, compared to 14.3% for the same period in fiscal 2008. The decrease in general and administrative expenses for the three months ended June 30, 2009 was mainly attributable to decreases of $0.3 professional fees and $0.2 million of stock compensation expense offset by $0.2 million of bad debt expense, $0.1 million of higher payroll-related expense and $0.1 million of other recurring expense. For the nine months ended June 30, 2009, total general and administrative expense increased by $0.8 million from $6.0 million in fiscal 2008 to $6.8 million in fiscal 2009. The increase was primarily attributed to increases of $0.4 million of payroll related expense, $0.6 million of bad debt expense, and $0.1 million of consulting expense offset by decreases of $0.3 million of professional fees.

Goodwill Impairment

Goodwill impairment for the nine months ended June 30, 2009 was $11.8 million, representing a write-off of all goodwill as a result of a triggering event The Company determined that the restructuring plan it undertook in the second quarter represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting current operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation, the Company determined that goodwill was impaired in the second quarter of fiscal 2009. There was no impairment loss for the same periods ended June 30, 2008.

Restructuring

Restructuring expense for the nine months ended June 30, 2009 was $1.5 million and primarily consisted of severance charges of $1.1 million and lease termination expense of $0.3 million. Restructuring expense for the same period ended June 30, 2008 was $0.3 million.

Interest Income and Other Income (Expense), net

The table below sets forth the changes in interest income and other income (expense), net from the three and nine months ended June 30, 2009 to the three and nine months ended June 30, 2008 (in thousands, except percentage data):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expense), net:
Interest income	$167	1.4%	$595	4.0%	$(428)	(71.9)%
Other income (expense), net	(239)	(2.0)%	111	0.7%	(350)	(315.3)%

Total interest income and other income (expense), net	$(72)	(0.6)%	$706	4.7%	$(778)	(110.2)%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income (expense), net:
Interest income	$814	2.4%	$2,401	5.5%	$(1,587)	(66.1)%
Other income (expense), net	(124)	(0.4)%	239	0.5%	(363)	(151.9)%

Total interest income and other income (expense), net	$690	2.0%	$2,640	6.0%	$(1,950)	(73.9)%

Interest income and other income (expense), net, for the three months ended June 30, 2009 totaled $0.1 million of expense compared to $0.7 million of income for the same period in fiscal 2008. The decrease of $0.8 million is largely due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities. Interest income and other income (expense), net, for the nine months ended June 30, 2009 totaled $0.7 million of income compared to $2.6 million of income for the same period in fiscal 2008. The decrease of $1.9 million is largely due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities.

Income Tax Provision

The table below sets forth the changes in income tax provision from the three months ended June 30, 2009 to the three months ended June 30, 2008 (in thousands, except percentage data):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision	$29	0.2%	$131	0.9%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision	$7,935	23.1%	$149	0.3%

For the three and nine months ended June 30, 2009, we recorded an income tax provision of $29,000 and $7.9 million, respectively. For the three and nine months ended June 30, 2008, we recorded an income tax provision of $131,000 and $149,000. The provision for income taxes for the nine months ended June 30, 2009 is based on our annual effective tax rate in compliance with SFAS 109. The income tax provision for the nine months ended June 30, 2009 included a provision of $11.0 million related to the valuation allowance placed against deferred tax assets. The fiscal 2009 effective tax rate excluding the discrete item relating to the establishment of a valuation allowance is 40%.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2009	September 30, 2008	Change
Cash and cash equivalents	$17,570	$13,214	$4,356
Short-term and long-term investments	41,777	52,591	(10,814)

Total cash, cash equivalents and marketable debt securities	$59,347	$65,805	$(6,458)

As of June 30, 2009, our cash and cash equivalents totaled $17.6 million, as compared to $13.2 million as of September 30, 2008. As of June 30, 2009 and September 30, 2008, our short-term and long-term investments totaled in aggregate $41.8 million and $52.6 million, respectively. In aggregate, cash, cash equivalents and short-term and long-term investments in marketable securities as of June 30, 2009 totaled $59.3 million, compared to $65.8 million at September 30, 2008. We do not carry any long-term investments as of June 30, 2009. The primary source of our cash in the nine months ended June 30, 2009 was proceeds from maturity of investments and collections of accounts receivable.

	Nine Months Ended
	June 30, 2009	June 30, 2008	Change
Cash provided by (used in) operating activities	$(4,368)	$2,499	$(6,867)
Cash provided by (used in) investing activities	8,176	(256)	8,432
Cash provided by financing activities	248	1,906	(1,658)
Effect of exchange rates on cash	300	(299)	599

Net increase in cash and cash equivalents	$4,356	$3,850	$506

Net cash used in operating activities was $4.4 million for the nine months ended June 30, 2009, representing a decrease of $6.9 million from net cash provided by operating activities of $2.5 million for the nine months ended June 30, 2008. The change in cash flows from operating activities was primarily attributable to a reduction in net income of $31.5 million. The reduction in net income of $31.5 million was offset by increases of $3.0 million in changes in operating assets and liabilities and increases of $21.6 million in non-cash charges primarily due to goodwill impairment of $11.8 million and deferred taxes of $9.8 million.

Net cash provided by investing activities was $8.2 million for the nine months ended June 30, 2009, representing an increase of $8.4 million over net cash used in investing activities of $0.3 million for the nine months ended June 30, 2008. The increase of $8.4 million from the investing activities resulted from decreases in purchases of investments of $45.2 million and business acquisition of $5.2 million offset by a decrease in proceeds from maturity of investments of $40.0 million and an increase in property and equipment purchases of $2.0 million.

Net cash provided by financing activities totaled $0.2 million for the nine months ended June 30, 2009, representing a decrease of $1.7 million from net cash provided by financing activities of $1.9 million for the nine months ended June 30, 2008. The decrease of $1.7 million was attributed to a decrease of $1.9 million in proceeds from issuance of common stock and $0.6 million in the purchase of treasury stock offset by an increase of $0.7 million in proceeds from sale-leaseback transactions and an increase of $0.1 million in excess tax benefits from stock-based compensation.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at June 30, 2009 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$3,476	$1,445	$1,694	$337	$—
Purchase obligations (2)	14,694	8,868	4,205	1,444	177

Total operating lease and purchase obligations	$18,170	$10,313	$5,899	$1,781	$177

(1)	Includes sale-leaseback transactions of computer equipment, which were executed during the quarter ended June 30, 2009. No material gain or loss resulted from these transactions.
(2)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term commercial paper, U.S. government sponsored enterprise bonds and U.S. treasury bills. Our short term investments balance of $41.8 million at June 30, 2009 consists of instruments with original maturities of less than one year. The estimated fair value of our investment portfolio as of June 30, 2009, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.1 million, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our condensed consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended September 30, 2008, which we filed with the Securities and Exchange Commission on December 11, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first nine months of fiscal 2009. The following discussion is of material changes to the risk factors disclosed in that report.

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

We recorded a net loss of $30.9 million for the nine months ended June 30, 2009 and a net income of $0.6 million for the same period of fiscal 2008. The loss for the nine months of fiscal 2009 mainly due to goodwill impairment of $11.8 million and tax charge of $11.0 million related to valuation allowance placed against deferred tax assets. Though we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for an additional valuation allowance to be recorded.

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

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. “See Note 10. Stock Repurchase Program.”

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

Date: August 10, 2009	VIRAGE LOGIC CORPORATION

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