Form 10-K/A
period 2009-09-30
VIRAGE LOGIC CORP
filed 2010-01-28
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 000-31089

Virage Logic Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0416232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4700 Bayside Parkway, Fremont, California	94538
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (510) 360-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

The number of shares of the registrant’s common stock outstanding as of January 15, 2010 was 25,706,531.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Virage Logic Corporation for the fiscal that year ended September 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on December 15, 2009 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2009. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Virage Logic Corporation. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

VIRAGE LOGIC CORPORATION

FORM 10-K/A

FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

CORPORATE GOVERNANCE

We and our Board of Directors are committed to responsible corporate governance to ensure that our Company is managed for the long-term benefit of our stockholders. We have established policies and practices to foster and maintain responsible corporate governance. Our corporate governance documents, including our Code of Conduct, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter, are posted on the Investor Relations page of our website at http://www.viragelogic.com. Printed copies of these documents are also available to stockholders upon written request directed to Virage Logic Corporation, 47100 Bayside Parkway, Fremont, California 94538, Attention: Corporate Secretary.

Code of Conduct

Our Board of Directors has adopted a written Code of Conduct to provide our employees with guidance, as well as policies and procedures to follow in conducting business in a legally and ethically appropriate manner. Our Code of Ethics, promulgated by our Board of Directors, is contained in the Code of Conduct and applies to all directors, officers and employees, including our Executive Chairman, President and Chief Executive Officer and Chief Financial Officer.

Committee Charters

We have adopted written charters for each of the Audit, Compensation and Nominating and Corporate Governance Committees establishing practices and procedures for the committees in accordance with applicable corporate governance rules and regulations. These charters are intended to be reviewed by the committees at least annually and updated as necessary.

BOARD OF DIRECTORS

Director Independence

We require that at least a majority of our Board of Directors be independent in accordance with the NASDAQ Global Market, or NASDAQ, listing standards. Pursuant to the NASDAQ listing standards, an “independent director” is a person other than an officer or employee of a parent corporation or its subsidiaries or any other individual having a relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing standards specify the criteria by which the independence of our directors should be determined.

In accordance with applicable provisions of the NASDAQ listing standards and SEC rules and regulations, our Board of Directors undertook its annual review of the independence of its directors and considered whether there were any transactions or relationships between each director, director nominee or any member of their immediate family and us that would interfere with his or her exercise of independent judgment. As a result of this most recent review, our Board of Directors determined that the following continuing directors and director nominees are independent within the meaning of the NASDAQ listing standards: Michael L. Hackworth, Cathal Phelan and Robert H. Smith.

Meetings of Our Board of Directors and Committees

During the fiscal year ended September 30, 2009, our Board of Directors held 11 meetings. Although we do not have a formal policy with regard to the attendance of members of our Board of Directors at our annual stockholder meetings, all directors are encouraged to attend. All of our directors attended the 2009 annual stockholder meeting.

The Audit Committee held 8 meetings during the fiscal year ended September 30, 2009. The Compensation Committee held 4 meetings during the fiscal year ended September 30, 2009. The Nominating and Corporate Governance Committee held no formal meetings but acted by written consent once during the fiscal year ended September 30, 2009.

Each member of our Board of Directors attended at least 75% of the aggregate number of (i) the total number of meetings of our Board of Directors and (ii) the total number of meetings held by the committees of which he was a member during fiscal year 2009.

Our Board of Directors and the Audit and Compensation Committees periodically hold meetings of only the independent directors or committee members without management present. Although our Nominating and Corporate Governance Committee held no formal meetings in the fiscal year ended September 30, 2009, our independent directors, who include all the members of that committee, from time to time addressed nominating and governance matters during those portions of our regular Board of Directors meetings from which management was excluded.

Committees of Our Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our current Board of Directors committee membership is as follows:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Michael L. Hackworth	Michael L. Hackworth*	Michael L. Hackworth
Cathal Phelan	Robert H. Smith	Cathal Phelan*
Robert H. Smith*

*	Denotes the Chairman of such committee.

Audit Committee

Our Board of Directors has determined that all members of the Audit Committee are independent directors, as defined by the NASDAQ listing standards and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and each of them is able to read and understand fundamental financial statements. Our Board of Directors has determined that Robert H. Smith qualifies as an “audit committee financial expert” as defined by rules promulgated by the SEC.

Our Audit Committee is charged with oversight of the accounting and financial reporting processes of the Company and audits of its financial statements.

Our Audit Committee has the specific authority and responsibility under its charter to:

•	appoint, oversee, evaluate and replace our independent auditor;

•

evaluate the disclosures, reports and other data submitted by the independent auditor to the Audit Committee regarding the auditor’s independence, and oversee the independence of the independent auditor;

•	meet with management and the independent auditor to discuss the annual financial statements and the reports of the independent auditors;

•	review significant changes to our accounting principles and practices proposed by the independent auditor, the internal auditor, or management;

•	review the scope and results of internal audits;

•	evaluate the performance of the internal auditor;

•	prepare minutes of the Audit Committee meetings for our Board of Directors, and report to our Board of Directors on any significant matters arising from the Audit Committee’s work;

•

establish procedures for receipt, retention and treatment of any complaints received by us about our accounting, internal accounting controls or auditing matters and for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	engage independent counsel and other advisers as the Audit Committee determines necessary to carry out its responsibilities;

•	review and approve all related party transactions; and

•	prepare an annual report required by the rules of the SEC for inclusion in our proxy statement, which is included below.

Compensation Committee

Our Board of Directors has determined that all members of the Compensation Committee are independent directors, as defined by the NASDAQ listing standards.

Our Compensation Committee has the specific purpose under its charter to:

•	assist our Board of Directors in its discharge of responsibilities relating to executive and independent director compensation; and

•	oversee incentive, equity-based and other compensatory plans in which executive officers, directors and key employees of the Company or its subsidiaries participate.

Among other things, our Compensation Committee has the specific authority and responsibility under its charter to:

•

develop and periodically review compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits;

•

determine the basis for and recommend for approval by the independent directors the compensation for executive officers other than the Chief Executive Officer, whose compensation is determined by the independent members of our Board of Directors as a whole;

•

supervise, administer and evaluate our incentive, equity-based and other compensatory plans in which executive officers and key employees of us and our subsidiaries participate, including approving guidelines and size of grants and awards, making grants and awards, and any modifications, cancellations, or limits thereto;

•

review and approve, subject to stockholder approval as required, the creation or amendment of any of our incentive, equity-based and other compensatory plans in which executive officers and key employees of us and our subsidiaries participate;

•

review and approve any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers;

•	review periodically the compensation and benefits offered to non-employee directors and recommend changes to our Board of Directors, as appropriate; and

•	retain or terminate any compensation consultants or other advisors to assist the Compensation Committee in evaluating compensation matters or in carrying out its responsibilities.

The Compensation Committee, and our Board of Directors upon recommendation of the Compensation Committee, makes all compensation decisions related to our named executive officers, but does receive information and recommendations from senior officers as discussed below under the caption “Compensation Discussion and Analysis — Role of Management in Compensation Process.”

The Compensation Committee also prepares an annual report required by the SEC rules and regulations for inclusion in our proxy statement, which is included below.

Nominating and Corporate Governance Committee

Our Board of Directors has determined that all members of the Nominating and Corporate Governance Committee qualify as independent directors, as defined by the NASDAQ listing standards. The Nominating and Corporate Governance Committee’s responsibilities include recommending to our Board of Directors nominees for possible election to our Board of Directors, recommending the composition of committees, and providing oversight with respect to corporate governance.

Our Nominating and Corporate Governance Committee has the specific authority and responsibility under its charter to:

•

identify and evaluate individuals qualified to serve as members of our Board of Directors, recommend to our Board of Directors all individuals to be selected by our Board of Directors as candidates for election by the stockholders, or to be elected by our Board of Directors to fill any vacancies or newly created directorships on our Board of Directors;

•	recommend to our Board of Directors the composition of board committees;

•	cause to be prepared and recommend to our Board of Directors the adoption of corporate governance guidelines and review and recommend changes from time to time;

•	cause to be prepared and recommend to our Board of Directors the adoption of appropriate codes of ethics and/or conduct and review and recommend changes from time to time;

•	determine whether non-employee members of our Board of Directors may serve as a consultant or service provider to the Company;

•	make recommendations to our Board of Directors regarding issues of management succession;

•

from time to time, conduct an evaluation of the performance of our Board of Directors, committees of our Board of Directors and individual members of our Board of Directors, and discuss the evaluation with our full Board of Directors;

•	prepare minutes of Nominating Committee meetings for our Board of Directors, and report to our Board of Directors on any significant matters arising from the Nominating Committee’s work; and

•	engage advisers as the Nominating Committee determines necessary to carry out its responsibilities.

During the fiscal year ended September 30, 2009, to the extent action on any of these matters was required or the Nominating Committee members deemed action was appropriate, such action was taken by the independent directors (which includes all members of the Nominating Committee) during the portions of our regular Board of Directors meetings attended only by the independent directors.

Director Nomination

The Nominating and Corporate Governance Committee identifies director nominees qualified to become members of our Board of Directors consistent with criteria established by our Board of Directors, reviews and recommends to our Board of Directors changes to the size and/or composition of our Board of Directors and/or committees and recommends to our Board of Directors the director nominees for election at the annual meeting of stockholders. Director nominees are selected on the basis of their depth and breadth of experience, wisdom, integrity, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to board duties. When determining whether to recommend an individual to our Board of Directors for nomination, the Nominating and Corporate Committee may consider other factors, including:

•	whether the individual meets the NASDAQ listing standards independence requirements;

•	the individual’s past attendance to board and committee meetings and contributions to board and committee activities (if the individual is a director up for reelection); and

•

the individual’s qualifications in the context of our Board of Directors as a whole, in order to determine whether such individual would help our Board of Directors best serve the interests of the Company and our stockholders.

The Nominating and Corporate Governance Committee will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Nominating and Corporate Governance Committee, c/o Corporate Secretary of the Company and should include the following information: (i) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) the name(s) and address(es) of the stockholder(s) making the nomination and the number of shares of our common stock which are owned beneficially and of record by such stockholder(s); and (iii) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in our Bylaws and under the caption “Stockholder Proposals for 2010 Annual Meeting.”

Shareholder Communications with Board of Directors

Any stockholder desiring to communicate with our Board of Directors or with any director regarding the Company may write to Virage Logic Corporation, 47100 Bayside Parkway, Fremont, California 94538, Attention: Corporate Secretary. Such communications will be forwarded to our Board of Directors, the individual director or applicable committee of our Board of Directors as appropriate. In addition, any stockholder, employee or other person may anonymously and confidentially report complaints or concerns related to accounting, internal accounting controls or auditing to the Audit Committee by submitting such information at http://www.ethicspoint.com. Any such reports that are received will be forwarded to the Chairman of the Audit Committee and the Chairman of our Board of Directors.

Members of the Board of Directors

Our Board of Directors is currently divided into three classes of directors. Directors hold office for staggered terms of three years or until their successors are duly elected and qualified, or until the earlier of their death, resignation or removal. One of the three classes is elected each year to succeed the directors whose terms are expiring. Class I Directors will be elected at the annual meeting to serve for terms expiring at the annual meeting in the year 2013. The Class II Directors’ terms will expire in 2011. The Class III Directors’ terms will expire in 2012.

Our Board of Directors currently consists of five directors, divided into three classes. At each annual meeting, the stockholders elect the number of directors in the class whose term is expiring at that annual meeting to a three-year term. Classes I and III currently consist of two directors and Class II currently consists of one director.

The Nominating and Corporate Governance Committee has recommended, and the independent members of our Board of Directors have nominated, J. Daniel McCranie and Robert H. Smith, both of whom are currently Class I directors, for election to our Board of Directors as Class I directors for three year terms. If these individuals are elected as proposed, our Board of Directors after the annual meeting will consist of two Class I directors whose terms will expire upon the annual meeting in 2013, one Class II director whose term will expire upon the annual meeting in 2011 and two Class III directors whose terms will expire upon the annual meeting in 2012.

The names of the directors and their business experiences as of January 29, 2010 are set forth below:

Name	Age	Class of Directors	Term Expires on the Annual Meeting	Business Experience
J. Daniel McCranie	66	Class I	2010	Mr. McCranie has served as our Executive Chairman since October 2008. Previously, Mr. McCranie was our President and Chief Executive Officer from January 2007 to October 2008, our Executive Chairman from March 2006 to January 2007, and the Chairman of our Board of Directors from August 2003 to March 2006. Before joining the Company, Mr. McCranie was Vice President of Sales and Marketing for Cypress Semiconductor from September 1993 to February 2001. Mr. McCranie was Chairman, President and Chief Executive Officer of SEEQ Technology from February 1986 to September 1993. Mr. McCranie currently serves as chairman of the Board of Directors of ON Semiconductor Corporation and a member of the Board of Directors of Cypress Semiconductor Corporation and Actel Corporation. Mr. McCranie was previously Chairman of the Board of Directors of Xicor Inc. and has previously served on the Boards of California Micro Devices and ASAT Holdings Limited. Mr. McCranie holds a B.S. in Electrical Engineering from Virginia Polytechnic Institute.

Robert H. Smith	72	Class I	2010	Mr. Smith has served as a member of our Board of Directors since August 2003. Mr. Smith held a number of positions at Novellus Systems, Inc., including Executive Vice President, Finance & Administration and Chief Financial Officer from October 1996 to January 2002 and Executive Vice President of Administration from January 2002 to August 2002. Previously, Mr. Smith held a number of executive positions in operations, finance and administration with such companies as Memorex Corporation, Control Data Corporation, R.R. Donnelley & Sons Company, and Maxwell Graphics. Currently, Mr. Smith serves as a member of the Boards of Directors of Cirrus Logic, Inc., PLX Technology Inc., ON Semiconductor Corp., and Epicor Software Corp. Mr. Smith holds a B.S. in Business Administration from Oklahoma City University.

Name	Age	Class of Directors	Term Expires on the Annual Meeting	Business Experience
Cathal Phelan	46	Class II	2011	Mr. Phelan has served as a member of our Board of Directors since March 2006. Mr. Phelan has served as Chief Technical Officer of Cypress Semiconductor Corporation since September 2008. For the three years prior to joining Cypress Semiconductor Corporation, Mr. Phelan was Chief Executive Officer and President at Ubicom, Inc., a leading provider of wireless communication processors and software platforms targeted for the media over the home network market. Before joining Ubicom Inc., Mr. Phelan held various management and engineering positions over a 15-year period at Cypress Semiconductor Corporation, including five years as General Manager and Executive Vice President of the personal communications divisions where he focused on USB and wireless USB devices. Prior to his tenure at Cypress Semiconductor Corporation, Mr. Phelan worked for six years at the Philips Research Laboratories in Eindhoven, Netherlands in the Advanced Memory Design Center, focusing on innovative memory architecture and design. Mr. Phelan graduated from the Engineering School of Trinity College at the University of Dublin in Ireland. He received a B.S. in micro-electronic engineering, a B.S. in mathematics and a M.S. in micro-electronic engineering.

Michael L. Hackworth	68	Class III	2012	Mr. Hackworth has served as a member of our Board of Directors since March 2000 and as a Director of Epicor Software Corporation since November 2007. Since 1997, he has also served as Chairman of the Board of Cirrus Logic, a supplier of analog circuits and advanced mixed-signal chip solutions. He served as Cirrus Logic’s President and Chief Executive Officer from January 1985 to June 1998, and continued to serve as its Chief Executive Officer until February 1999. Mr. Hackworth holds a B.S. in Engineering from the University of Santa Clara.

Alexander Shubat	48	Class III	2012	Dr. Shubat co-founded Virage Logic and has served as President and Chief Executive Officer since October 2008 and a member of our Board of Directors since January 1996. Previously, Dr. Shubat was Chief Operating Officer from April 2008 to October 2008 and Vice President of Research and Development and Chief Technical Officer from January 1996 to April 2008. Before co-founding Virage Logic, Dr. Shubat was a Director of Engineering at Waferscale Integration from November 1985 to December 1995, where he managed various groups including design, application-specific integrated circuit and high-speed memory. Dr. Shubat

Name	Age	Class of Directors	Term Expires on the Annual Meeting	Business Experience
holds more than 20 patents and has contributed to more than 25 publications. Dr. Shubat holds a B.S. and an M.S. in Electrical Engineering from the University of Toronto, Canada, a Ph.D. in Electrical Engineering from Santa Clara University, and an executive MBA from Stanford University.

There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the related rules of the SEC require our directors and officers, and any person who beneficially owns more than ten percent of our common shares, to file reports of securities ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of such reports furnished to us, the absence of a Form 3, Form 4 or Form 5 or written representations that no Form 5 was required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our common shares during the fiscal year ended September 30, 2009 were satisfied, with the following exemptions:

Form 4 covering one transaction in March 2009, was filed late for J. Daniel McCranie, our Executive Chairman.

Form 4, covering one transaction in November 2008, was filed late for Alexander Shubat, our President and Chief Executive Officer.

Form 4, covering one transaction in September 2009, was filed late for Brian Sereda, our Vice President of Finance and Chief Financial Officer.

Form 4, covering transactions in June 2009 and September 2009, was filed late for Branimir Buric, our Executive Vice President, Marketing and Sales.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The primary focus of our executive compensation program is to encourage and reward behavior that promotes sustainable growth in stockholder value through attainment of annual and long-term goals. This focus is intended to limit speculative rewards for short-term results. In the following pages, we discuss in detail our executive compensation program that applied to our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and the other most-highly compensated executive officer for fiscal 2009, which officers we refer to as our named executive officers. This discussion includes a description of the philosophy and objectives underlying our executive compensation policies and our most important executive compensation decisions, as well as our analysis of these policies and decisions. This discussion and analysis should give you context and perspective for the data we present in the compensation tables and related footnotes and narratives below, and allow you to gain a better understanding of our fiscal 2009 executive compensation program.

Exiting fiscal 2008 and entering fiscal 2009 in September 2008, our company, the semiconductor industry, and the economy in general were under tremendous stress in light of the unprecedented turmoil in the financial markets and world economies. Our management, Board and Compensation Committee (the “Committee”) were unable to predict with confidence what fiscal 2009 would hold for the company. Therefore, management recommended, and the Committee (with the consent of the Board) agreed, to freeze salaries for our executive officers and reduce other components of overall compensation to try to keep expenses in line with projected revenues in order to maximize stockholder value. In light of this decision, which the Committee believed was consistent with the approach of other companies in the semiconductor industry, the Committee did not undertake a thorough review of industry-wide compensation levels in fiscal 2009 as it had in previous years. The Committee generally had determined that the compensation of executive officers would largely remain unchanged for fiscal 2009.

Compensation Philosophy and Objectives

The Committee oversees and administers our executive compensation programs. In this role, the Committee is generally responsible for setting salaries, determining bonuses and performance objectives for performance based awards (such as stock-settled appreciation rights or RSUs), monitoring, reviewing and approving corporate and individual goals and objectives relevant to our executive compensation program for our named executive officers and our compensation program for our non-employee (or outside) directors.

The Committee has designed our executive compensation program to help us achieve the following four main objectives:

•

Attract and retain highly qualified executive officers by offering a total compensation package that is competitive with those of similarly situated executives serving at comparable companies in the semiconductor industry and executive officers of similar sized companies in Northern California. We value this objective because achieving our corporate business objectives and strategies requires us to attract and retain talented executive officers who have the skills, vision and experience to lead our company.

•

Motivate our executive officers to achieve our business objectives through the use of equity incentives based on achievement linked to our financial and business performance. In general, the Committee believes that our achievement of acceptable and expected corporate results and performance should be a prerequisite to our executives’ achievement of targeted levels of compensation, particularly with respect to discretionary payments of variable pay.

•

Pay for performance, which for us means compensating executives so that each executive’s compensation is tied both to the Company’s achievement of corporate goals (to which each executive contributes) and to the executive’s individual performance (which the executive largely controls). We believe this both promotes goal-oriented performance and rewards individual contributions to our short-term and long-term business performance.

•

Align the compensation interests of our executive officers with the long-term investment interests of our stockholders by compensating our executives with both time-based and performance-based equity awards. In general the Committee believes that equity awards and incentive compensation, in particular in connection with the significant corporate transactions undertaken in fiscal 2009, are appropriate and necessary to drive executive performance and stockholder value in light of the challenging economic conditions in the economy general and those facing our company.

Compensation Consultant and Peer Group

In connection with administering our compensation programs for fiscal 2009, the Committee again engaged Meyercord & Associates (“Meyercord”) to review and assess the competitiveness and design of our outside director compensation and our use of equity compensation as part of our executive compensation program. The Committee engaged Meyercord because of the valuable advice provided by Meyercord over the years and Meyercord’s history with the company and its compensation practices.

In fiscal 2009, the Committee did not ask Meyercord to complete a benchmarking analysis of the compensation of our executive officers although Meyercord attended meetings of the Committee and provided advice and counsel to the Committee throughout fiscal 2009. Instead, the results of the fiscal 2008 benchmarking were referred to periodically as a reference point for compensation decisions in fiscal 2009. For fiscal 2008, in addition to attending the meetings of the Committee and providing advice and counsel to the Committee, Meyercord assisted our Board of Directors with two projects primarily related to benchmarking the compensation of our executive officers, as further described below. In fiscal 2008, as part of these benchmarking projects Meyercord also identified a peer group of our market competitors in the semiconductor and electronic sectors of the technology field that were comparable to us based on revenue and market capitalization. The Committee looked to this peer group to evaluate the range of market compensation offered by similarly situated companies in our industry in fiscal 2008.

This group of companies, which we refer to as our peer group, for fiscal 2008 consisted of:

•	Catalyst Semiconductor

•	Centellium

•	Cogent

•	ESS Technology

•	Exar; Hi/fn, Inc.

•	Leadis Technology

•	Magma Design Automation

•	Microtune

•	MIPS Technology

•	PDF Solutions

•	Pericom Semiconductor

•	Phoenix Technologies

•	PLX Technologies

•	SCM Microsystems

•	Sirenza Micro Devices

•	Synplicity

•	Tessera Technologies

•	Volterra Semiconductor

•	Zilog

The Committee did not select a new peer group for fiscal 2009 because of its decision to leave compensation of executive officers largely unchanged for fiscal 2009. However, the results of the work in fiscal 2008 were relied upon by Meyercord and the Committee from time to time in fiscal 2009 as compensation matters were considered. In making its compensation decisions for fiscal 2008, the Committee worked with Meyercord to review and consider externally prepared compensation surveys (including the Radford Survey) and peer group compensation data from the public filings of the peer group companies in order to best understand the range of market compensation offered by our peer group. In considering all of this information, the Committee gave the greatest weight to compensation data gathered for our market competitors within the peer group.

Compensation Process and Benchmarking

In order to best achieve our compensation philosophy and objectives, the Committee’s initial goal in most years is to establish a total compensation package for each of our named executive officers that is benchmarked at the 50th percentile of both (1) the Radford Survey for public companies in similar regions with similar industries and numbers of employees as the company and (2) our peer group. A formal compensation survey or benchmarking was not done for fiscal 2009, however, we and Meyercord believe that the compensation of our named executive officers currently falls below the 50th percentile of the Radford Survey and our peer group. For fiscal 2008, the Committee benchmarked against the Radford Survey and our peer group because the Committee believes that the Radford Survey is the survey that most closely tracks the compensation practices of our industry and our peer group with whom we compete for executive talent.

Benchmarking total compensation against the Radford Survey and our peer group was not the determinative factor in our fiscal 2009 or fiscal 2008 compensation process. Instead, in determining final compensation packages for each named executive officer, including the specific amounts paid to each named executive officer for each element of compensation, the Committee took into consideration the proposed compensation package as a whole and each element individually, as well as the named executive officer’s past contributions and future expected contributions to our business. In this manner, the Committee’s compensation decisions were its own, and reflect factors and considerations other than the information and recommendations provided by our management and Meyercord if and when the Committee uses its discretion to adjust total compensation packages either above or below initial benchmarks set in 2008. This general philosophy was employed in the Committee’s determination to leave the compensation of our named executive officers largely unchanged for fiscal 2009, and in specific decisions regarding each element of our named executive officers’ compensation other than base salary.

We believe that the process used by the Committee for fiscal 2008 was then and will in future years be effective in helping us achieve the objectives of the compensation program discussed above. We also strongly believe that engaging and retaining the best talent for critical functions may in some cases involve specific negotiations with individual executives who have compensation packages in place with other employers or offered by other potential employers. In order to enable us to hire and retain talented executives, the Committee may determine from time to time that it is in our best interests to negotiate packages that may deviate from our standard practices in setting the compensation for our named executive officers when such deviation is deemed necessary due to competitive or other market forces.

Role of Management in Compensation Process

The Committee or our Board of Directors, upon recommendation of the Committee, makes all compensation decisions for our named executive officers. For fiscal 2009, the compensation for our Executive Chairman was proposed by the Committee and approved by our Board. Our Executive Chairman provided information and compensation recommendations to the Committee related to the performance of our President and Chief Executive Officer, including achievement with respect to special projects and performance related to quarterly performance goals under our quarterly MBO equity incentive plan. Our Executive Chairman and our President and Chief Executive Officer provided information and compensation recommendations to the Committee related to the performance of our other executives, including achievement with respect to special projects and performance related to quarterly performance goals under our quarterly MBO equity incentive plan. In each case, these recommendations also related to appropriate levels and components of compensation, including equity grants, the targets for individual performance or other goals, and such other information as the Committee may request. Our Executive Chairman does not provide information or recommendations to the Committee with respect to his own compensation.

Summary of Primary Elements of Executive Compensation

For fiscal 2009, our executive compensation program was comprised of the following primary elements:

•	Base salary;

•	Quarterly performance-based equity compensation under our MBO equity incentive plan;

•	Long-term equity compensation;

•	Special acquisition-related equity awards;

•	Change in control severance benefits; and

•	Health and welfare benefits.

As a general matter, we do not provide any perquisites to our named executive officers.

Analysis of Fiscal 2009 Executive Compensation

Base Salary. We pay base salary to satisfy our compensation objective of attracting executives and adequately compensating and rewarding them on a day-to-day basis for both the time spent and services performed on our behalf and the skills and experience they bring to us. None of our named executive officers has an employment agreement or other contractual rights to receive a fixed base salary.

For fiscal 2009, the Committee determined that neither Brian Sereda or Branimir Buric would receive an increase in base salary from his 2008 base salary. In October 2009, the Compensation Committee approved an increase for Alex Shubat from $216,000 to $325,000 as a result of his promotion to President and Chief Executive Officer. In May 2009, the Compensation Committee determined that J. Daniel McCranie, in his capacity as the Executive Chairman, would begin receiving an annual cash base salary of $162,500 retroactive to March 2009. For fiscal 2008, J. Daniel McCranie did not receive a cash base salary and only participated in the Company’s Equity Incentive Plan. The Committee made the decision to freeze Messrs. Sereda and Buric’s base salary in light of the challenging economic environment and because it believed the base salary of each of these executive officers still remained relatively competitive compared to their industry peers. Additionally, for fiscal 2010, our Executive Chairman and Chief Executive Officer, in conjunction with our restructuring plans, recommended that no named executive officer receive an increase in base salary from his 2009 base salary due primarily to conditions in the semiconductor industry. Please see the Fiscal 2009 Summary Compensation Table below for more information on the base salaries of our named executive officers for the past three fiscal years.

Quarterly Equity Incentive Compensation. In November 2008, the Committee approved our FY2009 Executive MBO Plan effective as of October 1, 2008, which is a quarterly equity incentive plan that was effective for fiscal 2009. We refer to this plan as our MBO plan (where MBO refers to “Management By Objectives”). The Committee determined that for fiscal 2009, quarterly incentive compensation would be paid in RSUs rather than in cash in order to help conserve our cash resources, to provide our management with a further equity stake in our company and to better help align our management’s compensation interests and performance with our corporate success. The Committee chose to use quarterly incentives rather than annual incentives because, in contrast to the long term equity awards discussed below, awards under the MBO plan are designed to motivate specific behavior that we believe will have an immediate impact on the progress and success or our company. We designed the MBO plan to lead to increased stockholder value and the success of our company by motivating key employees to perform to the best of their abilities to achieve or exceed individual and corporate objectives, and to reward achievement of our short-term business goals as established under our MBO plan.

Quarterly equity incentive awards under the MBO plan are also geared toward helping us retain key executive talent in satisfaction of one of our compensation objectives.

Participants in the MBO plan are eligible to earn restricted stock unit awards on a quarterly basis based upon the achievement of measurable or qualitative performance goals and objectives relating to our company and each individual participant. The Committee decided to use restricted stock unit awards, instead of stock options or other equity-linked awards, in the MBO plan in order to limit dilution of our other stockholders’ equity ownership. The Committee establishes a target number of restricted stock units that each named executive officer may receive for the fiscal year if all individual and company performance goals and objectives are met during the fiscal year. This targeted restricted stock unit amount, which we refer to as the target MBO opportunity, has a monetary value based on a percentage of each named executive officer’s base salary. In setting the target MBO opportunity, the Committee considers the following factors: the difficulty of meeting the objectives, the quarterly goals of the Company, the relevance of the goals to stockholder return, and the relationship of executive MBO awards to awards granted to other employees, and a comparison of the value of the MBO program to cash and equity.

Following the end of each quarterly performance period during the fiscal year, the Committee determines the extent to which the performance goals and objectives were met for that quarter. Based on this assessment, eligible participants in the MBO plan earn a percentage of the restricted stock units comprising their target MBO opportunity as determined by the Committee in its discretion after considering the participant’s quarterly performance and also achievement of corporate objectives. For fiscal 2009, payouts of quarterly equity incentive compensation earned upon achievement of goals under the MBO plan was contingent upon our achievement of at least 80% of the annual revenue level set forth in our annual operating plan, or the AOP, as approved by our Board of Directors, and at least 80% of the annual non-GAAP earnings per share set forth in the AOP, which we refer to together as the financial threshold. Following each fiscal quarter, 75% of any quarterly restricted stock units earned during the quarter under the MBO plan are granted to the named executive officer and immediately vest, and the remaining 25% of the earned restricted stock units are held back by us pending the end of the fiscal year. Participants will receive the held-back restricted stock units only if we meet our annual fiscal year revenue and non-GAAP earnings per share targets, in which case such restricted stock units will vest 30 days following the fiscal year-end. The Committee chose annual fiscal year revenue and non-GAAP earnings per share targets for these purposes because it believed these measures most closely related to stockholder return. In the event the performance goals and objectives for a performance period are not achieved, no equity grant of any kind is made under the MBO plan.

The table below sets forth the target MBO opportunities for our named executive officers in fiscal 2009 along with the actual number of restricted stock units awarded to each such officer based on the Committee’s determination of the extent to which he met his MBO plan objectives.

Named Executive Officer	Target MBO Opportunity	MBO Plan Restricted Stock Units Granted
J. Daniel McCranie	30,000	0

Alexander Shubat	30,000	0

Brian Sereda	20,000	0

Branimir Buric	20,000	0

In terms of the MBO plan’s applicable performance metrics for fiscal 2009, the Committee established a number of qualitative corporate goals and quarterly individual executive officer sub-goals related to the overarching corporate goals. The Committee determined that the primary quantifiable business objectives for fiscal 2009 were to achieve revenue growth and earnings growth in line with our annual operating plan. For fiscal 2009, our top-five qualitative corporate goals were to: (i) build our reputation as a trusted IP partner in the semiconductor industry; (ii) achieve first-to-market status with next generation products; (iii) broaden our product portfolio; (iv) create a strong demand creation capability; and (v) enhance stockholder value. In addition, a quarterly revenue goal, profit goal and maintenance of an employee voluntary turnover percentage, all aligned with fiscal 2009 targets, were three mandatory goals that each executive officer carried as part of his performance goals and objectives. The Committee believes these additional goals are important to drive elements of our performance in support of the revenue and earnings goals. Each named executive officer’s MBO plan goals were weighted based on their importance to our success. The performance goals that our Executive Chairman and our President and Chief Executive Officer were required to complete during our 2009 fiscal year focused on sales bookings, merger and acquisition activity, and enhancement of current technology and delivery of new technology. In addition, all of the named executive officers had revenue and earnings per share goals. The specific minimum threshold revenue and earnings per share goals for fiscal 2009 included quarterly revenue targets of $13.3 million, $14.0 million, $14.8 million and $15.2 million for the first through the fourth quarter, respectively and non-GAAP earnings per share of $0.04, $0.06, $0.07 and $0.08 for the first through the fourth quarter, respectively.

Each of these named executive officers achieved a portion of their sub-goals related to the overarching corporate goals in each of the first quarter and second quarter of fiscal 2009; however neither third quarter individual nor the corporate performance targets were achieved in fiscal 2009 and therefore no held-back restricted stock units were awarded at the end of the fiscal year under the MBO plan. Because we did not reach our corporate targets under the MBO plan for 2009, the MBO plan was not a material part of our named executive officers’ compensation for fiscal 2009, but we currently expect that the MBO plan will be a material part of our named executive officers’ compensation for fiscal 2010.

For fiscal 2010, payouts of quarterly equity incentive compensation earned upon achievement of goals under the MBO plan will be contingent upon our achievement of at least 90% of the annual revenue level set forth in our annual operating plan as approved by our Board of Directors, or the AOP, and at least 50% of the annual non-GAAP earnings per share set forth in the AOP, which we refer to together as the financial thresholds. At this point, we do not know if we will actually achieve the financial thresholds established for the MBO plan for fiscal 2010, especially given that we did not achieve the pre-established corporate goals for fiscal 2008 and 2009. The Committee, however, has chosen these particular goals because it believes the financial thresholds are challenging but attainable.

We also maintain a profit sharing plan under which our employees, including the named executive officers, may earn annual cash incentive payments based on our achievement of company-wide performance objectives. No named executive officer was eligible for an annual cash incentive payment for fiscal 2009, and therefore the profit sharing plan was not an element of our named executive officers’ compensation for fiscal 2009.

Long-Term Equity Incentive Compensation. We believe that, in addition to short-term equity incentive awards, long-term service-based equity awards are also an essential component of executive compensation and help align our named executive officers’ compensation interests with the long-term investment interests of our stockholders. While we did not conduct a detailed benchmarking study for fiscal 2009 as discussed above, the Committee and Meyercord believe that the targeted long-term equity incentive awards for our named executive officers are at or below the 60th to 70th percentile, and for all other employees are at or below the 50th to 60th percentile. Long-term equity incentive compensation is a significant component of our compensation program, and therefore the Committee believed it remained appropriate in fiscal 2009 to continue to choose percentiles which may be above the median percentile of our peer group, though less so than in 2008. For fiscal 2008, we targeted long-term equity incentive awards for our named executive officers at the 60th to 70th percentile, and for all other employees at the 50th to 60th percentile, based on the Radford Survey. Equity awards are generally subject to multiple-year vesting provisions to encourage executive officers to remain in our employ and to align their interests with the long-term interests of our stockholders during the vesting period.

Each year, the Committee reviews the outstanding equity holdings of our named executive officers before making additional grants to the named executive officers, including a review of the number of shares that continue to be subject to vesting provisions under prior grants. This review helps the Committee determine the size of the annual service-based equity grants to be made to each of the named executive officers. In addition, the Committee takes into account such factors as:

•	the named executive officer’s responsibility level;

•	a comparison of awards made to individuals in similar positions at our peer group companies listed above and at companies included in public surveys reviewed by the Committee from time to time;

•	our long-term objectives for maintaining and expanding technological leadership through product development and growth;

•	our expected performance during the fiscal year;

•	individual performance, including a consideration of each individual’s expected future role with the company and his particular responsibilities within the company; and

•	individual contributions to corporate performance during the prior fiscal year.

Since fiscal 2006, we have delivered long-term equity awards to our named executive officers in the form of stock-settled stock appreciation rights and, more recently, restricted stock units. The Committee chose to use stock-settled stock appreciation rights rather than stock options given the lower dilution impact upon exercise, and restricted stock units rather than stock options as full-value awards in certain circumstances in order to create immediate and direct monetary value for the named executive officers.

For fiscal 2009, we granted service-based stock-settled stock appreciation rights with an exercise price per share equal to the closing market price of our common stock on the date of grant. Stock-settled stock appreciation rights granted to our named executive officers typically vest over a four-year period, with an initial one-year cliff vest and monthly vesting thereafter on a ratable basis. The Committee chose this vesting structure because it believes this is the predominant vesting schedule in the semiconductor industry and Silicon Valley. Restricted stock units, when awarded to our named executive officers, are generally calibrated to consist of approximately 1/3rd the number of shares as comparable stock-settled stock appreciation rights awards, which results in the lower usage of shares under the 2002 Plan. Restricted stock units also typically vest annually over a four-year period. We believe this four-year vesting period encourages our named executive officers to remain in our employ and also focuses the named executive officers on the long-term performance of our company for the benefit of both themselves and our stockholders. We believe the four-year vesting period, together with annual grants expected to be made in successive years, will help us achieve our compensation objectives while striking an appropriate balance among the interests of our company, our stockholders and the individual named executive officers in terms of the retention, value creation and compensatory aspects of these equity awards.

For fiscal 2009, we granted 200,000 service-based stock-settled stock appreciation rights to Alexander Shubat and 75,000 service-based stock-settled stock appreciation rights to Branimir Buric. Neither J. Daniel McCranie or Brian Sereda received any service-based stock-settled stock appreciation rights as an incentive award in fiscal 2009. In determining the size of the annual service-based equity award granted to each named executive officer during fiscal 2009, the Committee considered peer group compensation data from fiscal 2008 and other compensation data reviewed by Meyercord, as described above.

Please see the Fiscal 2009 Grants of Plan-Based Awards Table below for more information on the size of the 2009 awards and the grant-date fair value of these awards as determined under SFAS No. 123(R) for purposes of our financial statements.

Special acquisition-related equity awards. As described above, we did not achieve the pre-established corporate goals under the MBO plan during fiscal 2009 and, as a result, no held-back restricted stock units were awarded after the end of year 2009 under the MBO plan. One of our key corporate objectives for fiscal 2009, however, was not reflected in the MBO plan goals, namely the completion of two significant transactions that we believe are critical to the execution of our long terms strategic plan. These transactions were our acquisition of ARC International in September 2009 and our acquisition of certain assets from NXP B.V. which closed in November 2009 but had been negotiated for several months in fiscal 2009 prior to closing. In recognition of the named executive officers’ individual achievements in connection with these significant corporate transactions, on December 10, 2009, the Committee awarded the following number of restricted stock units to the named executive officers:

Named Executive Officer	Restricted Stock Units
J. Daniel McCranie	10,000

Alexander Shubat	10,000

Brian Sereda	7,000

Branimir Buric	7,000

Please see the Fiscal 2009 Grants of Plan-Based Awards Table below for more information about these equity awards.

Change in Control Severance Benefits. We currently are a party to change in control severance agreements with each of Messrs. McCranie, Shubat, Sereda and Buric. Although we initially provided these benefits as a means of remaining competitive with our peers for the attraction and retention of executive talent, we also believe that offering these benefits could help focus the specified named executive officers on stockholder interests when considering strategic alternatives. The agreements with Messrs. McCranie, Shubat, Sereda and Buric each provide that in the event the named executive officer is terminated other than for cause, or voluntarily terminates his employment for “good reason”, during a period of 12 months following a change in control or 30 days prior to a change in control, the named executive officer will receive an acceleration and full vesting of an aggregate of 50% of the unvested shares or other securities covered by each outstanding equity incentive award held by the named executive officer, extension of the exercise period for option awards by an additional 90 days and a lump sum cash payment of any accrued and unpaid salary through the date of termination and any bonuses earned for any completed performance period. For more information about these arrangements and provisions, see “Executive Compensation — Potential Payments Upon Termination or Change in Control” below. We believe accelerated equity incentive vesting in connection with a change in control and involuntary termination of employment following a change in control is appropriate because of our concerns regarding assuring the continued service of our key executive officers in the face of a potential change in control transaction and to provide a degree of employment security to the named executive officers. Given the uncertainty regarding the continued employment of named executive officers that typically occurs in a change in control situation, coupled with the importance of long-term equity awards in our executive compensation program, we believe that this vesting protection helps us assure the named executive officers that they will not lose the expected value of their equity awards because of a change in control.

Health and Welfare Benefits. Our named executive officers are eligible to participate in benefit programs designed for all of our full-time employees. These programs include a 401(k) savings plan and medical, dental, disability and life insurance programs. Our 401(k) plan is a qualified employee contributory plan with no employer-matching feature. We offer all of these health and welfare benefits in order to provide a competitive total compensation and benefits package to our employees.

Other Arrangements. As described above, in order to hire and retain talented executives, the Committee may determine that it is in our best interests to negotiate compensation arrangements that deviate from our standard practices when such deviation is deemed necessary due to competitive or other market forces. One such situation in fiscal 2009 was the Committee’s decision to award the special acquisition-related equity awards described above.

Stock Ownership or Retention Guidelines

We have not adopted stock ownership or equity retention guidelines for our named executive officers. To date, our compensation programs have been significantly weighted in favor of long-term equity incentives. We may consider adopting equity ownership guidelines or retention guidelines in the future if we determine it is appropriate and in the best interests of our stockholders and the company.

Tax and Regulatory Considerations

Section 162(m) of the Internal Revenue Code limits the company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is performance-based compensation within the meaning of the Internal Revenue Code. The Committee’s general policy with respect to Section 162(m) is to try and preserve the deductibility of compensation payable to executive officers, although deductibility is only one among a number of factors considered in determining appropriate levels or means of compensation for these officers. The Committee has determined that stock options and stock-settled stock appreciation rights with an exercise price at least equal to the fair market value of our common stock on the date of grant, as well as restricted stock units with performance requirements granted under the Plan, will be treated as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code.

Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

EXECUTIVE COMPENSATION

The following tables, footnotes and narratives set forth information for the periods indicated about the compensation paid to or earned by the following individuals, who we refer to as our named executive officers:

•	Mr. J. Daniel McCranie, our Executive Chairman;

•	Mr. Alexander Shubat, our President and Chief Executive Officer;

•	Mr. Brian J. Sereda, our Vice President of Finance and Chief Financial Officer; and

•	Mr. Branimir R. Buric, our Executive Vice President, Marketing and Sales.

Fiscal 2009 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
J. Daniel McCranie	2009	91,714	(3)	—		370,626		—		—	—		462,340
Executive Chairman(4)	2008	300,000	(5)	—		307,354		458,125	(6)	—	—		1,065,479
	2007	220,577	(7)	—		—		556,673	(7)	—	50,000	(8)	827,250

Alexander Shubat	2009	325,000		—		349,775		158,554		—	—		833,328
President and Chief Executive Officer(9)	2008	216,648		1,946		153,980		112,777		—	—		485,351
	2007	216,648		4,986		11,764		154,479		—	—		387,877

Brian Sereda	2009	250,000		—		48,400		49,918		—	—		348,318
Vice President of Finance and Chief Financial Officer	2008	11,378	(10)	15,000	(11)	1,590	(12)	1,642	(13)	—	—		29,610

Branimir Buric	2009	200,000		—		85,412		46,685		—	15,529	(15)	347,627
Executive Vice President, Marketing and Sales(14)	2008	200,000		—		26,832		63,437		—	4,493	(15)	294,762

(1)	For fiscal 2009, this column reflects the amounts of compensation cost recognized for fiscal year 2009 for financial statement reporting purposes under ASC 718 (disregarding the effect of certain forfeiture assumptions relating to service-based vesting conditions) with respect to restricted stock units awarded in 2009 and in prior years. We describe the assumptions made in determining these values in Note 1 to our Annual Report on Form 10-K for the year ended September 30, 2009.
(2)	For fiscal 2009, this column reflects the amounts of compensation cost recognized for fiscal year 2009 for financial statement reporting purposes under ASC 718 (disregarding the effect of certain forfeiture assumptions relating to service-based vesting conditions) with respect to stock option awards in prior years and stock-settled stock appreciation rights awards in 2009 and in prior years. We describe the assumptions made in determining these values in Note 1 to our Annual Report on Form 10-K for the year ended September 30, 2009.
(3)	Represents compensation earned or paid from March 7, 2009 (the date on which Mr. McCranie was appointed Executive Chairman) to the end of fiscal year 2009 at an annual rate of $162,500.
(4)	Mr. McCranie currently serves as our Executive Chairman, but formerly served as our President and Chief Executive Officer from January 2007 to September 30, 2008. On March 7, 2009, Mr. McCranie agreed to receive an annual salary of $162,500. Prior to this Mr. McCranie did not receive a salary, but did earn compensation through our Equity Incentive Plan.
(5)	Represents the amount of cash salary Mr. McCranie was entitled to receive for fiscal year 2008. However, in fiscal 2007, Mr. McCranie elected to receive stock-settled stock appreciation rights in lieu of salary for the final quarter of fiscal 2007 and all of fiscal 2008. These stock-settled stock appreciation rights were granted to Mr. McCranie during fiscal 2007.
(6)	Represents the amount of compensation cost recognized in fiscal year 2008 in excess of the amount of salary for 2008 foregone at Mr. McCranie’s election.
(7)

Please note that these amounts differ from the amounts shown in these columns in the Fiscal 2007 Summary Compensation Table included in our proxy statement for the 2008 annual meeting. The amount in the “Salary” column last year included $111,424 compensation cost recognized in fiscal year 2007 in excess of $75,000 of salary for 2007 foregone at Mr. McCranie’s election. This excess amount is instead included in the “Options Awards” column in this table.
(8)	Represents the amount of compensation Mr. McCranie received during the first quarter of fiscal 2007 for consulting services he provided as our Executive Chairman, prior to becoming our President and Chief Executive Officer in January 2007. This amount was included in the 2007 Director Compensation Table included in our proxy statement for the 2008 annual meeting.
(9)	Dr. Shubat currently serves as our President and Chief Executive Officer, and formerly served as Vice President of Research and Development, Chief Technical Officer, from January 1996 to April 2008 and as Chief Operating Officer from April 2008 to September 30, 2008. On October 2, 2008, Dr. Shubat was promoted to President and Chief Executive Officer with an annual salary of $325,000. Mr Shubat also received a 200,000 service-based stock-settled stock appreciation rights award.
(10)	Represents compensation earned or paid from September 15, 2008 (the date on which Mr. Sereda was appointed Chief Financial Officer and Vice President of Finance) to the end of fiscal year 2008.
(11)	Represents a one-time sign-on bonus.
(12)	Represents a restricted stock units grant for 40,000 shares of our common stock received upon commencement of Mr. Sereda’s employment.
(13)	Represents stock-settled stock appreciation rights grant with respect to 100,000 shares of our common stock received upon commencement of Mr. Sereda’s employment.
(14)	Mr. Buric currently serves as our Executive Vice President, Marketing and Sales, and formerly served as our Executive Vice President, Marketing , Vice President of Product Marketing, Senior Director of Strategic Business Solutions and Senior Director of Business Development and IP Platform Marketing.
(15)	Represents commission payments Mr. Buric received for services performed. On August 6, 2008, Mr. Buric was promoted to Executive Vice President of Sales and Marketing with a salary of $200,000. Mr. Buric also received a 75,000 service-based stock-settled stock appreciation rights award.

Fiscal 2009 Grants of Plan-Based Awards Table

Name	Grant Date		Estimated Possible Payouts Under Equity Incentive Plan Awards Target (#)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)		All Other Options Awards: Number of Securities Underlying Options (#)(3)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
J. Daniel McCranie	10/22/08		—	4,367	(5)	—		—	16,376
	11/06/08	(6)	30,000	—		—		—	—
	05/29/09		—	11,307	(7)	—		—	45,002

Alexander Shubat	10/22/08		—	4,621	(5)	—		—	17,329
	10/22/08		—	—		200,000	(9)	3.75	319,360
	11/06/08	(6)	30,000	—		—		—	—

Brian Sereda	11/06/08	(6)	20,000	—		—		—	—

Branimir Buric	10/22/08		—	1,963	(5)	—		—	7,361
	11/06/08	(6)	20,000	—		—		—	—
	08/06/09		—	25,000	(8)	—		—	114,500
	08/06/09		—	—		75,000	(9)	4.58	160,095

(1)	This column represents target opportunities for performance-based restricted stock unit awards made during the fiscal year 2009. For fiscal 2009, there were no payouts for these awards.
(2)	This column represents service-based restricted stock units awards made during fiscal year 2009. All awards were made under the Plan.
(3)	This column represents stock-settled stock appreciation rights awards made in fiscal year 2009. Each award represents the right to receive the appreciation value of one share of our common stock minus the base price per share, subject to vesting conditions. All awards were made under the Plan.
(4)	For stock-settled stock appreciation rights and restricted stock units, these amounts represent the full grant date fair value of the awards computed in accordance with SFAS No. 123(R). We describe the assumptions made in determining these values in Note 1 to our Annual Report on Form 10-K for the year ended September 30, 2009.

(5)	Represents the restricted stock units granted to reward the named executive officer for his or her individual contributions to our company’s performance during fiscal year 2008.
(6)	This represents the target MBO opportunities for fiscal year 2009 if all individual and corporate performance targets were met during the year. For fiscal 2009 there were no payouts.
(7)	Represents a annual board of director grant equivalent to $45,000 or 11, 307 shares based on a grant date share price of $3.98. These restricted stock units are fully vested and exercisable at the date of grant.
(8)	As part of the promotion to Executive Vice President of Marketing and Sales a restricted stock unit award was granted and vests 25% annually over a four-year period commencing with the first anniversary of the date of grant.
(9)	This stock-settled stock appreciation rights award vests 25% annually over a four-year period commencing with the first anniversary of the date of grant.

Employment Agreements and Arrangements

Employment Arrangement with J. Daniel McCranie

On January 7, 2007, Mr. McCranie accepted an offer of employment with us. The offer letter provided for Mr. McCranie’s employment as President and Chief Executive Officer at an initial base salary of $300,000. Mr. McCranie was also eligible to participate in our 401(k), medical, dental, vision and life insurance plans. Mr. McCranie’s service as our President and Chief Executive Officer ended in September 2008, at which time he became our Executive Chairman.

Employment Arrangement with Brian Sereda

On August 20, 2008, Mr. Sereda accepted his offer of employment with us. The offer letter provided for Mr. Sereda’s employment as Vice President and Chief Financial Officer at an initial base salary of $250,000 and for Mr. Sereda to participate in our MBO plan with an annual rate of target MBO opportunities equivalent to 35% of his annual base salary, with his participation beginning in fiscal year 2009. Mr. Sereda received a one-time cash sign-on bonus of $15,000 pursuant to his offer letter. In connection with his commencement of employment with us, Mr. Sereda received a stock-settled stock appreciation rights grant with respect to 100,000 shares and a restricted stock units grant with respect to 40,000 shares, each of which will vest over four years. Mr. Sereda is also eligible to participate in our 401(k), medical, dental, vision and life insurance plans.

Outstanding Equity Awards at Fiscal 2009 Year-End Table

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
J. Daniel McCranie	08/01/03	(5)	120,000	—	8.74	08/01/13	—		—	—		—
	03/19/05	(6)	60,000	—	11.65	03/19/15	—		—	—		—
	03/17/06	(5)	12,000	—	10.31	03/17/16	—		—	—		—
	03/20/06	(5)	160,000	—	10.30	03/20/16	—		—	—		—
	07/02/07	(5)	297,000	—	7.47	07/02/12	—		—	—		—
	03/07/08	(5)	—	—	—	—	—		—	50,000	(7)	260,500

Alexander Shubat	07/13/01	(6)	100,000	—	16.56	07/13/11	—		—	—		—
	02/08/02	(5)	55,000	—	16.11	02/08/12	—		—	—		—
	01/29/03	(5)	55,000	—	5.61	01/29/13	—		—	—		—
	08/31/04	(5)	55,000	—	9.39	08/31/14	—		—	—		—
	11/09/06	(5)	19,125	7,875	8.82	11/09/16	—		—	—		—
	11/08/07	(5)	27,500	32,500	9.30	11/08/17	—		—	—		—
	05/30/08	(5)	—	—	—	—	25,000	(9)	130,250	50,000	(9)	260,500
	10/22/08	(5)	—	200,000	3.75	10/22/18	—		—	—		—

Brian Sereda	09/18/08	(5)	25,000	75,000	4.84	09/18/18	30,000	(10)	156,300	—		—

Branimir Buric	08/13/04	(11)	15,000	—	8.63	08/13/14	—		—	—		—
	09/01/05	(5)	18,000	—	7.81	09/01/15	—		—	—		—
	09/05/07	(5)	20,000	20,000	6.96	09/05/17	—		—	—		—
	06/30/08	(5)	—	—	—	—	3,250	(8)	16,933	—		—
	09/05/08	(5)	—	—	—	—	22,500	(10)	117,225	—		—
	08/06/09	(11)	—	75,000	4.58	08/06/19	25,000	(10)	130,250	—		—

(1)	These columns represent vested and unvested stock-settled stock appreciation rights and stock option grants.
(2)	Stock-settled stock appreciation rights generally vest over a four-year period, with 25% vesting on the first anniversary of the date of grant and thereafter monthly on a ratable basis.
(3)	This column represents outstanding restricted stock unit awards.
(4)	The amounts in these columns are calculated by multiplying the closing market price of our common stock as of September 30, 2009 ($5.21 per share) by the number of restricted stock units listed for the specified named executive officer.
(5)	Granted under our 2002 Equity Incentive Plan.
(6)	Granted under our 1997 Equity Incentive Plan.
(7)	One-half of this award of an aggregate of 100,000 restricted stock units vests on the anniversary of the grant and one-half is performance-based and will vest upon achievement of certain performance conditions.
(8)	This restricted stock units award vests one-half on the first anniversary of the date of grant and one-half on the second anniversary of the date of grant.
(9)	One-half of this award of an aggregate of 100,000 restricted stock units vests annually over a two-year period commencing on the anniversary of the date of grant and one-half is performance-based and will vest upon achievement of certain performance conditions.
(10)	This restricted stock unit award vests 25% annually over a four-year period commencing with the first anniversary of the date of grant.
(11)	Granted under the Systems, Inc. 2001 Incentive and Non-statutory Stock Option Plan, or the In-Chip Plan.

Fiscal 2009 Option Exercises and Stock Vested Table

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Daniel McCranie	—	—	65,674	186,378
Alexander Shubat	—	—	31,121	122,769
Brian Sereda	—	—	10,000	49,300
Branimir Buric	—	—	13,714	62,706

(1)	During the fiscal year ended September 30, 2009, none of our named executive officers exercised stock options or stock-settled stock appreciation rights.

Pension Benefits

We do not offer qualified or non-qualified defined benefit plans sponsored by us to our named executive officers.

Non-Qualified Deferred Compensation

We do not offer non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us to our named executive officers.

Potential Payments upon Termination or Change in Control

Change in Control Severance Agreements

In the interest of assuring the continued dedication of our named executive officers despite the potential for, or occurrence of, a change in control of the company, we have entered into Change in Control Severance Agreements (which we refer to as the change in control agreements) with Messrs. McCranie, Shubat, Sereda and Buric. Under the change in control agreements, each of these named executive officers will receive the acceleration and full vesting of an aggregate of 50% of the unvested shares or other securities covered by each equity incentive award held by the named executive officer if the named executive officer is terminated other than for cause or good reason during a period of 12 months following a change in control or 30 days prior to a change in control.

Under the change in control agreements, a change in control is defined as:

•	the acquisition of 50% or more of our outstanding common stock or voting securities (subject to certain exceptions);

•	a change in composition of our Board of Directors resulting in board member turnover not approved by incumbent board members;

•

consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets unless no person following such transaction owns greater than 50% of the surviving entity’s common stock or voting securities and at least a majority of the members of the board of directors of the resulting corporation were members of our Board of Directors before the transaction; or

•	a liquidation or dissolution of the company.

Cause is defined under the change in control agreements as any act or omission committed by a named executive officer after the effective date of the change in control agreement that results in either a conviction or plea of “guilty” or “no contest” to a felony under federal or state law, or a conviction for any crime that constitutes fraud, theft, or misappropriation of our property, or any other crime that materially injures our business or reputation. The change in control agreements also define good reason as the occurrence of any of five specified circumstances after a change in control of the company for which a named executive officer has not provided express written consent, and these circumstances are not fully corrected prior to the date of termination indicated in a named executive officer’s notice of termination. These circumstances include (i) our failure to obtain the agreement of any successor to assume our obligations under the change in control agreements; (ii) a material diminishment in a named executive officer’s authority, duties or responsibilities; (iii) a reduction in base salary or diminishment of a named executive officer’s bonus opportunity (other than as part of a broad readjustment across the executive management team); (iv) a reduction in benefits; or (v) a relocation of more than 35 miles.

In addition, under the change in control agreements, named executive officers will receive a lump cash payment on the date of termination of any accrued and unpaid salary through the date of termination and/or bonuses earned for any completed performance period but not yet paid and any earned, unused vacation time. As a condition of being entitled to these additional benefits, our named executive officers subject to the change in control agreements have each agreed to release us from all claims related to their employment with us.

In the table below, we summarize the estimated payments that would be made to each of our named executive officers as of September 30, 2009 in the event of a termination of employment following a change in control either by us for any reason other than cause or by the named executive officer for good reason in accordance with the arrangements described above. Our named executive officers are not entitled to any post-termination payments or benefits under any other termination scenario. The entries for each named executive officer should be read together with the description of that officer’s employment arrangement above, as applicable.

Potential Payments on Termination of Employment Table(1)

Name of Executive Officer	Value of accelerated stock options, restricted stock units and stock-settled stock appreciation rights(2)
J. Daniel McCranie	$130,250

Alexander Shubat	$341,375

Brian Sereda	$92,025

Branimir Buric	$155,829

(1)	The values in this table have been calculated as of September 30, 2009, and only reflect the acceleration of unvested awards as of this date. The table does not reflect the value, if any, of vested awards.
(2)	Represents the value of accelerated restricted stock units provided to each named executive officer in the event of a change in control, equal to the incremental value of 50% of such equity incentive awards held by each named executive officer as of September 30, 2009, based on the closing market price of our common stock of $5.21 per share for that date, over the exercise price of the award, if applicable. Some stock options and stock-settled stock appreciation rights held by Messrs. Shubat and Bruric as of September 30, 2009 had exercise prices above the closing market price of our common stock on such date, and therefore there is no value attributable to those awards as of September 30, 2009 for these named executive officers for the purpose of calculating these potential payments in the event of a change in control.

Director Compensation

Compensation for non-employee directors consists of annual cash compensation and equity compensation, as described below. Employee directors receive no compensation for their services as directors.

Annual Cash Compensation. Our non-employee directors each receive a cash director fee in the amount of $7,500 per quarter for his services as a member of our Board of Directors. On an annual basis, our lead director of our Board of Directors, who is currently Robert H. Smith, receives an additional cash fee of $6,000.

The chairpersons and members of the committees of our Board of Directors receive additional annual cash retainers as follows:

	Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee
Chairperson	$15,000	$7,500	$5,000
Member	$6,000	$3,000	$1,000

In addition, our non-employee directors are reimbursed for certain expenses they incur in connection with attending board and committee meetings.

Equity Compensation. In addition to paying cash compensation, we have historically granted equity awards each year to our non-employee directors. Since fiscal year 2006, we have awarded stock-settled stock appreciation rights and stock options to our non-employee directors. While we intend to generally award restricted stock units to non-executive employees and new hires, we intend to continue to pay our non-employee directors with stock-settled stock appreciation rights, although our management and the Compensation Committee may reconsider this policy in the future. The Compensation Committee believes that awarding stock-settled stock appreciation rights to our non-employee directors is appropriate because the non-employee directors will receive only the benefits of increases in the value of our common stock. Under our current equity compensation policy, when a non-employee director is first elected to our Board of Directors, he or she receives a stock-settled stock appreciation rights grant with respect to 35,000 shares that vests over a 12-month period. After the close of each of our annual meetings of stockholders, each of our non-employee directors also receives an annual grant which is fully vested and fully exercisable on the grant date. For 2009, each of Messrs. Hackworth, Phelan and Smith received the annual grant of restricted stock award with respect to 15,000 shares with a base price of $3.00 per share.

Fiscal 2009 Director Compensation Table

The following table indicates the cash fees and retainers that we paid to our non-employee directors for fiscal year 2009, as well as the dollar amount we recognized for fiscal year 2009 for financial statement reporting purposes for equity awards made in both 2009 and in prior years pursuant to the Plan.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael L. Hackworth(1)	44,000	45,000	—	—	—	89,000
Cathal Phelan(1)	40,500	45,000	—	—	—	85,500
Robert H. Smith(1)	54,500	45,000	—	—	—	99,500
Michael Stark(3)	15,000	—	—	—	—	15,000

(1)	Includes annual board retainer and committee service fees earned for fiscal year 2009, regardless of when paid.
(2)

This column includes the amount of compensation cost recognized for fiscal year 2009 for financial statement reporting purposes under ASC 718 (disregarding the effect of certain forfeiture assumptions relating to service-based vesting conditions) with respect to restricted stock awards in 2009. We describe the assumptions made in determining these values in Note 1 to our Annual Report on Form 10-K for the year ended September 30, 2009. These amounts also represent the full grant date fair values of the stock awards.

As of September 30, 2009, each non-employee director had the following vested aggregate number of stock options and stock-settled stock appreciation rights outstanding:

Non-Employee Director	Outstanding Awards as of September 30, 2009
Michael L. Hackworth	84,000	(a)

Cathal Phelan	59,000	(b)

Robert H. Smith	60,000	(c)

Michael Stark	0	(d)

(a)	Consists of stock options exercisable for 60,000 shares and stock-settled stock appreciation rights with respect to 24,000 shares.
(b)	Consists of stock options exercisable for 35,000 shares and stock-settled stock appreciation rights with respect to 24,000 shares.
(c)	Consists of stock options exercisable for 36,000 shares and stock-settled stock appreciation rights with respect to 24,000 shares.
(d)	Mr. Stark did not stand for re-election at our fiscal 2008 Annual Meeting of Stockholders in March 2009.
(3)	Represents board attendance fees earned for fiscal year 2008 and 2009 and paid in fiscal 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2009 with respect to the shares of our common stock that may be issued under all of our equity compensation plans including the 1997 Equity Incentive Plan, the Plan and the In-Chip Plan.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Stock-Settled Stock Appreciation Rights and Restricted Stock Units	(b) Weighted Average Exercise Price of Outstanding Options, Stock- Settled Stock Appreciation Rights and Restricted Stock Units		(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,172,615	8.04	(1)	1,297,725
Equity compensation plans not approved by stockholders(2)	122,398	5.05		312,757
Total	4,295,013	7.94	(1)	1,610,482

(1)	The weighted average exercise price excludes the shares issuable upon vesting of restricted stock units, which do not have an exercise price.
(2)	This line includes the In-Chip Plan, which was assumed by the Company in connection with the Company’s acquisition of In-Chip Systems, Inc. on May 24, 2002.

As of September 30, 2009, a total of 122,398 shares of our common stock with a weighted average exercise price of $5.05 per share were issuable upon exercise of outstanding options under the In-Chip Plan. The In-Chip Plan was approved by the stockholders of In-Chip Systems, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND DIRECTORS

AND EXECUTIVE OFFICERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of January 15, 2010, by (i) each person known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors and director nominees, (iii) our named executive officers and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of January 15, 2010, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options or warrants, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent(3)
5% Stockholders
Artis Capital Management LLC(4)	4,724,706	18%
One Market Plaza, San Francisco, California 94105

Adam Kablanian	2,963,195	12%
28628 Matadero Creek Court, Los Altos Hills, California 94022

NXP B.V.(5)	2,500,000	10%
High Tech Campus 60, 5656 AG, Eindhoven, The Netherlands

Crosslink Capital, Inc.(6)	1,997,056	8%
2 Embarcadero, Suite 2200, San Francisco, California 94111

Directors and Executive Officers
J. Daniel McCranie(7)	950,830	4%
Brian Sereda(7)	51,422	* *
Alexander Shubat(7)(8)	1,869,022	7%
Branimir Buric(7)	72,213	* *
Michael L. Hackworth(7)	205,578	* *
Robert H. Smith(7)	103,500	* *
Cathal Phelan(7)	104,000	* *
All of our directors and executive officers as a group (7 individuals)	3,356,565	13%

**	Less than 1% of outstanding common stock.
(1)	Unless otherwise indicated, the address of each person in this table is as follows: 47100 Bayside Parkway, Fremont, California 94538.
(2)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC. Beneficial ownership of greater than 5% of our outstanding common stock reflects ownership as of the most recent date indicated under filings with the SEC as noted below, while beneficial ownership of executive officers and directors is as of January 15, 2010.
(3)	Applicable percentages are based on 25,706,531 shares of our common stock outstanding as of January 15, 2010.
(4)	Based on the Schedule 13F filed with the SEC on November 16, 2009, Artis Capital Management, LLC beneficially owned 4,724,706 shares of our common stock.
(5)	Based on the Schedule 13D filed with the SEC on November 24, 2009, NXP B.V. beneficially owned 2,500,000 shares of our common stock.

(6)	Based on the Schedule 13F filed with the SEC on November 16, 2009, Crosslink Capital Inc. beneficially owned 1,997,056 shares.
(7)	Includes shares which our executive officers and directors have the right to acquire within 60 days of January 15, 2010 upon exercise of outstanding options and stock-settled stock appreciation rights as follows:

Name	Number of Shares
Branimir Buric	58,000
Michael L. Hackworth	84,000
J. Daniel McCranie	649,000
Cathal Phelan	59,000
Brian Sereda	37,500
Alexander Shubat	372,500
Robert H. Smith	60,000

Total	1,320,000
(8)	Includes 295,000 shares held in trust for Mr. Shubat’s minor children.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists entirely of independent directors. None of the members of the Compensation Committee is a current or former employee of the Company or was a related person in a transaction required to be disclosed under the caption “Certain Relationships and Related Transactions.” No interlocking relationship exists or, in the past fiscal year, has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Review, Approval and Ratification of Related Party Transactions

As set forth in the Audit Committee Charter, unless submitted to another comparable independent body of our Board of Directors, as and to the extent required under applicable federal securities laws and related rules and regulations, and/or NASDAQ listing standards, related party transactions are submitted to the Audit Committee for ongoing review, and the Audit Committee approves or disapproves such related party transactions. The Audit Committee reviews all related party transactions for potential conflict of interest situations and related matters on an ongoing basis, including those that do not require approval by the Audit Committee (or other independent body of our Board of Directors) and public disclosure under the SEC’s rules and the NASDAQ listing standards. The Audit Committee reports all such transactions to our Chief Compliance Officer (generally prior to consummation of such transactions) so that we can review the transactions for conflict of interest and related matters. We do not have a formal written policy governing related party transactions, however the Audit Committee Charter and other internal financial reporting company policies include procedures for the Audit Committee to follow in connection with its review of related party transactions.

Related Party Transactions

Mr. McCranie serves as Chairman of the Board for ON Semiconductor. We received approximately $145,000 in revenue from ON Semiconductor in fiscal year 2009.

BOARD OF DIRECTORS

Director Independence

We require that at least a majority of our Board of Directors be independent in accordance with the NASDAQ Global Market, or NASDAQ, listing standards. Pursuant to the NASDAQ listing standards, an “independent director” is a person other than an officer or employee of a parent corporation or its subsidiaries or any other individual having a relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing standards specify the criteria by which the independence of our directors should be determined.

In accordance with applicable provisions of the NASDAQ listing standards and SEC rules and regulations, our Board of Directors undertook its annual review of the independence of its directors and considered whether there were any transactions or relationships between each director, director nominee or any member of their immediate family and us that would interfere with his or her exercise of independent judgment. As a result of this most recent review, our Board of Directors determined that the following continuing directors and director nominees are independent within the meaning of the NASDAQ listing standards: Michael L. Hackworth, Cathal Phelan and Robert H. Smith.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Burr, Pilger & Mayer LLP Fees for Fiscal 2009 and 2008

The following table sets forth fees for professional audit services rendered by Burr, Pilger & Mayer LLP for the audit of the Company’s annual financial statements for the years ended September 30, 2009 and 2008 and fees billed for other services rendered by Burr, Pilger & Mayer LLP for each of fiscal 2009 and 2008.

Service: Type of Fee	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$692,864	$652,397
Audit-Related Fees	50,625	—
Tax Fees	—	—
All Other Fees	—	—
Total	$743,489	$652,397

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the Company’s independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the Company’s independent auditor in accordance with this pre-approval, and the fees for the services performed to date. All of the fees paid to the Company’s independent auditor under the category “All Other Fees” described above were approved by the Audit Committee pursuant to this pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1)-(2) The financial statements or required financial statement schedules are included in the Original Filing.

(3) Exhibits—See in Item 15(b) of this report.

(b)	Exhibits.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Common Stock Certificate(3)

10.1	1997 Equity Incentive Plan, as amended(4)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(6)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(6)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(3)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(3)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(7)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(8)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(9)*

10.11	Form of Notice of Grant of Stock-Settled Appreciation Rights under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.12	Form of Notice of Grant of Restricted Stock Units under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(10)*

10.14	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(10)#

10.15	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(11)

10.21	Virage Logic Corporation 2009 Executive MBO Plan(12)*

10.22	Virage Logic Corporation 2010 Executive MBO Plan(15)*

10.23	Asset Purchase Agreement dated October 9, 2009 between NXP B. V. and Virage Logic Corporation(13)

Exhibit Number	Description of Document
10.24	Intellectual Property Transfer and License Agreement between NXP B. V. and Virage Logic Corporation(13)

10.25	Technology Services Agreement between Virage Logic Corporation and NXP B. V.(13)

10.26	Master License Agreement between Virage Logic Corporation and NXP B. V.(13)

10.27	Loan and Security Agreement, dated as of December 1, 2009 between Silicon Valley Bank and Virage Logic Corporation(14)

21.1	Subsidiaries of Registrant(16)

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm(17)

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K filed March 13, 2008.
(3)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(8)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-8 filed May 29, 2008.
(9)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(11)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(12)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2008.
(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on November 9, 2009.
(14)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on December 7, 2009.
(15)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K filed on December 15, 2009.
(16)	Incorporated by reference to Exhibit 21.1 of Virage Logic’s Annual Report on Form 10-K filed on December 15, 2009.
(17)	Incorporated by reference to Exhibit 23.1 of Virage Logic’s Annual Report on Form 10-K filed on December 15, 2009.

#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules.

No schedules have been filed because the information required to be set forth therein is not applicable or is shown in the financial statements or related notes included as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on this 28th day of January 2010.

VIRAGE LOGIC CORPORATION

By:	/S/ ALEXANDER SHUBAT
Dr. Alexander Shubat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALEXANDER SHUBAT Dr. Alexander Shubat	President and Chief Executive Officer	January 28, 2010

/S/ BRIAN SEREDA Brian Sereda	Vice President of Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	January 28, 2010

* J. Daniel McCranie	Executive Chairman	January 28, 2010

* Michael Hackworth	Director	January 28, 2010

* Robert Smith	Director	January 28, 2010

* Cathal Phelan	Director	January 28, 2010

*	Signed by Alexander Shubat, attorney-in-fact.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Common Stock Certificate(3)

10.1	1997 Equity Incentive Plan, as amended(4)*

10.2	Form of Option Agreement under 1997 Equity Incentive Plan(5)*

10.3	2000 Employee Stock Purchase Plan, as amended(6)*

10.4	2001 Foreign Subsidiary Employee Stock Purchase Plan(6)*

10.6	Development and Licensing Agreement between Taiwan Semiconductor Manufacturing Co. Ltd. and Virage Logic dated as of March 3, 1999(3)#

10.7	Memory Compiler Licensing Agreement between United Microelectronics Corporation and Virage Logic dated as of March 21, 2000(3)#

10.8	Office Lease between Roshan Polymers Limited and Virage Logic International dated August 1, 2001(7)

10.9	Virage Logic Corporation 2002 Equity Incentive Plan, as amended(8)*

10.10	Form of Notice of Grant of Stock Options under the Virage Logic Corporation 2002 Equity Incentive Plan(9)*

10.11	Form of Notice of Grant of Stock-Settled Appreciation Rights under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.12	Form of Notice of Grant of Restricted Stock Units under the Virage Logic Corporation 2002 Equity Incentive Plan(8)*

10.13	Amended and Restated In-Chip Systems, Inc. 2001 Incentive And Non-Statutory Stock Option Plan(10)*

10.14	Master License Agreement, dated June 8, 2001 and Exhibit No. 2 dated April 1, 2002 between Virage Logic Corporation and STMicroelectronics S.A.(10)#

10.15	Real Estate Purchase-Sale Agreement between Nikolay Khachaturov and Virage Logic Corporation dated October 2, 2002 (English translation)(11)

10.21	Virage Logic Corporation 2009 Executive MBO Plan(12)*

10.22	Virage Logic Corporation 2010 Executive MBO Plan(15)*

10.23	Asset Purchase Agreement dated October 9, 2009 between NXP B. V. and Virage Logic Corporation(13)

10.24	Intellectual Property Transfer and License Agreement between NXP B. V. and Virage Logic Corporation(13)

10.25	Technology Services Agreement between Virage Logic Corporation and NXP B. V.(13)

10.26	Master License Agreement between Virage Logic Corporation and NXP B. V.(13)

10.27	Loan and Security Agreement, dated as of December 1, 2009 between Silicon Valley Bank and Virage Logic Corporation(14)

21.1	Subsidiaries of Registrant(16)

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm(17)

Exhibit Number	Description of Document

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
(2)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K filed March 13, 2008.
(3)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-1, as amended (File No. 333-36108).
(4)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference Appendix B of Virage Logic’s Proxy Statement filed on January 13, 2005.
(6)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(8)	Incorporated by reference to Virage Logic’s Registration Statement on Form S-8 filed May 29, 2008.
(9)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(10)	Incorporated by reference to Virage Logic’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(11)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(12)	Incorporated by reference to Virage Logic’s Annual Report on Form 10-K for the year ended September 30, 2008.
(13)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on November 9, 2009.
(14)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on December 7, 2009.
(15)	Attached to Virage Logic’s Current Report on Form 10-K filed on December 15, 2009.
(16)	Incorporated by reference to Exhibit 21.1 of Virage Logic’s Annual Report on Form 10-K filed on December 15, 2009.
(17)	Incorporated by reference to Exhibit 23.1 of Virage Logic’s Annual Report on Form 10-K filed on December 15, 2009.
#	Confidential treatment has been granted with respect to portions of the exhibit. A complete copy of the agreement, including the redacted terms, has been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.