Form 10-Q
period 2009-12-31
VIRAGE LOGIC CORP
filed 2010-02-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of January 31, 2010, there were 26,596,531 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,473	$22,473
Short-term investments	3,404	7,383
Accounts receivable, net	18,253	15,930
Costs in excess of related revenue on uncompleted contracts	1,086	1,262
Deferred tax assets – current	416	416
Prepaid expenses and other	5,306	6,887
Taxes receivable	107	108

Total current assets	53,045	54,459
Property, plant and equipment, net	6,858	6,533
Goodwill	15,378	10,984
Other intangible assets, net	31,962	29,645
Deferred tax assets – long-term	8,981	8,858
Taxes receivable – long-term	3,003	2,768
Other long-term assets	3,856	4,858

Total assets	$123,083	$118,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,153	$4,767
Accrued expenses	13,938	18,713
Deferred revenues	17,427	9,930
Income tax payable	36	—

Total current liabilities	35,554	33,410
Income tax liability	179	935
Deferred tax liability	3,159	3,156
Other long-term accruals	906	1,397

Total liabilities	37,798	38,898

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.001 par value: Authorized shares – 150,000,000 as of December 31, 2009 and September 30, 2009; issued and outstanding shares – 26,596,531 and 24,023,642 as of December 31, 2009 and September 30, 2009, respectively	27	24
Additional paid-in capital	152,799	143,754
Accumulated other comprehensive income	79	(129)
Treasury stock, at cost (890,000 shares as of December 31, 2009 and September 30, 2009)	(5,130)	(5,130)
Accumulated deficit	(62,490)	(60,309)

Total Virage stockholders’ equity	85,285	78,210

Non-controlling interests in consolidated subsidiaries	—	997

Total equity	85,285	79,207

Total liabilities and equity	$123,083	$118,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended December 31,
	2009	2008
Revenues:
License	$14,881	$6,561
Maintenance	2,042	1,940
Royalties	4,735	2,848

Total revenues	21,658	11,349

Costs and expenses:
Cost of revenues	4,519	2,569
Research and development	11,242	9,019
Sales and marketing	4,681	2,667
General and administrative	4,572	2,121

Total costs and expenses	25,014	16,376

Operating loss	(3,356)	(5,027)
Interest income	51	388
Other income, net	200	260

Loss before income taxes	(3,105)	(4,379)
Income tax benefit	(895)	(1,768)

Net loss	(2,210)	(2,611)
Net loss attributable to the non-controlling interests	(29)	—

Net loss attributable to Virage stockholders	$(2,181)	$(2,611)

Net loss per share attributable to Virage stockholders:
Basic	$(0.09)	$(0.11)

Diluted	$(0.09)	$(0.11)

Weighted average shares used in computing per share amounts:
Basic	24,407	22,936

Diluted	24,407	22,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,210)	$(2,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	115	—
Depreciation and amortization	650	315
Amortization of intangible assets	1,783	331
Share-based compensation	992	75
Excess tax benefit from share-based compensation	(29)	(99)
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	4,381
Costs in excess of revenue on uncompleted contracts	200	(39)
Prepaid expenses and other	1,527	218
Taxes receivable	(234)	(105)
Deferred tax assets	(120)	(278)
Other long-term assets	256	5
Accounts payable	(2,614)	160
Accrued expenses and other long-term liabilities	(4,680)	851
Deferred revenues	7,496	(846)
Current and non-current income taxes liability	(722)	(1,691)

Net cash provided by operating activities	1,030	667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(182)	(717)
Purchase of investments	(859)	(2,405)
Proceeds from maturities of investments	4,829	21,966
Cash paid for ARC non-controlling interest acquisition	(2,815)	—
Cash paid for the NXP Assets Acquisition	(188)	—

Net cash provided by investing activities	785	18,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	31	6
Cash paid for stock repurchase	—	(566)
Excess tax benefit from share-based compensation	29	99

Net cash provided by (used in) financing activities	60	(461)

Effect of exchange rates on cash	125	(388)

Net increase in cash and cash equivalents	2,000	18,662
Cash and cash equivalents at beginning of period	22,473	13,214

Cash and cash equivalents at end of period	$24,473	$31,876

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Intangible assets and goodwill acquired in exchange for common stock	$9,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Virage Logic Corporation (Virage, Virage Logic or the Company) was incorporated in California in November 1995 and subsequently reincorporated in Delaware in July 2000. The Company provides semiconductor IP platforms incorporating memory, logic and I/Os (input/output interface components) as well as related services. These various forms of IP are utilized by the Company’s customers to design and manufacture system-on-a-chip (SoC) integrated circuits that power consumer, communications and networking, handheld and portable, computer and graphics, and automotive applications.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009 contained in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic and its wholly-owned subsidiaries and operations located in the Republic of Armenia (Armenia), Germany, India, Israel, Japan, Russia, Netherlands and the United Kingdom. All significant intercompany balances and transactions have been eliminated upon consolidation.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company has restated its prior periods for the impact of new accounting guidance for non-controlling interests. The effects of these reclassifications are not material to the consolidated financial statements.

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

For agreements that include multiple elements, the Company recognizes revenues attributable to delivered or completed elements when such elements are completed or delivered. The amount of such revenues is determined by applying the residual method of accounting by deducting the aggregate fair value of the undelivered or uncompleted elements, which the Company determines by each such element’s vendor-specific objective evidence of fair value, from the total revenues recognizable under such agreement. Vendor-specific objective evidence of fair value of each element of an arrangement is, generally, based upon the higher of the normal pricing for such licensed product and service when sold separately or the actual price stated in the contract. Revenues are recognized once the Company delivers the element identified as having vendor-specific objective evidence or once the provision of the services is completed. Maintenance revenues are recognized ratably over the remaining contractual term of the maintenance period from the date of delivery of the licensed materials receiving maintenance, which is generally twelve months.

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

Royalty revenues are generally determined and recognized one quarter in arrears or when a production volume report is received from the customer or foundry. Royalty revenues are calculated based on actual production volumes of wafers containing chips utilizing the Company’s semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Depending on the contractual terms, prepaid royalties are recognized as revenue upon either the receipt of a corresponding royalty report or after all related license deliverables have been made.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of December 31, 2009 and September 30, 2009 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of December 31, 2009 and September 30, 2009, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments.

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

Investments, classified as available-for-sale securities, included the following (in thousands):

	December 31, 2009				September 30, 2009
	Amortized Cost	Unrealized Gain		Fair Value	Amortized Cost	Unrealized Gain		Fair Value
Government sponsored enterprise bonds	$2,500	$27	(1)	$2,527	$4,507	$44	(1)	$4,551
Commercial paper	—	—		—	2,500	—		2,500
Certificates of deposits	877	—		877	332	—		332

Short-term investments	3,377	27		3,404	7,339	44		7,383

Total investments	$3,377	$27		$3,404	$7,339	$44		$7,383

(1)	As of December 31, 2009 and September 30, 2009, there are no unrealized losses for available-for-sale securities.

Investments, classified as available-for-sale securities, are reported as (in thousands):

	December 31, 2009	September 30, 2009
Short-term investments	$3,404	$7,383

Total	$3,404	$7,383

The contractual maturities of investments are as follows (in thousands):

	December 31, 2009		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,377	$3,404	$7,339	$7,383

Total	$3,377	$3,404	$7,339	$7,383

Accounting for Internal-Use Computer Software

The Company capitalized certain external and internal costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. The Company purchased and capitalized costs of $45,000 and $113,000 during the three months ended December 31, 2009 and 2008, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Software Development Costs

Software development costs, related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, are capitalized beginning when the software’s technological feasibility has been established by completion of a working model of the product. Amortization of the costs begins when the product is available for general release to customers and will be amortized to cost of revenues over the greater of its estimated useful life of 5 years or the ratio of accumulated revenue over estimated total revenue. The Company has capitalized $1.2 million and $0 of purchased development software costs at December 31, 2009 and 2008 for sale in our products. The amortization expense for software development costs during the three months ended December 31, 2009 and 2008 are $136,000 and $0. As the software was available for general release during the fourth quarter of fiscal 2009, the Company began to amortize the cost to cost of revenues.

Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge was recorded during the first quarter of fiscal year 2010 or the Company’s 2009 fiscal year. The Company continues to monitor its fair value and operating results, and the carrying value of goodwill will be written down to its estimated fair value, if an impairment of goodwill is deemed to exist.

On November 16, 2009 the Company acquired from NXP B.V. (NXP), a leading semiconductor company founded by Royal Philips Electronics Inc., certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, the Company hired approximately 150 former NXP employees. In exchange for the assets the Company issued 2,500,000 shares of its common stock and paid $188,000 in cash to NXP. The Company also assumed liabilities that arise after the closing relating to the former employees of NXP the Company hired and assumed certain liabilities of NXP under contracts related to the assets.

The Company recorded $5.4 million of goodwill related to the acquisition of NXP advanced CMOS IP and engineering team (the NXP Assets). The following table summarizes the activity related to the carrying value of the Company’s goodwill during the three months ended December 31, 2009 (in thousands):

	Three Months Ended December 31, 2009
Beginning balance at September 30, 2009	$10,984
Goodwill recorded in connection with the acquisition of the NXP Assets (see Note 2)	5,400
Purchase price adjustment in connection with the acquisition of ARC International	(1,006	) (1)

Ending balance at December 31, 2009	$15,378

(1)	The first quarter adjustment to the purchase price of ARC International (ARC) is mainly attributable to the receipt of pre-acquisition royalty reports from ARC customers which the Company was unable to estimate at the acquisition date. This is partially offset by the reduction in the assumed restructuring plans.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	December 31, 2009			September 30, 2009
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Technology	$21,020	$(1,941)	$19,079	$16,920	$(1,059)	$15,861
Customer lists	9,149	(890)	8,259	9,149	(329)	8,820
Patents	4,800	(3,064)	1,736	4,800	(2,934)	1,866
Order backlog	2,082	(203)	1,879	2,082	(29)	2,053
Trade name	1,092	(83)	1,009	1,092	(47)	1,045

Total	$38,143	$(6,181)	$31,962	$34,043	$(4,398)	$29,645

The aggregate amortization expense related to acquired intangible assets totaled approximately $1.8 million and $0.3 million for the three months ended December 31, 2009 and 2008, respectively. In November 2009, the Company recorded $4.1 million of intangible assets related to the acquisition of the NXP Assets (see Note 2).

Estimated amortization expenses of intangible assets for the remainder of fiscal 2010, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010	$5,659
2011	7,524
2012	7,154
2013	6,300
2014	4,038
Thereafter	1,287

Total	$31,962

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges recorded in the three months ended December 31, 2009 and 2008.

Share-based Compensation

The Company values its share-based awards on the date of grant using the Black-Scholes model. The Company is required to measure compensation cost for all share-based awards at fair value on date of grant and recognizes this compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options, generally, vest over a four-year service period. Total compensation expense recognized for the three months ended December 31, 2009 and 2008 was $1.0 million and $0.1 million, respectively. As of December 31, 2009, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $4.1 million and will be amortized over the average period of 2.34 years.

The Company records the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expense recorded for stock options granted to non-employees in the three months ended December 31, 2009 and 2008.

The share-based compensation expense related to the Company’s share-based awards for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except per share data):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Cost of revenue	$53	$70
Research and development	374	130
Sales and marketing	210	(163)
General and administrative	355	38

Share-based compensation expense	992	75
Related tax benefits	(382)	(30)

Share-based compensation expense, net of tax benefits	$610	$45

Net share-based compensation expense, per common share:
Basic	$0.02	$0.00

Diluted	$0.02	$0.00

As of December 31, 2009 and 2008, the Company capitalized approximately $131,000 and $52,000 of share-based compensation expense related to its custom contracts which have not been completed.

The Company is using the Black-Scholes model to value the compensation expense associated with its share-based awards. In addition, the Company estimates forfeitures when recognizing compensation expense. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through an adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for equity awards:

	Three Months Ended
	December 31, 2009	December 31, 2008
Volatility	53%	48%
Risk-free interest rate	2.3%	1.5%
Dividend yield	0.0%	0.0%
Expected life (years)	4.3 years	4.8 years

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The Black-Scholes weighted average fair values of options and Stock Settled Appreciation Rights (“SSARs”) granted during the three months ended December 31, 2009 and 2008 were $2.46 and $1.63 per share, respectively.

Restricted Stock Units (“RSU”)

The Company issues restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to the Company’s stockholder-approved 2002 Equity Incentive Plan. Restricted stock units generally vest over a two or four year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of the Company’s common stock upon vesting. The cost of restricted stock unit awards is determined using the fair value of the Company’s common stock on the date of grant, and compensation expense is recognized over the vesting period.

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2009 and changes during the three months ended December 31, 2009:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2009	686,314	$6.11
RSU granted	231,540	$5.68
RSU vested	(73,928)	$5.84
RSU cancelled	(51,356)	$5.70

Nonvested as of December 31, 2009	792,570	$6.04

As of December 31, 2009, the total unrecognized compensation cost net of forfeitures related to unvested awards not yet recognized is $2.1 million and is expected to be recognized over a period of 2.05 years.

Equity Incentive Plans

The Company has two active equity incentive plans: the In-Chip Systems, Inc. 2001 Incentive and Non-statutory Stock Option Plan and the Company’s 2002 Equity Incentive Plan. The Company continues to have awards outstanding under its expired 1997 Equity Incentive Plan. In November 2006, the Company began issuing SSARs which provide the holder the right to receive an amount settled in stock at the time of the exercise. Under the Company’s equity incentive plans, stock options and SSARs generally have a vesting period of four years, are exercisable for a period not to exceed ten years from the date of grant and are generally granted at prices not less than the fair value of the Company’s common stock at the time of grant. Information with respect to the Equity Incentive Plans is summarized as follows:

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2009	1,610,482	3,608,699	$7.94
Options and SSARs granted	(60,000)	60,000	$5.54
RSUs granted	(231,540)	—	—
Options and SSARs exercised	—	(21,112)	$1.45
Options and SSARs cancelled	42,357	(42,357)	$7.06
RSUs cancelled	51,356	—	—
Awards expired (unissued)	(7,173)	—	—

Balance at December 31, 2009	1,405,482	3,605,230	$7.94

The following table summarizes information about stock options and SSARs outstanding and exercisable at December 31, 2009:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$1.50 - $3.75	393,796		8.48	$3.26	$884	79,246	6.44	$3.57	$153
$4.00 - $5.61	516,522		5.82	$5.05	$253	296,129	3.22	$5.10	$137
$5.65 - $6.94	388,727		7.87	$6.47	$—	203,176	7.90	$6.51	$—
$6.96 - $7.47	505,450		4.41	$7.31	$—	432,331	7.32	$7.36	$—
$7.48 - $8.63	446,050		6.11	$8.17	$—	390,236	5.87	$8.13	$—
$8.65 - $8.87	385,705		5.90	$8.82	$—	316,907	5.68	$8.81	$—
$8.91 - $10.30	521,150		5.51	$9.81	$—	490,136	5.37	$9.84	$—
$10.31 - $16.55	422,080		3.15	$14.08	$—	422,025	3.16	$14.08	$—
$16.70 - $22.37	25,500		4.95	$16.99	$—	25,500	4.96	$16.99	$—
$22.81 - $22.81	250		2.03	$22.81	$—	250	2.03	$22.81	$—

Total	3,605,230	*	5.82	$7.94	$1,137	2,655,936	5.43	$8.84	$290

* Table of awards outstanding does not include 792,570 unvested restricted stock units.

Vested and expected to vest as of December 31, 2009	3,183,481		5.46	$8.25	$798

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.50 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2009 and 2008 was 204,000 and 59,000, respectively.

The total intrinsic value of options exercised during the three month periods ended December 31, 2009 and 2008 was approximately $80,000 and $0.1 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended December 31, 2009 and 2008 was approximately $31,000 and $5,400.

NOTE 2 – BUSINESS ACQUISITIONS

Fiscal Year 2010 Acquisition

NXP Assets Acquisition

On November 16, 2009, the Company acquired from NXP certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, the Company hired approximately 150 former NXP employees. In exchange for the assets the Company issued 2,500,000 shares of its common stock and paid $188,000 in cash to NXP. The Company also assumed liabilities that arise after the closing relating to the former employees of NXP the Company hired and assumed certain liabilities of NXP under contracts related to the assets.

The Company calculated the total fair value of common equity issued in exchange for the NXP Assets based on a price per share of $5.69, the closing price of its common stock on Nasdaq on November 16, 2009, the day the NXP Assets Acquisition was closed. The Company then reduced the gross value of this common equity, which is $14.2 million, by (i) $3.6 million, representing a liquidity discount reflecting trading restrictions on the shares issued for periods up to 30 months, and (ii) $1.1 million, representing the value of a call option the Company retained to repurchase some of these shares from NXP at a fixed price. The valuation of the liquidity discount and the call option are both based on a preliminary valuation.

In connection with the NXP Assets Acquisition, the Company entered into three related agreements with NXP. Under an intellectual property transfer and license agreement, (1) the Company is licensing back to NXP the technology, software and associated intellectual property rights included in the assets so that NXP can continue using these rights in its operations, (2) NXP is granting us a perpetual, royalty-free license to certain patents and other intellectual property rights of NXP related to the assets and (3) the Company will pay, for a seven-year period following the closing, a royalty to NXP based on the revenue the Company receives from licensing to third parties the assets the Company acquired from NXP. Under a master license agreement, the Company is licensing to NXP for an initial term of three and one half years substantially all of the pre-existing intellectual property rights the Company controls, in return for which NXP will pay us $20 million over a four-year period in quarterly payments that will decline over time. Under a technology services agreement, the Company will provide NXP with support and engineering services relating to integrated circuit design, for which NXP will pay us $40 million over a four-year period in quarterly payments that will decline over time. The Company expects that the master license agreement and technology services agreement will result in revenue of approximately $4.3 million per quarter in fiscal year 2010. The Company expects that payments under the master license agreement and technology services agreement will materially increase its revenue in fiscal year 2010. This revenue increase will be substantially offset by additional costs of revenues and research and development and general and administrative costs and expenses related to the Company’s employment of approximately 150 former NXP employees and amortization of the NXP Assets.

The allocation of total purchase price is as follows (in thousands):

Existing technology	$4,100
Goodwill	5,400
Fair value of acquired property and equipment	188

Total purchase price	$9,688

The Company believes that the $5.4 million goodwill mainly represents the synergies expected from combining the technologies of NXP and Virage Logic. The goodwill recognized is expected to be deductible for income tax purposes.

The amounts of revenue and earnings from the NXP Assets Acquisition included in the Company’s consolidated income statement for the three months ended December 31, 2009 are as follows (in thousands):

	Revenue	Loss
	(unaudited)
Actual from 11/16/2009 – 12/31/2009	$2,141	$(502)
Pro forma from 10/1/2009 – 12/31/2009	4,282	(1,004)

NOTE 3 – RESTRUCTURING CHARGES

Virage 2009 Restructuring Plan

During the second quarter of fiscal 2009, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its headcount by 13%, primarily in engineering. The restructuring plan resulted in the reduction of 60 employees and closing of its R&D centers in New Jersey and Minnesota. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease termination charges, and other professional services. Total restructuring expense was approximately $1.5 million of which approximately $1.2 million was paid as of September 30, 2009. Total restructuring costs accrued as of December 31, 2009 and September 30, 2009 were $0.2 million and $0.3 million, respectively, which were recorded in accrued expenses on the consolidated balance sheets. Substantially all of the accrued restructuring balance of approximately $0.2 million as of December 31, 2009 will be paid in fiscal 2010. Approximately $30,000 of the $0.2 million accrued restructuring balance will be paid in the first quarter of fiscal 2011.

The following table summarizes restructuring activity for the three months ended December 31, 2009 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$30	$7	$229	$266
Cash payments	(30)	(2)	(50)	(82)

Balance at December 31, 2009	$—	$5	$179	$184

Estimated Acquisition-Related Restructuring Costs Accounted for as Purchase Price

During the fourth quarter of fiscal 2009, the Company recorded approximately $2.8 million of restructuring costs in connection with its acquisition of ARC International (ARC), which included $2.2 million for employee severance and $0.6 million for facility consolidation costs. These costs were recognized as a liability assumed in the ARC purchase price allocation and, accordingly, resulted in an increase to the purchase price. A portion of the restructuring liabilities related to facility lease commitments is classified as a long-term liability in the accompanying balance sheets. Approximately $0.7 million of the accrued restructuring balance of $0.9 million as of December 31, 2009 will be paid in fiscal 2010. The remaining $0.2 million of facility-related expenses will be paid through fiscal 2012.

Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the currently approved plan, associated with acquisition activities of ARC, are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

The following table summarizes the acquisition-related restructuring activity for the three months ended December 31, 2009 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$2,240	$—	$564	$2,804
Other adjustments	65	114	(114)	65
Cash payments	(1,886)	(4)	(98)	(1,988)

Balance at December 31, 2009	$419	$110	$352	$881

Assumed Restructuring Plans from ARC International

In addition, the Company acquired $2.2 million of accrued restructuring liability as part of the liabilities assumed in the acquisition of ARC International in the fourth quarter of fiscal 2009. ARC initiated restructuring plans in both December 2008 and July 2009 prior to the acquisition. The restructuring charges included personnel and leased facilities. The remaining balance is primarily composed of the remaining lease payments. Approximately $0.4 million of the accrued restructuring balance of $1.1 million as of December 31, 2009 will be paid in fiscal 2010. The remaining $0.7 million of facility-related expenses will be paid through fiscal 2012.

The following table summarizes the acquired restructuring activity for the three months ended December 31, 2009 as follows (in thousands):

	Severance	Facility		Total
Balance at September 30, 2009	$168	$2,008		$2,176
Other adjustments	(23)	(396	) (1)	(419)
Cash payments	(111)	(523)		(634)

Balance at December 31, 2009	$34	$1,089		$1,123

(1)	The first quarter adjustment to the assumed restructuring plans from ARC International is mainly attributable to the early termination of restructured lease.

NOTE 4 – NET LOSS PER SHARE

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

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except for per share data):

	Three Months Ended December 31,
	2009	2008
Net loss attributable to Virage stockholders	$(2,181)	$(2,611)
Shares used in computation:
Shares used in computing basic net loss per share	24,407	22,936
Add: Effect of potentially diluted securities	—	—

Shares used in computing diluted net loss per share	24,407	22,936

Basic and diluted net loss per share attributable to Virage stockholders	$(0.09)	$(0.11)

For the computation of diluted net loss per share for the three months ended December 31, 2009 and December 31, 2008, the Company excluded awards totaling approximately 4.4 million shares and 4.9 million shares, respectively, from the calculation of the net loss per share as they are anti-dilutive.

NOTE 5 – EQUITY AND COMPREHENSIVE LOSS

Effective October 1, 2009, the Company adopted the new guidance regarding the accounting for non-controlling interests. The new rules require the recognition of a non-controlling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net loss attributable to the non-controlling interest is shown on the face of the condensed consolidated income statement.

In September 2009, the Company acquired an ownership of 94.62% of ARC International, a leading provider of microprocessor IP and solutions to OEM and semiconductor companies globally. In November 2009, the Company acquired the remaining non-controlling interest in ARC of 5.38% consistent with the terms of the cash offer of 16.25 pence per share for a total purchase price of $41.6 million and completed the acquisition. The acquisition resulted in ARC being a wholly-owned subsidiary of the Company.

Changes in equity including comprehensive income for the three months ended December 31, 2009 are as follows:

	Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at September 30, 2009	$78,210	$997	$79,207
Net loss	(2,181)	(29)	(2,210)
Unrealized losses on investments	(17)	—	(17)
Cumulative translation adjustments	225	—	225
Stock issued for business acquisition	9,500	—	9,500
Share-based compensation	1,016	—	1,016
Settlement of payroll taxes upon restricted stock unit exercises	(145)	—	(145)
Common stock issued under stock option plan	31	—	31
Cash paid for non-controlling interest	(1,354)	(968)	(2,322)

Balance at December 31, 2009	$85,285	$—	$85,285

Comprehensive loss includes unrealized gains on investments and foreign currency translation adjustments. These items have been excluded from net loss and are reflected instead in stockholders’ equity.

Total comprehensive loss for the three month periods ended December 31, 2009 and 2008, respectively, is as follows:

	Three Months Ended December 31,
	2009	2008
Net loss attributable to Virage stockholders	$(2,181)	$(2,611)
Foreign currency translation adjustments, net of tax	(10)	(417)
Changes in unrealized gain on investments, net of tax	138	409

Comprehensive loss, net of tax	$(2,053)	$(2,619)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geographic area are as follows:

	Three Months Ended December 31,
	2009	2008
Total Revenue by Geographic Area
United States	$8,806	$4,913
Europe, Middle East and Africa (EMEA)	4,730	1,641
Taiwan	2,975	2,350
Other Asia (China, Malaysia, South Korea and Singapore)	2,066	1,259
Canada	1,582	267
Japan	1,499	919

Total	$21,658	$11,349

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $1.7 million and $2.3 million as of December 31, 2009 and 2008, respectively.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted during the first quarter of fiscal 2010

Earnings per Share: In June 2008, new standards were issued which concluded that unvested awards of share-based payments with non forfeitable rights to receive dividends or dividend equivalents, such as its restricted stock units (RSUs), are considered to be participating securities and the two-class method should be used for purposes of calculating earnings per share (EPS). Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. The Company has adopted the standards in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

Intangibles: In April 2008, new standards were issued for the determination of useful life of intangibles and amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced related disclosures. The Company has adopted the pronouncement in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

Business Combinations: These revised standards for business combinations generally require an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company has adopted the pronouncement in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

Non-controlling Interests: In December 2007, new standards were issued which required the recognition of a non-controlling interest (formerly minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. These new standards clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, these standards required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. It also included expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company has adopted the pronouncement in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

Recent new accounting pronouncements

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnification . The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2009.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of December 31, 2009. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

The Company is a party to legal proceedings and claims of various types in the ordinary course of business. The Company believes based on information currently available to management that the resolution of such claims will not have a material adverse impact on its consolidated financial position or results of operations.

NOTE 9 – INCOME TAXES

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

The Company recorded a tax benefit of $0.9 million and $1.8 million for the three months ended December 31, 2009 and 2008, respectively. The Company evaluates its deferred tax assets each reporting period and assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable over a reasonable period. As of December 31, 2009, the Company has current and long-term deferred tax assets, net of valuation allowance, totaling $9.4 million which primarily related to temporary timing differences and net operating loss carry-forwards. The Company believes it is more-likely-than not that these deferred tax assets will be realized in the future.

The Indian Tax Authorities completed its assessment of the Company’s tax returns for the tax years 2001 through 2007 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the six year period of approximately $370,000, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2007 in future assessments. The assessment orders are not final notices of deficiency, and we immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments. We obtained a decision allowing the claims of the tax holiday for the tax years 2002 through 2006. However, there is still the possibility of further tax exposure due to the ongoing process. As of December 31, 2009, there are no accrued amounts due to these claims.

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

NOTE 10 – FAIR VALUE DISCLOSURE

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term available-for-sale investments) as of December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value	Level 1	Level 2
Assets:
U.S. government sponsored enterprise bonds	$2,527	$—	$2,527
Money market funds	899	899	—
Commercial paper and certificates of deposit	877	—	877

Total financial assets	$4,303	$899	$3,404

NOTE 11 – STOCK REPURCHASE PROGRAM

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. Since the inception of the program in May 2008, the Company has repurchased 890,000 shares for a total of $5.1 million. The Company has not repurchased additional shares since the extension of the program was authorized on May 14, 2009. As of December 31, 2009, the remaining balance available for future stock repurchase was $14.9 million under the Company’s stock repurchase program.

NOTE 12 – LOAN AND SECURITY AGREEMENT

On December 1, 2009 the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The proceeds under the Loan Agreement may be used for general corporate purposes. The Loan Agreement provides for a two year revolving credit facility of $15 million, including the issuances of letters of credit. Availability of the loan amount is subject to a borrowing base restriction. The Company may elect to convert $5 million of the revolving credit facility to a three-year term loan at any time prior to March 31, 2010, and any such term loan will be amortized in equal monthly installments. The Company’s active domestic subsidiaries guaranty the obligations described in the Loan Agreement. The Company and the subsidiary guarantors grant the Silicon Valley Bank a security interest in substantially all of their assets, including accounts receivable, inventory, intellectual property and equipment. Interest under the Loan Agreement for the revolving credit facility will accrue, at the election of the Company, at LIBOR plus 4.00%, or the Prime Rate plus 1.50%. The interest rate under the Loan Agreement for the term loan will accrue, at the election of the Company, at LIBOR plus 4.50%, or the prime rate plus 2.00%. LIBOR is subject to a floor of 1.25% and the Prime Rate is subject to a floor of three month LIBOR plus 1.50%.

As of December 31, 2009, there have been no draws on the revolving credit facility.

NOTE 13 – SUBSEQUENT EVENT

The Company evaluated subsequent events through February 9, 2010 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements and the assumptions underlying them are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a provider of highly differentiated semiconductor IP, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers, and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission.

Overview

Business Environment

Virage Logic provides semiconductor intellectual property (IP) and services to more than 400 semiconductor companies worldwide. Historically we were primarily engaged in the development and marketing of embedded memory IP products. After the acquisition of In-Chip Systems, Inc. (In-Chip Systems or In-Chip) in May 2002, we expanded our physical IP product offering to also include standard cell logic component products. In August 2007, we acquired Ingot Systems, Inc. (Ingot Systems or Ingot), a privately held provider of functional, or application specific IP (ASIP), including Double Data Rate (DDR) memory controllers, Physical Interfaces (PHYs), and Delay Locked Loops (DLLs). In June 2008, we further expanded our product portfolio when we acquired the non-volatile embedded memory (NVM) IP business of Impinj Inc. (Impinj). Impinj’s AEON ® product line complements Virage Logic’s NOVeA® NVM products and we believe it essentially establishes Virage Logic as the multiple-time programmable NVM market leader.

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

On September 15, 2009, we closed the acquisition of approximately 85% of the outstanding shares of ARC International plc and began a statutory squeeze-out for the remaining ARC shares. In November 2009, we completed the acquisition of the remaining ARC shares and ARC became a wholly-owned subsidiary. The cost to acquire all of the ARC shares was approximately £25.2 million or approximately $41.6 million. The ARC configurable 32-bit processor cores and vertical application solutions complement Virage Logic’s broad portfolio of semiconductor IP and offer System-on-Chip (SoC) designers a single trusted source for highly differentiated IP. The acquisition of ARC expands Virage Logic’s ability to serve the global semiconductor market by complementing its extensive portfolio of physical IP and standards-based advanced interface IP solutions with ARC’s widely used processor IP, a necessary component for complex SoC integrated circuits.

On November 16, 2009, we acquired from NXP B.V., a leading semiconductor company founded by Royal Philips Electronics Inc., certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, we hired approximately 150 former NXP employees. In exchange for the NXP Assets we issued 2,500,000 shares of our common stock and paid $188,000 in cash to NXP. We also assumed liabilities that arise after the closing relating to the former employees of NXP we hired and assumed certain liabilities of NXP under contracts related to the assets.

In connection with the NXP Assets Acquisition, we entered into three related agreements with NXP. Under an intellectual property transfer and license agreement, (1) we are licensing back to NXP the technology, software and associated intellectual property rights included in the assets so that NXP can continue using these rights in its operations, (2) NXP is granting us a perpetual, royalty-free license to certain patents and other intellectual property rights of NXP related to the assets, and (3) we will pay, for a seven-year period following the closing, a royalty to NXP based on the revenue we receive from licensing to third-parties the assets we acquired from NXP. Under a master license agreement, we are licensing to NXP for an initial term of three and one half years substantially all of the pre-existing intellectual property rights we control, in return for which NXP will pay us $20 million over a four-year period in quarterly payments that will decline over time. Under a technology services agreement, we will provide NXP with support and engineering services relating to integrated circuit design, for which NXP will pay us $40 million over a four-year period in quarterly payments that will decline over time. We expect that payments under the master license agreement and technology services agreement will materially increase our revenue in fiscal year 2010. This revenue increase will be substantially offset by additional costs of revenues and research and development and general and administrative costs and expenses related to our employment of approximately 150 former NXP employees and amortization of the NXP Assets.

On December 1, 2009 the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The proceeds under the Loan Agreement may be used for general corporate purposes. The Loan Agreement provides for a two year revolving credit facility of $15 million, including the issuances of letters of credit. Availability of the loan amount is subject to a borrowing base restriction. The Company may elect to convert $5 million of the revolving credit facility to a three-year term loan at any time prior to March 31, 2010, and any such term loan will be amortized in equal monthly installments. The Company’s active domestic subsidiaries guaranty the obligations described in the Loan Agreement. The Company and the subsidiary guarantors grant the Silicon Valley Bank a security interest in substantially all of their assets, including accounts receivable, inventory, intellectual property and equipment. Interest under the Loan Agreement for the revolving credit facility will accrue, at the election of the Company, at LIBOR plus 4.00%, or the Prime Rate plus 1.50%. The interest rate under the Loan Agreement for the term loan will accrue, at the election of the Company, at LIBOR plus 4.50%, or the prime rate plus 2.00%. LIBOR is subject to a floor of 1.25% and the Prime Rate is subject to a floor of three month LIBOR plus 1.50%.

The various forms of IP we offer are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. Our semiconductor IP offering consists of (1) compilers that allow chip designers to configure our memories, or SRAMs, into different sizes and shapes on a single silicon chip, (2) IP and development solutions for embedded test and repair of on-chip memory instances, (3) software development tools used to design memory compilers, (4) NVM instances, (5) logic cell libraries, (6) DDR memory controller, PCIe, HDMI/DVI/DisplayPort and MIPI ® interface IP components, and (7) configurable 32-bit processor cores and vertical application solutions. We also provide design services related to our IP to the semiconductor industry.

Our customers include:

•

leading fabless semiconductor companies such as 3Leaf Systems (3Leaf), Agilent Technologies, Inc. (Agilent), Broadcom Corporation (Broadcom), Conexant Systems, Inc. (Conexant), Ikanos Communications, Inc. (Ikanos), Kawasaki Microelectronics (K-Micro), LSI Corporation (formerly LSI Logic and Agere), Marvell Technology Group, Ltd (Marvell), Movidia, Ltd (Movidia), NextIO, Inc. (NextIO), PMC-Sierra, Inc. (PMC-Sierra), TranSwitch Corporation (TranSwitch), Thomson Silicon Components (Thomson), and Via Technologies, Inc. (Via Technologies);

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

•

semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), Dongbu HiTek Ltd. (Dongbu HiTek), Global Foundries, Grace Semiconductor (Grace), HeJian Technology (HeJian), IBM Corporation (IBM), MagnaChip Semiconductor (MagnaChip), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower), and United Microelectronics Company (UMC).

We develop our embedded memory, logic, NVM, DDR PHY, and DLL, and PCIe, HDMI/DVI/DisplayPort and MIPI products to comply with the silicon manufacturing processes used for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the pure-play semiconductor manufacturing facilities or foundries, which these companies rely on to manufacture the integrated circuits (ICs) for their products. We also pre-test certain products before their release to the market by designing and manufacturing specialty ICs containing our semiconductor IP targeted for specific processes, so that we can provide our customers with silicon data and help ensure that ICs designed with our semiconductor IP will be manufacturable, while providing desired production yields. Our products are certified for production by several of the established pure-play foundries such as Chartered (now part of Global Foundries), IBM, TSMC, and UMC, as well as some of the emerging pure-play foundries such as Dongbu HiTek, Grace, HeJian, MagnaChip, SilTerra, SMIC, and Tower that are used by fabless semiconductor companies. Because we ensure that certain products are silicon-proven and production ready, our customers can proceed with confidence and benefit from shorter design times for new product development and reduced design and manufacturing costs.

We sell our products early in the design process, and there are time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor

IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase during periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

Sources of Revenues

Our revenues are derived principally from licenses of our semiconductor IP products, which include:

•	configurable 32-bit processor cores and vertical application solutions;

•	embedded memory, logic and I/O elements;

•	standard and custom memory compilers;

•	memory test processor and fuse box components for embedded test and repair of defective memory cells; and

•	DDR memory controllers, physical interfaces, delay locked loops, PCIe, MIPI and HDMI/DVI/DisplayPort interface IP.

We also derive revenues from royalties, custom design services, and maintenance and support services. Our revenues are reported in three separate categories: license revenues, maintenance revenues, and royalty revenues. Maintenance and support revenues are derived from maintenance and support fees. Royalty revenues are derived from fees paid by a customer or a third-party foundry based on production volumes of wafers containing chips utilizing our semiconductor IP technologies or production volumes of IC parts.

Licenses of our semiconductor IP typically cover a range of processor cores and vertical application solutions, embedded memory, logic and I/O elements, and interface IP products. Licenses of our semiconductor IP products can be either perpetual or term-based. In addition, maintenance and support can be purchased for both types of licenses.

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our ASAP Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our ASAP Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory, STAR™ Memory System and NOVeA® technologies. We derive our royalty revenues from fabless and integrated device manufacturers for our configurable processor cores, vertical application solutions, and our AEON and NOVeA products. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Royalty revenues for the three months ended December 31, 2009 and 2008 were $4.7 million and $2.8 million, respectively.

As part of the transactions with NXP described above, NXP agreed to pay us $60 million under the master license agreement over a four-year period. We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. We have one customer that generated 10% or more of our revenue for the three months ended December 31, 2009 and 2008.

Sales to customers located outside North America accounted for 52% and 54% of our revenues for the three months ended December 31, 2009 and 2008. Substantially all of our direct sales representatives and field application engineers are located in North America and Europe and serve those regions. In Japan and the rest of Asia, we engage in indirect sales through distributors and direct sales through sales representatives. All revenues to date have been denominated in U.S. dollars.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Revenues

The table below sets forth the changes in revenues from the three months ended December 31, 2009 to the three months ended December 31, 2008 (in thousands, except percentage data):

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Revenues:
License	$14,881	68.7%	$6,561	57.8%	$8,320	126.8%
Maintenance	2,042	9.4%	1,940	17.1%	102	5.3%
Royalties	4,735	21.9%	2,848	25.1%	1,887	66.3%

Total revenues	$21,658	100.0%	$11,349	100.0%	$10,309	90.8%

Revenues for the three months ended December 31, 2009 totaled $21.7 million, increasing 90.8% from $11.3 million for the three months ended December 31, 2008. The increase resulted from a $8.3 million increase in license revenues and an increase of $1.9 million in royalty revenues.

License revenues for the three months ended December 31, 2009 were $14.9 million, representing an increase of $8.3 million, or 126.8%, as compared to $6.6 million for the three months ended December 31, 2008. The license revenue increase for the three months ended December 31, 2009 is mainly attributed to the revenues generated from the recent acquisitions.

Maintenance revenues for the three months ended December 31, 2009 were $2.0 million, representing an increase of $0.1 million, or 5.3%, as compared to $1.9 million for the three months ended December 31, 2008.

Royalties increased by $1.9 million, or 66.3%, from $2.8 million in the three months ended December 31, 2008 to $4.7 million for the three months ended December 31, 2009. The royalties increase for the three months ended December 31, 2009 is mainly attributed to the royalties generated from the recent acquisitions.

For the three months ended December 31, 2009 and 2008, total revenues by geographic area were as follows:

	Three Months Ended December 31,
	2009	2008
Total Revenue by Geographic Area
United States	$8,806	$4,913
Europe, Middle East and Africa (EMEA)	4,730	1,641
Taiwan	2,975	2,350
Other Asia (China, Malaysia, South Korea and Singapore)	2,066	1,259
Canada	1,582	267
Japan	1,499	919

Total	$21,658	$11,349

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three months ended December 31, 2009 and for the three months ended December 31, 2008 (in thousands, except percentage data):

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Cost and expenses:
Cost of revenues	$4,519	20.9%	$2,569	22.6%	$1,950	75.9%
Research and development	11,242	51.9%	9,019	79.5%	2,223	24.6%
Sales and marketing	4,681	21.6%	2,667	23.5%	2,014	75.5%
General and administrative	4,572	21.1%	2,121	18.7%	2,451	115.6%

Total cost and expenses	$25,014	115.5%	$16,376	144.3%	$8,638	52.7%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expense, allocation of facilities costs, and depreciation expense of acquired software and capital equipment. Cost of revenues for the three months ended December 31, 2009 totaled $4.5 million, representing an increase of $1.9 million, or 75.9%, from $2.6 million for the three months ended December 31, 2008. The increase for the three months was primarily attributable to the additional cost of revenues related to sale of products acquired in the ARC and NXP transactions.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees and capital equipment depreciation expense. Research and development expenses as a percentage of total revenue for the three months ended December 31, 2009 decreased to 51.9% from 79.5% for the same period in fiscal 2009. Research and development expenses for the three months ended December 31, 2009 totaled $11.2 million, an increase of $2.2 million, or 24.6%, from $9.0 million for the three months ended December 31, 2008. The increase was primarily due to the additional research and development expenses as a result of hiring additional employees in connection with the recent acquisition of ARC and the transactions we entered into with NXP.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expense, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended December 31, 2009 totaled $4.7 million, representing an increase of $2.0 million, or 75.5%, over the same period in fiscal 2009. Sales and marketing expenses as a percentage of revenue were 21.6% for the three months ended December 31, 2009, compared to 23.5% for the three months ended December 31, 2008. The increase in sales and marketing expenses for the three months ended December 31, 2009 was primarily attributable to the additional sales and marketing expenses as a result of hiring additional employees in connection with the recent acquisition of ARC and the transactions we entered into with NXP.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended December 31, 2009 totaled $4.6 million, representing an increase of $2.5 million, or 115.6%, from the three months ended December 31, 2008. General and administrative expenses, as a percentage of total revenue were 21.1% for the three months ended December 31, 2009, compared to 18.7% for the same period in fiscal 2009. The increase in general and administrative expenses for the three months ended December 31, 2009 was mainly attributable to the acquisition of ARC and the transactions we entered into with NXP.

Interest Income and Other Income, net

The table below sets forth the changes in interest income and other income, net from the three months ended December 31, 2009 to the three months ended December 31, 2008 (in thousands, except percentage data):

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Amount	% of total revenues	Amount	% of total revenues	Year-Over-Year Change
Interest income and other income, net:
Interest income	$51	0.2%	$388	3.4%	$(337)	(86.9)%
Other income, net	200	0.9%	260	2.3%	(60)	(23.1)%

Total interest income and other income, net	$251	1.1%	$648	5.7%	$(397)	(61.3)%

Interest income and other income, net, for the three months ended December 31, 2009 totaled $0.3 million of income compared to $0.6 million of income for the same period in fiscal 2009. The decrease of $0.3 million is largely due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities.

Income Tax Provision

The table below sets forth the changes in income tax provision from the three months ended December 31, 2009 to the three months ended December 31, 2008 (in thousands, except percentage data):

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
	Amount	% of total revenues	Amount	% of total revenues
Income tax benefit	$(895)	(4.1)%	$(1,768)	(15.6)%

For the three months ended December 31, 2009 and 2008, we recorded an income tax benefit of $0.9 million and $1.8 million, respectively. The income tax benefits for the three months ended December 31, 2009 is based on our annual effective tax rate. The fiscal 2010 effective tax rate is 32%. The ARC non-controlling interest change during the first quarter of fiscal 2010 did not materially impact our fiscal 2010 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2009	September 30, 2009	Change
Cash and cash equivalents	$24,473	$22,473	$2,000
Short-term investments	3,404	7,383	(3,979)

Total cash, cash equivalents and short-term investments	$27,877	$29,856	$(1,979)

As of December 31, 2009, our cash and cash equivalents totaled $24.5 million, as compared to $22.5 million as of September 30, 2009. As of December 31, 2009 and September 30, 2009, our short-term investments totaled $3.4 million and $7.4 million, respectively. We do not carry any long-term investments as of December 31, 2009. The primary source of our cash in the three months ended December 31, 2009 was proceeds from maturity of investments and collections of accounts receivable.

	Three Months Ended
	December 31, 2009	December 31, 2008	Change
Cash provided by operating activities	$1,030	$667	$363
Cash provided by investing activities	785	18,844	(18,059)
Cash provided by (used in) financing activities	60	(461)	521
Effect of exchange rates on cash	125	(388)	513

Net increase in cash and cash equivalents	$2,000	$18,662	$(16,662)

Net cash provided by operating activities was $1.0 million and $0.7 million for the three months ended December 31, 2009 and 2008. The increase in cash flows provided by operating activities was $0.3 million, primarily attributable to a reduction in net loss of $0.4 million.

Net cash provided by investing activities was $0.8 million for the three months ended December 31, 2009, representing a decrease of $18.1 million from net cash provided by investing activities of $18.8 million for the three months ended December 31, 2008. The decrease of $18.1 million from the investing activities was primarily due to decreases in proceeds from maturity of investments of $17.1 million.

Net cash provided by financing activities totaled $60,000 for the three months ended December 31, 2009, representing an increase of $0.5 million from net cash used in financing activities of $0.5 million for the three months ended December 31, 2008. The increase of $0.5 million was largely attributed to $0.6 million in the purchase of treasury stock in the three months ended December 31, 2008.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at December 31, 2009 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations (1)	$7,640	$2,451	$2,597	$1,530	$1,062
Capital lease obligations	158	133	25	—	—
Purchase obligations (2)	15,458	9,605	4,589	1,205	59

Total operating lease and purchase obligations	$23,256	$12,189	$7,211	$2,735	$1,121

(1)	Includes sale-leaseback transactions of computer equipment, which were executed during the quarter ended December 31, 2009. No material gain or loss resulted from these transactions.
(2)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our core business, the sale of semiconductor IP for the design and manufacture of SoC integrated circuits, has exposure to financial market risks, including changes in foreign currency exchange rates and interest rates. Sales to customers located outside the United States accounted for 59% of our total revenue. However, to date, our exposure to foreign currency exchange fluctuations has been minimal because all of our license agreements provide for payment in U.S. dollars.

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term money market mutual funds, government-sponsored enterprise bonds, corporate bonds, and commercial paper. We hold no auction-rate securities. Our short-term investments balance of $3.4 million at December 31, 2009 consisted of instruments with original maturities of less than one year. The estimated fair value of our investment portfolio as of December 31, 2009, assuming a 100 basis point increase in market interest rates, would decrease by approximately $9,000, which would not materially affect our operations. We have the ability to generally hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended September 30, 2009, which we filed with the Securities and Exchange Commission on December 14, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first three months of fiscal 2010. The following discussion is of material changes to the risk factors disclosed in that report.

General economic conditions and future terrorist attacks may reduce our revenues and harm our business.

The U.S. and International economy and financial markets have experienced a significant slowdown and volatility due to the instability of the financial markets, falling consumer confidence and rising unemployment rates. As a result of the deteriorating economic environment, our current or potential future customers may experience serious cash flow problems and may modify, delay or cancel plans to purchase our products. If businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies, integrated device manufacturers and production levels by semiconductor manufacturers could decline. This could adversely affect our revenues which in turn would have an adverse effect on our operations and financial result. In addition, continued unrest in Israel and the Middle East may negatively impact the investments that our worldwide customers make in these geographic regions.

We may experience additional losses in the future and may have difficulty returning to profitability.

We recorded a net loss attributable to Virage stockholders of $2.2 million and $2.6 million for the three months ended December 31, 2009 and 2008. Though we plan to grow our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for an additional valuation allowance to be recorded.

Our quarterly operating results may fluctuate significantly and the failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future from quarter to quarter and on an annual basis due to a variety of factors, many of which are outside of our control. Factors that could cause our revenues and operating results to vary materially from quarter to quarter may include, but not be limited to, the following:

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

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. “See Note 11. Stock Repurchase Program.”

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

Date: February 9, 2010	VIRAGE LOGIC CORPORATION

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