Form 10-Q
period 2010-03-31
VIRAGE LOGIC CORP
filed 2010-05-10
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 25,856,098 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,540	$22,473
Short-term investments	3,397	7,383
Accounts receivable, net	21,193	15,930
Costs in excess of related revenue on uncompleted contracts	1,169	1,262
Deferred tax assets – current	416	416
Prepaid expenses and other	5,485	6,887
Taxes receivable	441	108

Total current assets	54,641	54,459
Property, plant and equipment, net	6,746	6,533
Goodwill	15,546	10,984
Other intangible assets, net	30,070	29,645
Deferred tax assets – long-term	9,861	8,858
Taxes receivable – long-term	3,095	2,768
Other long-term assets	4,552	4,858

Total assets	$124,511	$118,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,361	$4,767
Accrued expenses	13,364	18,713
Deferred revenues	19,223	9,930
Income taxes payable	165	—

Total current liabilities	35,113	33,410
Income tax liability	179	935
Deferred tax liability	3,169	3,156
Other long-term accruals	854	1,397

Total liabilities	39,315	38,898

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; Authorized shares – 150,000,000 as of March 31, 2010 and September 30, 2009; issued and outstanding shares – 26,675,750 and 24,023,642 as of March 31, 2010 and September 30, 2009, respectively	27	24
Additional paid-in capital	154,196	143,754
Accumulated other comprehensive loss	(309)	(129)
Treasury stock, at cost (890,000 shares as of March 31, 2010 and September 30, 2009)	(5,130)	(5,130)
Accumulated deficit	(63,588)	(60,309)

Total Virage stockholders’ equity	85,196	78,210

Non-controlling interests in consolidated subsidiaries	—	997

Total equity	85,196	79,207

Total liabilities and equity	$124,511	$118,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenues:
License	$16,913	$7,478	$31,794	$14,039
Maintenance	2,344	1,648	4,386	3,588
Royalties	5,988	1,899	10,723	4,747

Total revenues	25,245	11,025	46,903	22,374

Costs and expenses:
Cost of license and maintenance revenues	3,953	2,401	8,472	4,970
Research and development	14,649	6,700	25,891	15,719
Sales and marketing	4,040	2,754	8,721	5,421
General and administrative	4,354	2,645	8,926	4,766
Goodwill impairment	—	11,839	—	11,839
Restructuring charges	—	1,473	—	1,473

Total costs and expenses	26,996	27,812	52,010	44,188

Operating loss	(1,751)	(16,787)	(5,107)	(21,814)
Interest income	43	259	94	647
Other income (expenses)	551	(145)	751	115

Loss before income taxes	(1,157)	(16,673)	(4,262)	(21,052)
Income tax provision (benefit)	(59)	9,674	(954)	7,906

Net loss	(1,098)	(26,347)	(3,308)	(28,958)
Net loss attributable to the non-controlling interests	—	—	(29)	—

Net loss attributable to Virage stockholders	$(1,098)	$(26,347)	$(3,279)	$(28,958)

Net loss per share attributable to Virage stockholders:
Basic	$(0.04)	$(1.15)	$(0.13)	$(1.26)

Diluted	$(0.04)	$(1.15)	$(0.13)	$(1.26)

Weighted average shares used in computing per share amounts:
Basic	25,731	22,877	25,061	22,915

Diluted	25,731	22,877	25,061	22,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,279)	$(28,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	115	358
Depreciation and amortization	1,363	651
Amortization of intangible assets	3,675	661
Share-based compensation	2,681	927
Excess tax benefit from share-based compensation	(80)	(4)
Goodwill impairment	—	11,839
Changes in operating assets and liabilities:
Accounts receivable	(4,100)	5,317
Costs in excess of revenue on uncompleted contracts	133	(236)
Prepaid expenses and other	1,196	1,303
Taxes receivable	(644)	(128)
Deferred income taxes	(995)	8,996
Other long-term assets	(539)	(942)
Accounts payable	(2,404)	459
Accrued expenses and other long-term liabilities	(6,513)	(688)
Deferred revenues	9,625	(959)
Current and non-current income taxes liability	(581)	(1,635)

Net cash used in operating activities	(347)	(3,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(965)	(1,669)
Purchase of investments	(865)	(15,174)
Proceeds from maturities of investments	4,853	34,209
Cash paid for ARC non-controlling interest at acquisition	(2,815)	—
Cash paid for the NXP assets acquisition	(188)	—

Net cash provided by investing activities	20	17,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	163	11
Cash paid for stock repurchase	—	(566)
Excess tax benefit from share-based compensation	80	4

Net cash provided by (used in) financing activities	243	(551)

Effect of exchange rates on cash	151	(326)

Net increase in cash and cash equivalents	67	13,450
Cash and cash equivalents at beginning of period	22,473	13,214

Cash and cash equivalents at end of period	$22,540	$26,664

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Intangible assets and goodwill acquired in exchange for common stock	$9,500	$—

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009 contained in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2010.

The accompanying unaudited condensed consolidated financial statements include the accounts of Virage Logic and its wholly-owned subsidiaries and operations located in the Republic of Armenia (Armenia), Germany, India, Israel, Japan, Taiwan, Russia, Netherlands and the United Kingdom. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents, Short-term and Long-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of March 31, 2010 and September 30, 2009 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of March 31, 2010 and September 30, 2009, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments.

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

Investments, classified as available-for-sale securities, included the following (in thousands):

	March 31, 2010				September 30, 2009
	Amortized Cost	Unrealized Gain		Fair Value	Amortized Cost	Unrealized Gain		Fair Value
Government sponsored enterprise bonds	$2,500	$8	(1)	$2,508	$4,507	$44	(1)	$4,551
Commercial paper	—	—		—	2,500	—		2,500
Certificates of deposits	889	—		889	332	—		332

Short-term investments	3,389	8		3,397	7,339	44		7,383

Total investments	$3,389	$8		$3,397	$7,339	$44		$7,383

(1)	As of March 31, 2010 and September 30, 2009, there are no unrealized losses for available-for-sale securities.

Investments, classified as available-for-sale securities, are reported as (in thousands):

	March 31, 2010	September 30, 2009
Short-term investments	$3,397	$7,383

Total	$3,397	$7,383

The contractual maturities of investments are as follows (in thousands):

	March 31, 2010		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,389	$3,397	$7,339	$7,383

Total	$3,389	$3,397	$7,339	$7,383

Accounting for Internal-Use Computer Software

The Company capitalized certain external and internal costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. The Company purchased and capitalized costs of $59,000 and $113,000 during the six months ended March 31, 2010, and 2009, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Software Development Costs

Software development costs, related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, are capitalized beginning when the software’s technological feasibility has been established by completion of a working model of the product. Amortization of the costs begins when the product is available for general release to customers and will be amortized to cost of revenues over the greater of its estimated useful life of 5 years or the ratio of accumulated revenue over estimated total revenue. As the software was available for general release during the fourth quarter of fiscal 2009, the Company began to amortize the cost to cost of revenues. The Company has capitalized $1.7 million and $1.3 million of purchased development software costs at March 31, 2010 and September 30, 2009 for sale in our products. The amortization expense for software development costs during the three months ended March 31, 2010 and 2009 are $136,000 and $0, respectively. The amortization expense for software development costs during the six months ended March 31, 2010 and 2009 are $0.3 million and $0, respectively.

Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge was recorded during the first six months of fiscal year 2010. The Company continues to monitor its fair value and operating results, and the carrying value of goodwill will be written down to its estimated fair value, if an impairment of goodwill is deemed to exist.

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

The Company recorded $5.4 million of goodwill related to the acquisition of NXP advanced CMOS IP and engineering team (the NXP Assets). The following table summarizes the activity related to the carrying value of the Company’s goodwill during the six months ended March 31, 2010 (in thousands):

	Six Months Ended March 31, 2010
Beginning balance at September 30, 2009	$10,984
Goodwill recorded in connection with the acquisition of the NXP Assets (see Note 2)	5,400
Purchase price adjustment in connection with the acquisition of ARC International	(838	) (1)

Ending balance at March 31, 2010	$15,546

(1)	The adjustment to the purchase price of ARC International (ARC) in the first half of fiscal 2010 is mainly attributable to the receipt of pre-acquisition royalty reports from ARC customers which the Company was unable to estimate at the acquisition date. This is partially offset by the adjustment in the assumed restructuring plans.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	March 31, 2010			September 30, 2009
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Technology	$21,020	$(2,930)	$18,090	$16,920	$(1,059)	$15,861
Customer lists	9,149	(1,452)	7,697	9,149	(329)	8,820
Patents	4,800	(3,197)	1,603	4,800	(2,934)	1,866
Order backlog	2,082	(376)	1,706	2,082	(29)	2,053
Trade name	1,092	(118)	974	1,092	(47)	1,045

Total	$38,143	$(8,073)	$30,070	$34,043	$(4,398)	$29,645

The aggregate amortization expense related to acquired intangible assets totaled approximately $3.7 million and $0.7 million for the six months ended March 31, 2010 and 2009, respectively. In November 2009, the Company recorded $4.1 million of intangible assets related to the acquisition of the NXP Assets (see Note 2).

Estimated amortization expenses for intangible assets for the remainder of fiscal 2010, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010	$3,773
2011	7,524
2012	7,144
2013	6,296
2014	4,038
Thereafter	1,295

Total	$30,070

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges recorded in the three months ended March 31, 2010 and 2009.

Share-based Compensation

The Company values its share-based awards on the date of grant using the Black-Scholes model. The Company is required to measure compensation cost for all share-based awards at fair value on date of grant and recognizes this compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options, generally, vest over a four-year service period. Total compensation expense recognized for the three months ended March 31, 2010 and 2009 was $1.7 million and $0.9 million, respectively. As of March 31, 2010, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $5.2 million and will be amortized over the average period of 2.56 years.

The Company records the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expense recorded for stock options granted to non-employees in the three months ended March 31, 2010 and 2009.

The share-based compensation expense related to the Company’s share-based awards for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except per share data):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Cost of revenue	$159	$52	$212	$122
Research and development	618	226	992	356
Sales and marketing	216	44	426	(119)
General and administrative	696	530	1,051	568

Stock-based compensation expense	1,689	852	2,681	927
Related benefits	(650)	(344)	(1,032)	(374)

Stock-based compensation expense, net of tax benefits	$1,039	$508	$1,649	$553
Net stock-based compensation expense, per common share:
Basic	$0.04	$0.02	$0.07	$0.02

Diluted	$0.04	$0.02	$0.07	$0.02

As of March 31, 2010 and 2009, the Company capitalized approximately $147,000 and $80,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for equity awards:

	Three Months Ended		Six Months Ended
	March 31, 2010 *	March 31, 2009	March 31, 2010	March 31, 2009
Volatility	N/A	50%	53%	49%
Risk-free interest rate	N/A	1.7%	2.3%	1.6%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected life (years)	N/A	4.8 years	4.3 years	4.8 years

*	The Company did not grant any stock options or stock settled appreciation rights during the three months ended March 31, 2010.

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The Black-Scholes weighted average fair values of options and Stock Settled Appreciation Rights (“SSARs”) granted during the six months ended March 31, 2010 and 2009 were $2.46 and $1.43 per share, respectively.

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2010 and changes during the six months ended March 31, 2010:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2009	686,314	$6.11
RSU granted	906,228	$6.02
RSU vested	(137,591)	$6.29
RSU cancelled	(68,089)	$5.68

Nonvested as of March 31, 2010	1,386,862	$6.06

As of March 31, 2010, the total unrecognized compensation cost net of forfeitures related to unvested RSU awards not yet recognized is $3.8 million and is expected to be recognized over a period of 2.55 years.

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

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2009	1,610,482	3,608,699	$7.94
Options and SSARs granted	(60,000)	60,000	$5.54
RSUs granted	(906,228)	—	—
Options and SSARs exercised	—	(54,689)	$3.05
Options and SSARs cancelled	170,983	(170,983)	$7.91
RSUs cancelled	68,089	—	—
Awards expired (unissued)	(37,448)	—	—

Balance at March 31, 2010	845,878	3,443,027	$7.97

The following table summarizes information about stock options and SSARs outstanding and exercisable at March 31, 2010:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$2.48 - $3.75	385,258		8.27	$3.28	$1,766	114,695	7.20	$3.30	$523
$4.00 - $5.61	456,708		6.21	$5.15	$1,240	244,191	3.71	$5.28	$629
$5.65 - $6.94	356,454		7.98	$6.48	$490	190,785	7.94	$6.54	$252
$6.96 - $7.47	505,450		4.16	$7.31	$288	443,814	7.08	$7.35	$227
$7.48 - $8.63	433,122		5.81	$8.18	$11	386,148	5.62	$8.15	$10
$8.65 - $8.87	385,705		5.66	$8.82	$—	333,396	5.50	$8.81	$—
$8.91- $10.30	509,150		5.29	$9.80	$—	482,610	5.17	$9.82	$—
$10.31 - $16.56	385,430		2.76	$14.16	$—	385,430	2.77	$14.16	$—
$16.70 - $22.37	25,500		4.70	$16.99	$—	25,500	4.71	$16.99	$—
$22.81 - $22.81	250		1.78	$22.81	$—	250	1.78	$22.81	$—

Total	3,443,027	*	5.68	$7.97	$3,795	2,606,819	5.40	$8.79	$1,641

* Table of awards outstanding does not include 1,386,862 unvested restricted stock units.

Vested and expected to vest as of March 31, 2010	3,056,790		5.53	$8.28	$2,838

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.86 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2010 and 2009 was 1.2 million and 45,000, respectively.

The total intrinsic value of options exercised during the six month periods ended March 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended March 31, 2010 and 2009 was approximately $170,000 and $11,000.

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

The amounts of revenue and earnings from the NXP Assets Acquisition included in the Company’s consolidated income statement for the six months ended March 31, 2010 are as follows (in thousands):

	Revenue	Loss
	(unaudited)
Actual from 11/16/2009 – 3/31/2010	$6,426	$(1,172)
Pro forma from 10/1/2009 – 3/31/2010	8,567	(1,674)

NOTE 3 – RESTRUCTURING CHARGES

Virage 2009 Restructuring Plan

During the second quarter of fiscal 2009, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its headcount by 13%, primarily in engineering. The restructuring plan resulted in the reduction of 60 employees and closing of its R&D centers in New Jersey and Minnesota. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease termination charges, and other professional services. Total restructuring expense was approximately $1.5 million of which approximately $1.2 million was paid as of September 30, 2009. Total restructuring costs accrued as of March 31, 2010 and September 30, 2009 were $0.1 million and $0.3 million, respectively, which were recorded in accrued expenses on the consolidated balance sheets. Substantially all of the accrued restructuring balance of approximately $0.1 million as of March 31, 2010 will be paid in fiscal 2010. Approximately $30,000 of the $0.1 million accrued restructuring balance, which is included in accrued expenses in the consolidated balance sheet, will be paid in the first quarter of fiscal 2011.

The following table summarizes restructuring activity for the six months ended March 31, 2010 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$30	$7	$229	$266
Cash payments	(30)	(2)	(99)	(131)

Balance at March 31, 2010	$—	$5	$130	$135

Estimated Acquisition-Related Restructuring Costs Accounted for as Purchase Price

During the fourth quarter of fiscal 2009, the Company recorded approximately $2.8 million of restructuring costs in connection with its acquisition of ARC International (ARC), which included $2.2 million for employee severance and $0.6 million for facility consolidation costs. These costs were recognized as a liability assumed in the ARC purchase price allocation and, accordingly, resulted in an increase to the purchase price. A portion of the restructuring liabilities related to facility lease commitments is classified as a long-term liability in the accompanying balance sheets. Approximately $0.1 million of the accrued restructuring balance of $0.6 million as of March 31, 2010 will be paid in fiscal 2010. The remaining $0.5 million of facility-related expenses will be paid through fiscal 2012.

Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of executing the current approved plan, associated with acquisition activities of ARC, are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

The following table summarizes the acquisition-related restructuring activity for the six months ended March 31, 2010 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$2,240	$—	$564	$2,804
Other adjustments (1)	65	116	282	463
Cash payments	(2,290)	(115)	(229)	(2,634)

Balance at March 31, 2010	$15	$1	$617	$633

(1)	The adjustment to the assumed restructuring plans is mainly attributable to penalties and other charges due to early termination of a restructured lease and other contracts.

Assumed Restructuring Plans from ARC International

In addition, the Company acquired $2.2 million of accrued restructuring liability as part of the liabilities assumed in the acquisition of ARC International in the fourth quarter of fiscal 2009. ARC initiated restructuring plans in both December 2008 and July 2009 prior to the acquisition. The restructuring charges included personnel and leased facilities. The remaining balance is primarily composed of the remaining lease payments. Approximately $0.1 million of the accrued restructuring balance of $1.1 million as of March 31, 2010 will be paid in fiscal 2010. The remaining $1.0 million of facility-related expenses will be paid through fiscal 2012.

The following table summarizes the acquired restructuring activity for the six months ended March 31, 2010 as follows (in thousands):

	Severance	Facility		Total
Balance at September 30, 2009	$168	$2,008		$2,176
Other adjustments	(24)	(230	) (1)	(254)
Cash payments	(137)	(664)		(801)

Balance at March 31, 2010	$7	$1,114		$1,121

(1)	The adjustment to the assumed restructuring plans from ARC International is mainly attributable to the savings from early termination of a restructured lease.

NOTE 4 – NET LOSS PER SHARE ATTRIBUTABLE TO VIRAGE STOCKHOLDERS

Basic and diluted net loss per share attributable to Virage stockholders have been computed using the weighted average number of shares of common stock outstanding during the period, less weighted average shares outstanding that are subject to repurchase by the Company plus weighted average share equivalents, unless anti-dilutive.

The following table presents the computation of basic and diluted net loss per share attributable to Virage stockholders (in thousands, except for per share data):

	Three Months Ended March 31,		Six months Ended March 31,
	2010	2009	2010	2009
Net loss-attributable to Virage stockholders	$(1,098)	$(26,347)	$(3,279)	$(28,958)

Shares used in computation:
Shares used in computing basic net loss per share	25,731	22,877	25,061	22,915
Add: Effect of potentially diluted securities	—	—	—	—

Shares used in computing diluted net loss per share	25,731	22,877	25,061	22,915

Basic net loss per share	$(0.04)	$(1.15)	$(0.13)	$(1.26)

Diluted net loss per share	$(0.04)	$(1.15)	$(0.13)	$(1.26)

For the computation of diluted net loss per share attributable to Virage stockholders for the three and six months ended March 31, 2010 and March 31, 2009, the Company excluded awards totaling approximately 4.8 million shares, from the calculation of the net loss per share attributable to Virage stockholders as they are anti-dilutive.

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

Changes in equity including comprehensive loss for the six month periods ended March 31, 2010 are as follows:

	Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at September 30, 2009	$78,210	$997	$79,207
Net loss	(3,279)	(29)	(3,308)
Unrealized losses on investments	(36)	—	(36)
Cumulative translation adjustments	(144)	—	(144)
Stock issued for business acquisition	9,500	—	9,500
Share-based compensation	2,424	—	2,424
Settlement of payroll taxes upon restricted stock unit exercises	(261)	—	(261)
Common stock issued under stock option plan	136	—	136
Cash paid for non-controlling interest	(1,354)	(968)	(2,322)

Balance at March 31, 2010	$85,196	$—	$85,196

Comprehensive loss includes unrealized gains on investments and foreign currency translation adjustments. These items have been excluded from net loss and are reflected instead in stockholders’ equity.

Total comprehensive loss for the three and six month periods ended March 31, 2010 and 2009, respectively, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss attributable to Virage stockholders	$(1,098)	$(26,347)	$(3,279)	$(28,958)
Foreign currency translation adjustments, net of tax	(227)	(289)	(89)	(546)
Changes in unrealized gain (loss) on investments, net of tax	(12)	(65)	(22)	187

Comprehensive loss, net of tax	$(1,337)	$(26,701)	$(3,390)	$(29,317)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geographic area are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Total Revenue by Geography
United States	$8,540	$4,983	$17,346	$9,896
Europe, Middle East and Africa (EMEA)	8,024	1,410	12,754	3,051
Taiwan	4,154	1,689	7,129	4,039
Other Asia (China, Malaysia, South Korea and Singapore)	2,564	1,475	4,630	2,734
Japan	1,520	432	3,019	1,351
Canada	443	1,036	2,025	1,303

Total	$25,245	$11,025	$46,903	$22,374

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $1.5 million and $1.9 million as of March 31, 2010 and 2009, respectively.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted during fiscal 2010

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

Intangibles : In April 2008, new standards were issued for the determination of useful life of intangibles and amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and require enhanced related disclosures. The Company has adopted the pronouncement in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

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

Fair value measurements: In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. This accounting guidance was adopted by the Company beginning in the second quarter of fiscal 2010, except for the rollforward of activity on a gross basis for Level 3 fair value measurement, which will be effective for the Company in the first quarter of fiscal 2012. The effect of the adoption of this standard was not material to the consolidated financial statements.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of March 31, 2010.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2010. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

The Company recorded a tax benefit of $0.9 million and a tax provision of $7.9 million for the six months ended March 31, 2010 and 2009, respectively. The Company evaluates its deferred tax assets each reporting period and assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable over a reasonable period. As of March 31, 2010, the Company has current and long-term deferred tax assets, net of valuation allowance, totaling $10.3 million which primarily related to temporary timing differences and net operating loss carry-forwards. The Company believes it is more-likely-than not that these deferred tax assets will be realized in the future.

The Indian Tax Authorities completed its assessment of the Company’s tax returns for the tax years 2001 through 2007 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the six year period of approximately $140,000, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2007 in future assessments. The assessment orders are not final notices of deficiency, and we immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments. We obtained a decision allowing the claims of the tax holiday for the tax years 2002 through 2007. However, there is still the possibility of further tax exposure due to the ongoing process. As of March 31, 2010, there are no accrued amounts due to these claims.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term available-for-sale investments) as of March 31, 2010 (in thousands):

	March 31, 2010
	Fair Value	Level 1	Level 2
Assets:
U.S. government sponsored enterprise bonds	$2,508	$—	$2,508
Money market funds	899	899	—
Commercial paper and certificates of deposit	889	—	889

Total financial assets	$4,296	$899	$3,397

NOTE 11 – STOCK REPURCHASE PROGRAM

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. Since the inception of the program in May 2008, the Company has repurchased 890,000 shares for a total of $5.1 million. The Company has not repurchased additional shares since the extension of the program was authorized on May 14, 2009. As of March 31, 2010, the remaining balance available for future stock repurchase was $14.9 million under the Company’s stock repurchase program.

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

On March 31, 2010 the Company entered into an amendment to its Loan Agreement with Silicon Valley Bank. The Company amended the Loan Agreement to (a) extend the delivery dates of certain loan reporting requirements and post-closing items and (b) extend the measurement dates for certain financial covenants until such time as the Company borrows under the Loan Agreement or June 30, 2010, whichever is earlier, all as set forth in sections 6.2 and 6.7 of the Loan Agreement.

As of March 31, 2010, there have been no draws on the revolving credit facility.

NOTE 13 – SUBSEQUENT EVENT

The Company evaluated subsequent events through May 10, 2010 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements made in this quarterly report on Form 10-Q, other than statements of historical fact, are forward-looking statements that involve risks and uncertainties. These statements and the assumptions underlying them are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Some of these statements relate to products, customers, business prospects, technologies, trends and effects of acquisitions. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. Forward-looking statements are subject to a number of known and unknown risks and uncertainties which might cause actual results to differ materially from those expressed or implied by such statements. These risks include our ability to forecast our business, including our revenue, income and order flow outlook, our ability to execute on our strategy of being a broad line provider of highly differentiated semiconductor IP, our ability to continue to develop new products and maintain and develop new relationships with third-party foundries, integrated device manufacturers (IDMs), and fabless semiconductor companies, our ability to overcome the challenges associated with establishing licensing relationships with semiconductor companies, our ability to obtain royalty revenues from customers in addition to license fees, our ability to receive accurate information necessary for calculation of royalty revenues and to collect royalty revenues from customers, business and economic conditions generally and in the semiconductor industry in particular, pace of adoption of new technologies by our customers and increases or fluctuations in the demand for their products, competition in the market for semiconductor IP, and other risks and uncertainties including those set forth below under “Risk Factors”. These forward-looking statements speak only as of the date hereof, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein. The following information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission.

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

On September 15, 2009, we closed the acquisition of approximately 85% of the outstanding shares of ARC International plc and began a statutory squeeze-out for the remaining ARC shares. In November 2009, we completed the acquisition of the remaining ARC shares and ARC became a wholly-owned subsidiary. The cost to acquire all of the ARC shares was approximately £25.2 million or approximately $41.6 million. The ARC configurable 32-bit processor cores and vertical application solutions complement Virage Logic’s broad portfolio of semiconductor IP and offer System-on-Chip (SoC) designers a single trusted source for highly differentiated IP. As the second most widely used processor architecture, ARC cores ship in more than 425 million units annually in products such as digital and mobile TVs, portable media players, PCs, laptops, flash storage, digital cameras and smart phones, as well as in medical and government systems. The acquisition of ARC expands Virage Logic’s ability to serve the global semiconductor market by complementing its extensive portfolio of physical IP and standards-based advanced interface IP solutions with ARC’s widely used processor IP, a necessary component for complex SoC integrated circuits.

On November 16, 2009, we acquired from NXP B.V., a leading semiconductor company founded by Royal Philips Electronics Inc., certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, we hired approximately 150 former NXP employees. In exchange for the NXP assets, we issued 2,500,000 shares of our common stock and paid $188,000 in cash to NXP. We also assumed liabilities that arise after the closing relating to the former employees of NXP we hired and assumed certain liabilities of NXP under contracts related to the assets we assumed.

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

On December 1, 2009 the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The proceeds under the Loan Agreement may be used for general corporate purposes. The Loan Agreement provides for a two year revolving credit facility of $15 million, including the issuances of letters of credit. Availability of the loan amount is subject to a borrowing base restriction. The Company’s active domestic subsidiaries guarantee the obligations described in the Loan Agreement. The Company and the subsidiary guarantors grant the Silicon Valley Bank a security interest in substantially all of their assets, including accounts receivable, inventory, intellectual property and equipment. Interest under the Loan Agreement for the revolving credit facility will accrue, at the election of the Company, at LIBOR plus 4.00%, or the Prime Rate plus 1.50%. The interest rate under the Loan Agreement for the term loan will accrue, at the election of the Company, at LIBOR plus 4.50%, or the prime rate plus 2.00%. LIBOR is subject to a floor of 1.25% and the Prime Rate is subject to a floor of three month LIBOR plus 1.50%.

On March 31, 2010 the Company entered into an amendment to its Loan Agreement with Silicon Valley Bank. The Company amended the Loan Agreement to (a) extend the delivery dates of certain loan reporting requirements and post-closing items and (b) extend the measurement dates for certain financial covenants until such time as the Company borrows under the Loan Agreement or June 30, 2010, whichever is earlier, all as set forth in sections 6.2 and 6.7 of the Loan Agreement.

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

Our customers include:

•

leading fabless semiconductor companies such as 3Leaf Systems (3Leaf), Agilent Technologies, Inc. (Agilent), Broadcom Corporation (Broadcom), Cambridge Silicon Radio (CSR), Conexant Systems, Inc. (Conexant), Ikanos Communications, Inc. (Ikanos), Kawasaki Microelectronics (K-Micro), LSI Corporation (formerly LSI Logic and Agere), Marvell Technology Group, Ltd (Marvell), Movidia, Ltd (Movidia), NextIO, Inc. (NextIO), PMC-Sierra, Inc. (PMC-Sierra), TranSwitch Corporation (TranSwitch), Thomson Silicon Components (Thomson), and Via Technologies, Inc. (Via Technologies) ), and ViXS Systems (ViXS);

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

•

semiconductor foundries such as Taiwan Semiconductor Manufacturing Company (TSMC), Dongbu HiTek Ltd. (Dongbu HiTek), Global Foundries, Grace Semiconductor (Grace), HeJian Technology (HeJian), IBM Corporation (IBM), MagnaChip Semiconductor (MagnaChip), SilTerra Malaysia Sdn. Dhd. (SilTerra), Silicon Manufacturing International Corporation (SMIC), Tower Semiconductor, Ltd. (Tower), and United Microelectronics Company (UMC);

•

additionally, as a result of our acquisition of ARC and its vertical applications solutions, we are expanding our customer base into the original equipment manufacturer (OEM) arena. For example, ASUSTeK Computer Incorporated (ASUS) of Taipei, Taiwan, the leader in providing the highest quality motherboard and notebook PCs worldwide, has licensed Virage Logic’s Sonic Focus® audio enrichment IP to provide an enhanced entertainment listening experience on their next generation ASUS NX90 multimedia notebook.

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

We sell our products early in the design process, and there are typically time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase during periods in which manufacturing volumes of semiconductors are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

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

We derive our royalty revenues from pure-play foundries that manufacture chips incorporating our ASAP™ Memory, ASAP™ Logic, SiWare™ Memory, SiWare™ Logic and STAR™ Memory System products for our fabless customers, and from integrated device manufacturers and fabless customers that utilize our ASAP Memory, ASP Logic, SiWare Memory, SiWare Logic and STAR Memory, STAR™ Memory System, AEON and NOVeA technologies. We also derive royalty revenues from fabless and integrated device manufacturers for our ARC configurable processor cores, vertical application solutions, and our AEON and NOVeA products. Royalty payments are in addition to the license fees we collect from our customers, and are calculated based on production volumes of wafers containing chips utilizing our semiconductor IP technologies based on a rate per-chip or rate per-wafer depending on the terms of the respective license agreement. Royalty revenues are generally determined and recognized one quarter in arrears, when a production volume report is received from the customer or foundry.

Royalty revenues for the three months ended March 31, 2010 and 2009 were $6.0 million and $1.9 million, respectively. Royalty revenues for the six months ended March 31, 2010 and 2009 were $10.7 million and $4.7 million, respectively.

As part of the transactions with NXP described above, NXP agreed to pay us $60 million under the master license agreement over a four-year period and $40 million under the technology services agreement over a four-year period. We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. We have two customers that generated 10% or more of our revenue for the three months ended March 31, 2010. We have one customers that generated 10% or more of our revenue for the six months ended March 31, 2010. We had one customer that generated 10% or more of our revenue for the three months ended March 31, 2009 and two customers that generated 10% or more of our revenue for the six months ended March 31, 2009.

Sales to customers located outside North America accounted for 64% and 45% of our revenues for the three months ended March 31, 2010 and 2009. Sales to customers located outside North America accounted for 59% and 50% of our revenues for the six months ended March 31, 2010 and 2009. We have direct sales representatives and field application engineers located in North America, Europe, Japan and Asia to serve those regions. We also engage with distributors in all of these regions to further expand our sales channel. All revenues to date have been denominated in U.S. dollars.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and six months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues

The table below sets forth the changes in revenues from the three and six months ended March 31, 2010 to the three and six months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$16,913	67.0%	$7,478	67.8%	$9,435	126.2%
Maintenance	2,344	9.3%	1,648	15.0%	696	42.2%
Royalties	5,988	23.7%	1,899	17.2%	4,089	215.3%

Total revenues	$25,245	100.0%	$11,025	100.0%	$14,220	129.0%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$31,794	67.8%	$14,039	62.8%	$17,755	126.5%
Maintenance	4,386	9.3%	3,588	16.0%	798	22.2%
Royalties	10,723	22.9%	4,747	21.2%	5,976	125.9%

Total revenues	$46,903	100.0%	$22,374	100.0%	$24,529	109.6%

Revenues for the three months ended March 31, 2010 totaled $25.2 million, increasing 129.0% from $11.0 million for the three months ended March 31, 2009. The increase resulted from a $9.4 million increase in license revenues, $0.7 million increase in maintenance revenues, and an increase of $4.1 million in royalty revenues.

Revenues for the six months ended March 31, 2010 totaled $46.9 million, increasing 109.6% from $22.4 million for the six months ended March 31, 2009. The increase resulted from a $17.8 million increase in license revenues, $0.8 million increase in maintenance revenues, and an increase of $6.0 million in royalty revenues.

License revenues for the three months ended March 31, 2010 were $16.9 million, representing an increase of $9.4 million, or 126.2%, as compared to $7.5 million for the three months ended March 31, 2009. License revenues for the six months ended March 31, 2010 were $31.8 million, representing an increase of $17.8 million, or 126.5%, as compared to $14.0 million for the six months ended March 31, 2009. The license revenue increases for the three and six months ended March 31, 2010 are mainly attributed to the revenues generated from the acquisitions of ARC and the transaction we entered into with NXP along with a seminal change occurring in the semiconductor industry towards the use of third-party wafer foundries by almost every SoC integrated circuit manufacturer, including most major IDMs.

Maintenance revenues for the three months ended March 31, 2010 were $2.3 million, representing an increase of $0.7 million, or 42.2%, as compared to $1.7 million for the three months ended March 31, 2009. Maintenance revenues for the six months ended March 31, 2010 were $4.4 million, representing an increase of $0.8 million, or 22.2%, as compared to $3.6 million for the six months ended March 31, 2009. The maintenance revenue increases for the three and six months ended March 31, 2010 are mainly attributed to the revenues generated from the acquisition of ARC.

Royalties for the three months ended March 31, 2010 were $6.0 million, representing a increase of $4.1 million, or 215.3%, as compared to $1.9 million for the three months ended March 31, 2009. Royalties for the six months ended March 31, 2010 were $10.7 million, representing an increase of $6.0 million, or 125.9%, as compared to $4.7 million for the six months ended March 31, 2009. The increases in royalties for the three and six months ended March 31, 2010 are mainly attributed to increased sales of advanced technology semiconductor wafers from our foundry partners, and royalty income from semiconductor manufacturers for our ARC® processor product portfolio.

For the three and six months ended March 31, 2010 and 2009, total revenues by geography were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Total Revenue by Geography
United States	$8,540	$4,983	$17,346	$9,896
Europe, Middle East and Africa (EMEA)	8,024	1,410	12,754	3,051
Taiwan	4,154	1,689	7,129	4,039
Other Asia (China, Malaysia, South Korea and Singapore)	2,564	1,475	4,630	2,734
Japan	1,520	432	3,019	1,351
Canada	443	1,036	2,025	1,303

Total	$25,245	$11,025	$46,903	$22,374

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three and six months ended March 31, 2010 and for the three and six months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$3,953	15.7%	$2,401	21.8%	$1,552	64.6%
Research and development	14,649	58.0%	6,700	60.8%	7,949	118.6%
Sales and marketing	4,040	16.0%	2,754	25.0%	1,286	46.7%
General and administrative	4,354	17.2%	2,645	24.0%	1,709	64.6%
Goodwill impairment	—	—	11,839	107.4%	(11,839)	(100.0)%
Restructuring	—	—	1,473	13.3%	(1,473)	(100.0)%

Total cost and expenses	$26,996	106.9%	$27,812	252.3%	$(816)	(2.9)%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$8,472	18.1%	$4,970	22.2%	$3,502	70.5%
Research and development	25,891	55.2%	15,719	70.3%	10,172	64.7%
Sales and marketing	8,721	18.6%	5,421	24.2%	3,300	60.9%
General and administrative	8,926	19.0%	4,766	21.3%	4,160	87.3%
Goodwill impairment	—	—	11,839	52.9%	(11,839)	(100.0)%
Restructuring	—	—	1,473	6.6%	(1,473)	(100.0)%

Total cost and expenses	$52,010	110.9%	$44,188	197.5%	$7,822	17.7%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and amortization of acquired software and depreciation of capital equipment. Cost of revenues for the three months ended March 31, 2010 totaled $4.0 million, representing an increase of $1.6 million, or 64.6%, from $2.4 million for the three months ended March 31, 2009. The increase for the three months was primarily attributable to additional cost of revenue from NXP. Cost of revenues for the six months ended March 31, 2010 totaled $8.5 million, representing an increase of $3.5 million, or 70.5%, from $5.0 million for the six months ended March 31, 2009. The increase for the six months was primarily attributable to additional cost of revenue from services provided to NXP.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, amortization of intangible assets and capital equipment depreciation expenses. Research and development expenses for the three months ended March 31, 2010 totaled $14.6 million, an increase of $7.9 million, or 118.6%, from $6.7 million for the three months ended March 31, 2009. Research and development expenses as a percentage of total revenue for the three months ended March 31, 2010 decreased to 58.0% from 60.8% for the same period in fiscal 2009. The increase was primarily attributable to $3.9 million of additional recurring expenses, $1.3 million of professional fees, $1.1 million of software license fees and $1.7 million of amortization of intangible assets due to the acquisitions of ARC International and NXP assets. For the six months ended March 31, 2010, research and development expenses increased $10.2 million, or 64.7%, from $15.7 million in fiscal 2009 to $25.9 million in fiscal 2010. Research and development expenses as a percentage of total revenue for the six months ended March 31, 2010 decreased to 55.2% from 70.3% for the same period in fiscal 2009. The increases in research and development expenses for the three ended March 31, 2010 were primarily due to the additional research and development expenses as a result of hiring additional employees in connection with the recent acquisition of ARC and the transactions we entered into with NXP. The increase was primarily attributable to $3.9 million of additional recurring expenses, $1.7 million of professional fees, $1.5 million of software license fees and $3.1 million of amortization of intangible and assets due to the acquisitions of ARC International and NXP assets.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended March 31, 2010 totaled $4.0 million, representing an increase of $1.3 million, or 46.7%, over the same period in fiscal 2009. The increase in sales and marketing expenses for the three months ended March 31, 2010 was primarily attributable to increases of $0.4 million of sales commissions, $0.7 million of payroll related expenses, $0.1 million travel expenses and $0.1 million marketing expenses. Sales and marketing expenses as a percentage of revenue were 16.0% for the three months ended March 31, 2010, compared to 25.0% for the three months ended March 31, 2009. For the six months ended March 31, 2010, total sales and marketing expense increased by $3.3 million, or 60.9%, from $5.4 million in fiscal 2009 to $8.7 million in fiscal 2010. The increase was primarily attributed to increases of $1.3 million in sales commissions, $1.8 million in payroll related expenses and $0.2 million in travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended March 31, 2010 totaled $4.4 million, representing an increase of $1.7 million, or 64.6%, over the three months ended March 31, 2009. The increase in general and administrative expenses for the three months ended March 31, 2010 was mainly attributable to increases of $1.2 million in professional fees related to integration, $0.4 million of payroll related expenses and $0.5 million of recurring expenses due to the acquisition of ARC and the transaction entered into with NXP, offset by a decreases of $0.4 million in bad debt expenses. General and administrative expenses, as a percentage of total revenue were 17.2% for the three months ended March 31, 2010, compared to 24.0% for the same period in fiscal 2009. For the six months ended March 31, 2010, total general and administrative expense increased by $4.2 million from $4.8 million in fiscal 2009 to $8.9 million in fiscal 2010. The increase in general and administrative expenses for the three months ended March 31, 2010 was mainly attributable to increases of $2.6 million in professional fees related to integration, $1.2 million of payroll related expenses and $0.7 million of recurring expenses due to the acquisitions of ARC and NXP assets, offset by a decrease of $0.3 million of bad debt expenses. The increase in general and administrative expenses for the three and six months ended March 31, 2010 was mainly attributable to the the acquisitions of ARC and NXP assets.

Goodwill Impairment

There was no goodwill impairment for the three and six months ended March 31, 2010. Goodwill impairment for the three and six months ended March 31, 2009 was $11.8 million, representing a write-off of all goodwill as a result of a triggering event in the first quarter of fiscal 2009. The Company determined that the restructuring plan it undertook in the first quarter of fiscal 2009 represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting the Company’s operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation in fiscal, the Company determined that goodwill was impaired in the three and six months ended March 31, 2009. There is no impairment loss for the same periods ended March 31, 2010.

Restructuring

Restructuring expense for the three and six months ended March 31, 2010 was $0, respectively, compared to $1.5 million for the same periods of fiscal 2009.

Interest Income and Other Income (Expenses), net

The table below sets forth the changes in interest income and other income (expenses), net from the three and six months ended March 31, 2010 to the three and six months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Interest income and income (expenses), net:
Interest income	$43	0.2%	$259	2.3%	$(216)	(83.4)%
Other income (expenses), net	551	2.2%	(145)	(1.3)%	696	480.0%

Total interest income and other income (expenses), net	$594	2.4%	$114	1.0%	$480	421.1%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Interest income and other income (expenses), net:
Interest income	$94	0.2%	$647	2.9%	$(553)	(85.5)%
Other income (expenses), net	751	1.6%	115	0.5%	636	553.0%

Total interest income and other income (expenses), net	$845	1.8%	$762	3.4%	$83	10.9%

Interest income and other income (expenses), net, for the three months ended March 31, 2010 totaled $0.6 million of income compared to $0.1 million of income for the same period in fiscal 2009. The increase of $0.5 million is largely due to $0.7 million increase in foreign exchange gain offset by $0.2 million decrease interest income due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities. Interest income and other income (expenses), net, for the six months ended March 31, 2010 totaled $0.8 million of income compared to $0.8 million of income for the same period in fiscal 2009. The increase of $0.7 million in foreign exchange gain was offset by $0.6 million decrease interest income due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from the three months ended March 31, 2010 to the three months ended March 31, 2009 (in thousands, except percentage data):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$(59)	(0.2)%	$9,674	87.7%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$(954)	(2.0)%	$7,906	35.3%

For the three and six months ended March 31, 2010, we recorded an income tax benefit of $59,000 and $0.9 million, respectively. For the three months and six months ended March 31, 2009, we recorded an income tax provision of $9.7 million and $7.9 million, respectively. The provision for income taxes for the six months ended March 31, 2010 is based on our annual effective tax rate. The income tax provision for the three and six month ended March 31, 2009 included a provision of $11.0 million related to the valuation allowance placed against deferred tax assets. The fiscal 2010 effective tax rate is lower than the fiscal 2009 rate as a result of the provision for the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2010	September 30, 2009	Change
Cash and cash equivalents	$22,540	$22,473	$67
Short-term investments	3,397	7,383	(3,986)

Total cash, cash equivalents and marketable debt securities	$25,937	$29,856	$(3,919)

Our cash and cash equivalents totaled $22.5 million as of March 31, 2010 and September 30, 2009. As of March 31, 2010 and September 30, 2009, our short-term investments totaled $3.4 million and $7.4 million, respectively. In aggregate, cash, cash equivalents and short- and long-investments in marketable securities as of March 31, 2010 totaled $25.9 million, compared to $29.9 million at September 30, 2009. The primary source of our cash in the six months ended March 31, 2010 was proceeds from maturity of investments and collections of accounts receivable.

	Six months Ended		Change
	March 31, 2010	March 31, 2009
Cash used in operating activities	$(347)	$(3,039)	$2,692
Cash provided by investing activities	20	17,366	(17,346)
Cash provided by (used in) financing activities	243	(551)	794
Effect of exchange rates on cash	151	(326)	477

Net increase in cash and cash equivalents	$67	$13,450	$(13,383)

Net cash used in operating activities was $0.3 million for the six months ended March 31, 2010, representing an increase of $2.7 million over net cash used in operating activities of $3.0 million for the six months ended March 31, 2009. The change in cash flows from operating activities was primarily attributable to a reduction in net loss of $25.7 million. The reduction in net loss of $25.7 million was offset by decreases of $16.3 million in changes in operating assets and liabilities and decreases of $6.7 million in non-cash charges primarily due to goodwill impairment of $11.8 million during the six months ended March 31, 2009.

Net cash provided by investing activities was $20,000 for the six months ended March 31, 2010, representing a decrease of $17.4 million over net cash provided by investing activities of $17.4 million for the six months ended March 31, 2009. The decrease of $17.4 million from the investing activities resulted from a decrease in proceeds from maturities of investments of $29.4 million and an increase in acquisitions of $3.0 million offset by a decrease in purchase of investments of $14.3 million and a decrease in property and equipment purchases of $0.7 million.

Net cash provided by financing activities totaled $0.2 million for the six months ended March 31, 2010, representing an increase of $0.8 million over net cash used in financing activities of $0.6 million for the six months ended March 31, 2009. The increase of $0.8 million was attributed to $0.6 million used in the purchase of treasury stock in the first half of fiscal 2009 and an increase of $0.2 million in proceeds from issuance of common stock during the first half of fiscal 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at March 31, 2010 (dollars in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$7,045	$2,350	$2,445	$1,365	$885
Capital lease obligations	120	120	—	—	—
Purchase obligations (1)	18,010	10,269	6,662	1,079	—

Total contractual obligations	$25,175	$12,739	$9,107	$2,444	$885

(1)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term commercial paper, U.S. government sponsored enterprise bonds and U.S. treasury bills. Our short term investments balance of $3.4 million at March 31, 2010 consists of instruments with original maturities of less than one year. The estimated fair value of our investment portfolio as of March 31, 2010, assuming a 100 basis point increase in market interest rates, would decrease by approximately $700, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our condensed consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended September 30, 2009, which we filed with the Securities and Exchange Commission on December 11, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first half of fiscal 2010. The following discussion is of material changes to the risk factors disclosed in that report.

General economic conditions and future terrorist attacks may reduce our revenues and harm our business.

The U.S. and International economies have experienced significant slowdown and volatility due to the instability of the financial markets, falling consumer confidence and rising unemployment rates. As a result of the deteriorating economic environment, our current or potential future customers may experience serious cash flow problems and may modify, delay or cancel plans to purchase our products. If businesses or consumers defer or cancel purchases of new products that contain complex semiconductors, purchases by fabless semiconductor companies, integrated device manufacturers and production levels by semiconductor manufacturers could decline. This could adversely affect our revenues which in turn would have an adverse effect on our results of operations and financial condition.

We may experience additional losses in the future and may have difficulty returning to profitability.

We recorded a net loss of $3.3 million for the first six months of fiscal 2010 and a net loss of $29.0 million for the same period of fiscal 2009. The loss for the six months of fiscal 2009 was mainly due to goodwill impairment of $11.8 million and tax provision of $11.0 million related to valuation allowance placed against deferred tax assets. Though we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for an additional valuation allowance to be recorded.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the specified information about the repurchase of shares by the Company under the Company’s stock repurchase program.

Period	Total number of shares purchased	Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
August 4, 2008	700,000	$6.49	700,000	$15,457,000
December 8, 2008	190,000	$2.95	890,000	$14,896,500

Total	890,000

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. “See Note 11. Stock Repurchase Program.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Exhibits
10.1	Amendment No. 1 and Limited Waiver, dated March 31, 2010 to the Loan and Security Agreement, dated as of December 1, 2009 between Silicon Valley Bank and Virage Logic Corporation

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	VIRAGE LOGIC CORPORATION

/s/ Alexander Shubat
Dr. Alexander Shubat
President and Chief Executive Officer

/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 1 and Limited Waiver, dated March 31, 2010 to the Loan and Security Agreement, dated as of December 1, 2009 between Silicon Valley Bank and Virage Logic Corporation

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002