Form 10-Q
period 2010-06-30
VIRAGE LOGIC CORP
filed 2010-08-09
CIK 1050776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 30, 2010, there were 26,020,760 shares of the Registrant’s Common Stock outstanding.

VIRAGE LOGIC CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,210	$22,473
Short-term investments	860	7,383
Accounts receivable, net	22,618	15,930
Costs in excess of related revenue on uncompleted contracts	2,134	1,262
Deferred tax assets – current	416	416
Prepaid expenses and other	5,893	6,887
Taxes receivable	580	108

Total current assets	61,711	54,459
Property, plant and equipment, net	7,150	6,533
Goodwill	16,284	10,984
Other intangible assets, net	28,170	29,645
Deferred tax assets – long-term	13,041	8,858
Taxes receivable – long-term	3,186	2,768
Other long-term assets	3,966	4,858

Total assets	$133,508	$118,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,172	$4,767
Accrued expenses	22,383	18,713
Deferred revenues	22,351	9,930
Income taxes payable	154	—

Total current liabilities	48,060	33,410
Income tax liability	179	935
Deferred tax liability	3,155	3,156
Other long-term accruals	971	1,397

Total liabilities	52,365	38,898

Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; Authorized shares – 150,000,000 as of June 30, 2010 and September 30, 2009; issued and outstanding shares – 26,839,907 and 24,023,642 as of June 30, 2010 and September 30, 2009, respectively	27	24
Additional paid-in capital	154,754	143,754
Accumulated other comprehensive loss	(318)	(129)
Treasury stock, at cost (890,000 shares as of June 30, 2010 and September 30, 2009)	(5,130)	(5,130)
Accumulated deficit	(68,190)	(60,309)

Total Virage stockholders’ equity	81,143	78,210

Non-controlling interests in consolidated subsidiaries	—	997

Total equity	81,143	79,207

Total liabilities and equity	$133,508	$118,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	$18,288	$9,007	$50,082	$23,046
Maintenance	2,709	1,730	7,095	5,318
Royalties	6,143	1,184	16,866	5,931

Total revenues	27,140	11,921	74,043	34,295

Costs and expenses:
Cost of license and maintenance revenues	5,959	2,529	14,431	7,499
Research and development	13,510	6,527	39,401	22,246
Sales and marketing	4,939	2,574	13,660	7,995
General and administrative	4,776	2,090	13,702	6,856
Goodwill impairment	—	—	—	11,839
Restructuring charges	5,575	22	5,575	1,495

Total costs and expenses	34,759	13,742	86,769	57,930

Operating loss	(7,619)	(1,821)	(12,726)	(23,635)
Interest income	32	167	126	814
Other income (expense), net	253	(239)	1,004	(124)

Loss before income taxes	(7,334)	(1,893)	(11,596)	(22,945)
Income tax provision (benefit)	(2,732)	29	(3,686)	7,935

Net loss	(4,602)	(1,922)	(7,910)	(30,880)
Net loss attributable to the non-controlling interests	—	—	(29)	—

Net loss attributable to Virage stockholders	$(4,602)	$(1,922)	$(7,881)	$(30,880)

Net loss per share attributable to Virage stockholders:
Basic	$(0.18)	$(0.08)	$(0.31)	$(1.35)

Diluted	$(0.18)	$(0.08)	$(0.31)	$(1.35)

Weighted average shares used in computing per share amounts:
Basic	25,887	22,978	25,337	22,905

Diluted	25,887	22,978	25,337	22,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VIRAGE LOGIC CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,881)	$(30,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	232	430
Depreciation and amortization	1,977	1,012
Amortization of intangible assets	5,575	992
Share-based compensation	4,471	1,452
Excess tax benefit from share-based compensation	(1,147)	(117)
Goodwill impairment	—	11,839
Deferred income taxes	(4,179)	8,765
Changes in operating assets and liabilities:
Accounts receivable	(7,089)	5,933
Costs in excess of revenue on uncompleted contracts	(796)	(80)
Prepaid expenses and other	722	2,044
Taxes receivable	(427)	(203)
Other long-term assets	(481)	(1,625)
Accounts payable	(1,388)	175
Accrued expenses and other long-term liabilities	888	(66)
Deferred revenues	13,942	(2,379)
Current and non-current income taxes liability	(675)	(1,660)

Net cash provided by (used in) operating activities	3,744	(4,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,168)	(2,702)
Purchase of investments	(865)	(42,387)
Proceeds from maturities of investments	7,351	53,265
Cash paid for ARC non-controlling interest at acquisition	(2,815)	—
Cash paid for the NXP assets acquisition	(188)	—

Net cash provided by investing activities	1,315	8,176

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	333	38
Proceeds from sale-leaseback transaction	—	659
Cash paid for stock repurchase	—	(566)
Excess tax benefit from share-based compensation	1,147	117

Net cash provided by financing activities	1,480	248

Effect of exchange rates on cash	198	300

Net increase in cash and cash equivalents	6,737	4,356
Cash and cash equivalents at beginning of period	22,473	13,214

Cash and cash equivalents at end of period	$29,210	$17,570

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
Intangible assets and goodwill acquired in exchange for common stock	$9,500	$—

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

On June 9, 2010, the Company entered into a definitive merger agreement under which Synopsys, Inc. (“Synopsys”) has agreed to acquire all of our common stock for $12.00 per share in cash and we will become a wholly owned subsidiary of Synopsys. The transaction is subject to Virage Logic shareholder approval, as well as other customary closing conditions. The merger is subject to review by the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott Rodino Act (“HSR Act”). The applicable waiting period under the HSR Act expired at 11:59 p.m. Eastern daylight time on July 19, 2010. The merger is expected to close in the third calendar quarter of 2010.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2009 contained in the Company’s 2009 Annual Report on Form 10-K. In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting only of normal, recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the periods indicated. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the fiscal year ending September 30, 2010.

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

License of custom memory compilers and logic libraries may involve customization to the functionality of the software; therefore, revenues from such licenses are recognized over the period that services are performed. Revenue derived from library development services are recognized using a percentage-of-completion method, and revenues from technical consulting services are recognized as the services are performed. For all license and service agreements accounted for using the percentage-of-completion method, the Company determines progress-to-completion based on labor hours incurred in comparison to the estimated total service hours required to complete the development or service or on the value of contract milestones completed. The Company believes that it is able to reasonably and reliably estimate the costs to complete projects accounted for using the percentage-of-completion method based on historical experience of similar project requirements. If the Company cannot reasonably and reliably estimate the costs to complete a project, the completed contract method of accounting is used, such that costs are deferred until the project is completed, at which time revenues and related costs are recognized. A provision for estimated losses on any project is made in the period in which the loss becomes probable and can be reasonably estimated. Costs incurred in advance of revenue recognition are recorded as costs in excess of related revenue on uncompleted contracts. If customer acceptance is required for completion of specified milestones, the related revenue is deferred until the acceptance criteria are met. If a portion of the value of a contract is contingent based on meeting a specified criteria, then the contingent value of the contract is deferred until the contingency has been satisfied or removed.

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

Cash and Cash Equivalents, Short-term Investments

For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity on the date of purchase of three months or less to be cash equivalents. Cash equivalents as of June 30, 2010 and September 30, 2009 consisted of money market funds and commercial paper. The Company determines the appropriate classification of investment securities at the time of purchase. As of June 30, 2010 and September 30, 2009, all investment securities are designated as “available-for-sale.” The Company considers all investments that are available-for-sale that have a maturity date longer than three months and less than twelve months to be short-term investments. The Company considers all investments that have a maturity of more than twelve months to be long-term investments.

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

Investments, classified as available-for-sale securities, included the following (in thousands):

	June 30, 2010			September 30, 2009
	Amortized Cost	Unrealized Gain (1)	Fair Value	Amortized Cost	Unrealized Gain (1)	Fair Value
Government sponsored enterprise bonds	$—	$—	$—	$4,507	$44	$4,551
Commercial paper	—	—	—	2,500	—	2,500
Certificates of deposit	860	—	860	332	—	332

Short-term investments	860	—	860	7,339	44	7,383

Total investments	$860	$—	$860	$7,339	$44	$7,383

(1)	As of June 30, 2010 and September 30, 2009, there are no unrealized losses for available-for-sale securities.

Investments, classified as available-for-sale securities, are reported as (in thousands):

	June 30, 2010	September 30, 2009
Short-term investments	$860	$7,383

Total	$860	$7,383

The contractual maturities of investments are as follows (in thousands):

	June 30, 2010		September 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$860	$860	$7,339	$7,383

Total	$860	$860	$7,339	$7,383

Accounting for Internal-Use Computer Software

The Company capitalized certain external and internal costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. These costs are capitalized beginning when the Company has entered the application development stage and ceases when the software is substantially complete and is ready for its intended use. The Company purchased and capitalized costs of $267,000 and $129,000 during the nine months ended June 30, 2010, and 2009, respectively. Software is amortized using the straight-line method over the estimated useful life of three years.

Software Development Costs

Software development costs, related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, are capitalized beginning when the software’s technological feasibility has been established by completion of a working model of the product. Amortization of the costs begins when the product is available for general release to customers and will be amortized to cost of license and maintenance revenues over the greater of its estimated useful life of 5 years or the ratio of accumulated revenue over estimated total revenue. As the software was available for general release during the fourth quarter of fiscal 2009, the Company began to amortize the cost to cost of revenues. The Company has capitalized $1.5 million and $1.3 million for purchased development software costs at June 30, 2010 and September 30, 2009 for sale in our products, net of amortization. The amortization expense for software development costs during the three months ended June 30, 2010 and 2009 are $136,000 and $0, respectively. The amortization expense for software development costs during the nine months ended June 30, 2010 and 2009 are $0.4 million and $0, respectively.

Goodwill and Intangible Assets

Goodwill

The Company evaluates goodwill for impairment on an annual basis on September 30 each year or more frequently if impairment indicators arise. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations. No impairment charge was recorded during the first nine months of fiscal year 2010. The Company continues to monitor its fair value and operating results, and the carrying value of goodwill will be written down to its estimated fair value, if an impairment of goodwill is deemed to exist.

On November 16, 2009, the Company acquired from NXP B.V. (NXP), a leading semiconductor company founded by Royal Philips Electronics Inc., certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, the Company hired approximately 150 former NXP employees. In exchange for the assets, the Company issued 2,500,000 shares of its common stock and paid $188,000 in cash to NXP. The Company also became subject to liabilities that arise after the closing relating to the former employees of NXP the Company hired and assumed certain liabilities of NXP under contracts related to the assets.

The Company recorded $5.4 million of goodwill related to the acquisition of NXP advanced CMOS IP and engineering team (the NXP Assets). The following table summarizes the activity related to the carrying value of the Company’s goodwill during the nine months ended June 30, 2010 (in thousands):

	Nine Months Ended June 30, 2010
Beginning balance at September 30, 2009	$10,984
Goodwill recorded in connection with the acquisition of the NXP Assets (see Note 2)	5,400
Purchase price adjustment in connection with the acquisition of ARC International	(100	) (1)

Ending balance at June 30, 2010	$16,284

(1)	The adjustment to the purchase price of ARC International (ARC) in the first three quarters of fiscal 2010 is mainly attributable to the receipt of pre-acquisition royalty reports from ARC customers which the Company was unable to estimate at the acquisition date. This is offset by adjustments in the assumed restructuring plans.

Acquired Intangible Assets

Other intangible assets, net are as follows (in thousands):

	June 30, 2010			September 30, 2009
	Gross Amount	Accumulated Amortization	Total	Gross Amount	Accumulated Amortization	Total
Amortized intangible assets:
Technology	$21,113	$(3,932)	$17,181	$16,920	$(1,059)	$15,861
Customer lists	9,149	(2,016)	7,133	9,149	(329)	8,820
Patents	4,800	(3,330)	1,470	4,800	(2,934)	1,866
Order backlog	1,989	(540)	1,449	2,082	(29)	2,053
Trade name	1,092	(155)	937	1,092	(47)	1,045

Total	$38,143	$(9,973)	$28,170	$34,043	$(4,398)	$29,645

The aggregate amortization expense related to acquired intangible assets totaled approximately $5.6 million and $1.0 million for the nine months ended June 30, 2010 and 2009, respectively. In November 2009, the Company recorded $4.1 million of intangible assets related to the acquisition of the NXP Assets (see Note 2).

Estimated amortization expenses for intangible assets for the remainder of fiscal 2010, the next four fiscal years and all years thereafter are as follows (in thousands):

Estimated Amortization Expense
2010	$1,873
2011	7,524
2012	7,144
2013	6,296
2014	4,038
Thereafter	1,295

Total	$28,170

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. There were no impairment charges recorded in the three months ended June 30, 2010 and 2009.

Share-based Compensation

The Company values its share-based awards on the date of grant using the Black-Scholes model. The Company is required to measure compensation cost for all share-based awards at fair value on date of grant and recognizes this compensation expense on a straight-line basis over the service period that the awards are expected to vest. Stock options, generally, vest over a four-year service period. Total compensation expense recognized for the three months ended June 30, 2010 and 2009 was $1.8 million and $0.5 million, respectively. As of June 30, 2010, total unrecognized estimated compensation expense net of forfeitures related to non-vested equity awards granted prior to that date was $6.3 million and will be amortized over the average period of 2.53 years.

The Company records the expense of such services based upon the estimated fair value of the equity instrument using the Black-Scholes pricing model. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees. The Company charges the value of the equity instrument to earnings over the term of the service agreement. There were no stock options grants to non-employees, excluding non-employee directors, and no expense recorded for stock options granted to non-employees in the three months ended June 30, 2010 and 2009.

The share-based compensation expense related to the Company’s share-based awards for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except per share data):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Cost of license and maintenance revenues	$207	$76	$419	$198
Research and development	582	168	1,574	524
Sales and marketing	254	11	680	(108)
General and administrative	747	270	1,798	838

Share-based compensation expense	1,790	525	4,471	1,452
Related benefits	(689)	(202)	(1,721)	(559)

Share-based compensation expense, net of tax benefits	$1,101	$323	$2,750	$893
Net share-based compensation expense, per common share:
Basic	$0.04	$0.01	$0.11	$0.04

Diluted	$0.04	$0.01	$0.11	$0.04

As of June 30, 2010 and 2009, the Company capitalized approximately $183,000 and $147,000, respectively, of stock-based compensation expense related to its custom contracts which have not been completed.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for equity awards:

	Three Months Ended		Nine Months Ended
	June 30, 2010 *	June 30, 2009	June 30, 2010	June 30, 2009
Volatility	N/A	53%	53%	49%
Risk-free interest rate	N/A	2.5%	2.3%	1.6%
Dividend yield	N/A	0.0%	0.0%	0.0%
Expected life (years)	N/A	4.8 years	4.3 years	4.8 years

*	The Company did not grant any stock options or stock settled appreciation rights during the three months ended June 30, 2010.

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns. The Black-Scholes weighted average fair values of options and Stock Settled Appreciation Rights (“SSARs”) granted during the nine months ended June 30, 2010 and 2009 were $2.46 and $1.43 per share, respectively.

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

The following table summarizes the Company’s unvested restricted stock units as of June 30, 2010 and changes during the nine months ended June 30, 2010:

	Restricted Stock Units
	Number of shares	Weighted- average grant- date fair value
Nonvested as of September 30, 2009	686,314	$6.11
RSU granted	1,309,932	$7.17
RSU vested	(428,321)	$8.84
RSU cancelled	(120,276)	$6.07

Nonvested as of June 30, 2010	1,447,649	$4.42

As of June 30, 2010, the total unrecognized compensation cost net of forfeitures related to unvested RSU awards not yet recognized is $5.2 million and is expected to be recognized over a period of 3.04 years.

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

	Shares Available for Grant	Number of Options/SSARs Outstanding	Weighted Average Exercise Price
Balance at September 30, 2009	1,610,482	3,608,699	$7.94
Additional shares authorized	1,035,243
Options and SSARs granted	(60,000)	60,000	$5.54
RSUs granted	(1,309,932)	—	—
Options and SSARs exercised	—	(184,734)	$5.48
Options and SSARs cancelled	214,813	(214,813)	$7.50
RSUs cancelled	120,276	—	—
Awards expired (unissued)	(53,675)	—	—

Balance at June 30, 2010	1,557,207	3,269,152	$8.06

The following table summarizes information about stock options and SSARs outstanding and exercisable at June 30, 2010:

	Awards Outstanding					Awards Exercisable
Range of Exercise Prices	Number of Shares		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(In years)		(In thousands)		(In years)		(In thousands)
$2.48 - $3.75	376,306		8.00	$3.29	$3,236	116,265	6.98	$3.30	$999
$4.36 - $5.61	418,618		6.37	$5.19	$2,801	213,976	3.99	$5.40	$1,389
$5.65 - $6.94	337,285		7.83	$6.49	$1,820	192,596	7.73	$6.56	$1,027
$6.96 - $7.47	409,867		3.20	$7.36	$1,854	383,154	6.80	$7.39	$1,723
$7.48 - $8.63	429,982		5.56	$8.18	$1,596	390,388	5.40	$8.15	$1,459
$8.65 - $8.87	385,705		5.41	$8.82	$1,184	349,889	5.30	$8.82	$1,075
$8.91 - $10.30	500,659		5.10	$9.79	$1,050	478,525	5.00	$9.82	$993
$10.31 - $16.56	385,230		2.52	$14.16	$102	385,230	2.52	$14.16	$102
$16.94 - $22.37	25,250		4.49	$16.99	$—	25,250	4.49	$16.99	$—
$22.81- $22.81	250		1.53	$22.81	$—	250	1.53	$22.81	$—

Total	3,269,152	*	5.43	$8.06	$13,643	2,535,523	5.21	$8.87	$8,767

* Table of awards outstanding does not include 1,447,649 unvested restricted stock units.

Vested and expected to vest as of June 30, 2010	2,927,561		5.11	$8.37	$11,414

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.89 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2010 and 2009 was 2.3 million and 0.1 million, respectively.

The total intrinsic value of options exercised during the nine month periods ended June 30, 2010 and 2009 was $0.6 million and $0.2 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended June 30, 2010 and 2009 was approximately $333,000 and $38,000.

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

The amounts of revenue and earnings from licenses and services provided to NXP under the agreements described above included in the Company’s consolidated income statement for the nine months ended June 30, 2010 are as follows (in thousands):

	Revenue	Loss
	(unaudited)
Actual from 11/16/2009 – 6/30/2010	$10,712	$(1,730)
Pro forma from 10/1/2009 – 6/30/2010	$12,852	$(2,074)

NOTE 3 – RESTRUCTURING CHARGES

Virage 2010 Restructuring Plan

During the third quarter of fiscal 2010, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows for the acquired NXP Assets. The restructuring plan was intended to decrease costs through job eliminations due to job redundancy and alignment with current and expected product offerings. The Company reduced its overall headcount by 8%, primarily in engineering. The restructuring plan resulted in the reduction of 43 employees including 37 employees located in the Netherlands, three in India and one in the United Kingdom. Costs resulting from the restructuring plan included severance payments, severance-related benefits, and other professional services. Total restructuring expense was approximately $5.6 million of which approximately $0.2 million was paid as of June 30, 2010. Total restructuring cost accrued as of June 30, 2010 was $5.4 million, which was recorded in accrued expenses on the consolidated balance sheet. Approximately $0.8 million of the accrued restructuring balance as of June 30, 2010 will be paid in fiscal fourth quarter of 2010. Substantially all of the remaining balance of $4.6 million accrued restructuring balance will be paid in the second quarter of fiscal 2011.

The following table summarizes restructuring activity for the three months ended June 30, 2010 as follows (in thousands):

	Severance	Other	Total
Virage 2010 Restructuring Plan	$5,575	$—	$5,575
Cash payments	(164)	—	(164)

Balance at June 30, 2010	$5,411	$—	$5,411

Virage 2009 Restructuring Plan

During the second quarter of fiscal 2009, the Company initiated a plan of restructuring in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations. The Company reduced its headcount by 13%, primarily in engineering. The restructuring plan resulted in the reduction of 60 employees and closing of its R&D centers in New Jersey and Minnesota. Costs resulting from the restructuring plan included severance payments, severance-related benefits, lease termination charges, and other professional services. Total restructuring expense was approximately $1.5 million of which approximately $1.2 million was paid as of September 30, 2009. Total restructuring costs accrued as of June 30, 2010 and September 30, 2009 were $0.1 million and $0.3 million, respectively, which were recorded in accrued expenses on the consolidated balance sheets. Approximately $48,000 of the accrued restructuring balance of approximately $0.1 million as of June 30, 2010 will be paid in fiscal 2010 and approximately $32,000 will be paid in the first quarter of fiscal 2011.

The following table summarizes restructuring activity for the nine months ended June 30, 2010 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$30	$7	$229	$266
Other adjustments	—	—	(3)	(3)
Cash payments	(30)	(7)	(146)	(183)

Balance at June 30, 2010	$—	$—	$80	$80

Estimated Acquisition-Related Restructuring Costs Accounted for as Purchase Price

During the fourth quarter of fiscal 2009, the Company recorded approximately $2.8 million of restructuring costs in connection with its acquisition of ARC International (ARC), which included $2.2 million for employee severance and $0.6 million for facility consolidation costs. These costs were recognized as a liability assumed in the ARC purchase price allocation and, accordingly, resulted in an increase to the purchase price. A portion of the restructuring liabilities related to facility lease commitments is classified as a long-term liability in the accompanying balance sheets. Approximately $0.1 million of the accrued restructuring balance of $0.7 million as of June 30, 2010 will be paid in fiscal 2010. The remaining $0.6 million of facility-related expenses will be paid through fiscal 2012.

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

The following table summarizes the acquisition-related restructuring activity for the nine months ended June 30, 2010 as follows (in thousands):

	Severance	Other	Facility	Total
Balance at September 30, 2009	$2,240	$—	$564	$2,804
Other adjustments (1)	65	116	639	820
Cash payments	(2,305)	(116)	(487)	(2,908)

Balance at June 30, 2010	$—	$—	$716	$716

(1)	The adjustment to the assumed restructuring plans is mainly attributable to penalties and other charges due to early termination of a restructured lease and other contracts.

Assumed Restructuring Plans from ARC International

In addition, the Company acquired $2.2 million of accrued restructuring liability as part of the liabilities assumed in the acquisition of ARC International in the fourth quarter of fiscal 2009. ARC initiated restructuring plans in both December 2008 and July 2009 prior to the acquisition. The restructuring charges included personnel and leased facilities. The remaining balance is primarily composed of the remaining lease payments. Approximately $0.1 million of the accrued restructuring balance of $1.0 million as of June 30, 2010 will be paid in fiscal 2010. The remaining $0.9 million of facility-related expenses will be paid through fiscal 2012.

The following table summarizes the acquired restructuring activity for the nine months ended June 30, 2010 as follows (in thousands):

	Severance	Facility		Total
Balance at September 30, 2009	$168	$2,008		$2,176
Other adjustments	(31)	(238	) (1)	(269)
Cash payments	(137)	(765)		(902)

Balance at June 30, 2010	$—	$1,005		$1,005

(1)	The adjustment to the assumed restructuring plans from ARC International is mainly attributable to the savings from early termination of a restructured lease.

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

The following table presents the computation of basic and diluted net loss per share attributable to Virage stockholders (in thousands, except for per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss-attributable to Virage stockholders	$(4,602)	$(1,922)	$(7,881)	$(30,880)

Shares used in computation:
Shares used in computing basic net loss per share	25,887	22,978	25,337	22,905
Add: Effect of potentially dilutive securities	—	—	—	—

Shares used in computing diluted net loss per share	25,887	22,978	25,337	22,905

Basic net loss per share	$(0.18)	$(0.08)	$(0.31)	$(1.35)

Diluted net loss per share	$(0.18)	$(0.08)	$(0.31)	$(1.35)

For the computation of diluted net loss per share attributable to Virage stockholders for the three and nine months ended June 30, 2010 and June 30, 2009, the Company excluded awards totaling approximately 4.7 million shares, from the calculation of the net loss per share attributable to Virage stockholders as they are anti-dilutive.

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

Changes in equity including comprehensive loss for the nine month periods ended June 30, 2010 are as follows (in thousands):

	Stockholders’ Equity	Non-controlling Interest	Total Equity
Balance at September 30, 2009	$78,210	$997	$79,207
Net loss	(7,881)	(29)	(7,910)
Unrealized losses on investments	(44)	—	(44)
Cumulative translation adjustments	(145)	—	(145)
Stock issued for business acquisition	9,500	—	9,500
Share-based compensation	3,963	—	3,963
Settlement of payroll taxes upon restricted stock unit exercises	(1,439)	—	(1,439)
Common stock issued under stock option plan	333	—	333
Cash paid for non-controlling interest	(1,354)	(968)	(2,322)

Balance at June 30, 2010	$81,143	$—	$81,143

Comprehensive loss includes unrealized gains on investments and foreign currency translation adjustments. These items have been excluded from net loss and are reflected instead in stockholders’ equity.

Total comprehensive loss for the three and nine month periods ended June 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to Virage stockholders	$(4,602)	$(1,922)	$(7,881)	$(30,880)
Foreign currency translation adjustments, net of tax	—	296	(89)	(250)
Changes in unrealized gain (loss) on investments, net of tax	(5)	13	(27)	200

Comprehensive loss, net of tax	$(4,607)	$(1,613)	$(7,997)	$(30,930)

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

Revenues by geographic region are based on the region in which the customers are located.

Total revenues by geographic area are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Total Revenue by Geography
United States	$9,805	$7,057	$27,151	$16,953
Europe, Middle East and Africa (EMEA)	7,809	1,011	20,563	4,062
Taiwan	2,437	1,366	9,566	5,405
Other Asia (China, Malaysia, South Korea and Singapore)	4,693	1,197	9,323	3,931
Japan	1,244	1,043	4,263	2,394
Canada	1,152	247	3,177	1,550

Total	$27,140	$11,921	$74,043	$34,295

Long-lived assets are located primarily in the United States, with the exception of a building in Armenia, which is owned by the Company. The building in Armenia and its leasehold improvements are valued at cost less accumulated depreciation and amortization and amounted to approximately $1.6 million and $1.9 million as of June 30, 2010 and 2009, respectively.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted during fiscal 2010

Earnings per Share: In June 2008, new standards were issued which concluded that unvested awards of share-based payments with non forfeitable rights to receive dividends or dividend equivalents, such as its restricted stock units (RSUs), are considered to be participating securities and the two-class method should be used for purposes of calculating earnings per share (EPS). Under the two- class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. The Company has adopted the standards in its first quarter of fiscal 2010. The effect of the adoption of this standard was not material to the consolidated financial statements.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Indemnification. The Company enters into standard license agreements in its ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claims by any third party with respect to the Company’s products. These agreements generally have perpetual terms. The maximum amount of indemnification the Company could be required to make under these agreements is generally limited to the license fees received by the Company. The Company has minimal history of claims, and accordingly, no liabilities have been recorded for indemnification under these agreements as of June 30, 2010.

Warranties. The Company offers its customers a warranty that its software products will substantially conform to their functional specifications. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2010. The Company assesses the need for a warranty reserve on a quarterly basis and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

The Company recorded a tax benefit of $3.7 million and a tax provision of $7.9 million for the nine months ended June 30, 2010 and 2009, respectively. The Company evaluates its deferred tax assets each reporting period and assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not more likely than not, the Company increases its income tax provision by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable over a reasonable period. As of June 30, 2010, the Company has current and long-term deferred tax assets, net of valuation allowance, totaling $13.5 million which primarily related to temporary timing differences and net operating loss carry-forwards. The Company believes it is more-likely-than not that these deferred tax assets will be realized in the future.

The Indian Tax Authorities completed its assessment of the Company’s tax returns for the tax years 2001 through 2007 and issued assessment orders in which the Indian Tax Authorities proposes to assess an aggregate tax deficiency for the six year period of approximately $140,000, net of deposits of $260,000 as required by the Indian Tax Authorities. Interest will continue to accrue until the matter is resolved. The Indian Tax Authorities may also make similar claims for years subsequent to 2007 in future assessments. The assessment orders are not final notices of deficiency, and we immediately filed appeals. We believe that the assessments are inconsistent with applicable tax laws and that we have meritorious defense to the assessments. We obtained a decision allowing the claims of the tax holiday for the tax years 2002 through 2007. However, there is still the possibility of further tax exposure due to the ongoing process. As of June 30, 2010, there are no accrued amounts due to these claims.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and short-term available-for-sale investments) as of June 30, 2010 (in thousands):

	June 30, 2010
	Fair Value	Level 1	Level 2
Assets:
Money market funds	$3,440	$3,440	$—
Commercial paper and certificates of deposit	860	—	860

Total financial assets	$4,300	$3,440	$860

NOTE 11 – STOCK REPURCHASE PROGRAM

On May 14, 2009, the Company announced that its Board of Directors authorized the extension of the expiration date of the stock repurchase program to repurchase up to $20 million in shares of the Company’s common stock in the open market or negotiated transactions through December 2010. Since the inception of the program in May 2008, the Company has repurchased 890,000 shares for a total of $5.1 million. The Company has not repurchased additional shares since the extension of the program was authorized on May 14, 2009. As of June 30, 2010, the remaining balance available for future stock repurchase was $14.9 million under the Company’s stock repurchase program.

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

Effective June 30, 2010 the Company entered into an amendment to its Loan Agreement with Silicon Valley Bank. The Company amended the Loan Agreement to (a) extend the delivery dates of certain loan reporting requirements and post-closing items and (b) extend the measurement dates for certain financial covenants until such time as the Company borrows under the Loan Agreement or September 30, 2010, whichever is earlier.

As of June 30, 2010, there have been no draws on the revolving credit facility.

NOTE 13 – RELATED PARTY TRANSACTIONS

During fiscal 2010, the Company received payments from NXP B.V. (“NXP”) for services rendered under the master license agreement and technology services agreement between the Company and NXP. NXP is currently the holder of 2.5 million restricted shares of the Company’s stock. For the three and nine months ended June 30, 2010, the Company recognized $4.3 million and $10.7 million of revenue, respectively, and received $6.9 million and $20.6 million, respectively, for services performed under the master license agreement and technology services agreement. NXP has also provided transitional administrative services for the Company which were outlined in a transitional services agreement as part of the NXP Asset acquisition for which the Company has paid NXP $1.5 million and $2.5 million for the three and nine months ended June 30, 2010, respectively.

NOTE 14 – SUBSEQUENT EVENT

The Company evaluated subsequent events during the preparation of and through the completion of these unaudited condensed consolidated financial statements and has determined that there were no material subsequent events or transactions which would require recognition or disclosure.

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

In 2009, we accelerated the expansion of our product line. In January 2009, we announced a licensing agreement with AMD that grants Virage Logic the rights to license, modify and sell standards-based advanced interface IP that AMD designed for use in its extensive graphics processor product line. This agreement enabled Virage Logic to expand its product line to include complete standards-based solutions for the Mobile Industry Processor Interface (MIPI®).

On September 15, 2009, we closed the acquisition of approximately 85% of the outstanding shares of ARC International plc and began a statutory squeeze-out for the remaining ARC shares. In November 2009, we completed the acquisition of the remaining ARC shares and ARC became a wholly-owned subsidiary. The cost to acquire all of the ARC shares was approximately £25.2 million or approximately $41.6 million. The ARC configurable 32-bit processor cores and vertical application solutions complement Virage Logic’s broad portfolio of semiconductor IP and offer System-on-Chip (SoC) designers a single trusted source for highly differentiated IP. As the second most widely used processor architecture, ARC cores ship in more than 425 million units annually in products such as digital and mobile TVs, portable media players, PCs, laptops, flash storage, digital cameras and smart phones, as well as in medical and government systems. The acquisition of ARC expanded Virage Logic’s ability to serve the global semiconductor market by complementing its extensive portfolio of physical IP and standards-based advanced interface IP solutions with ARC’s widely used processor IP, a necessary component for complex SoC integrated circuits.

On November 16, 2009, we acquired from NXP B.V., a leading semiconductor company founded by Royal Philips Electronics Inc., certain rights to IP assets associated with selected NXP advanced CMOS libraries, IP blocks and SoC infrastructure along with other classes of semiconductor IP, including approximately 25 associated patent families and certain related equipment. In connection with the acquisition, we hired approximately 150 former NXP employees. In exchange for the NXP assets, we issued 2,500,000 shares of our common stock and paid $188,000 in cash to NXP. We also assumed liabilities that may arise after the closing relating to the former employees of NXP we hired and assumed certain liabilities of NXP under contracts related to the assets we assumed.

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

On December 1, 2009 we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The proceeds under the Loan Agreement may be used for general corporate purposes. The Loan Agreement provides for a two year revolving credit facility of $15 million, including the issuances of letters of credit. Availability of the loan amount is subject to a borrowing base restriction. The Company’s active domestic subsidiaries guarantee the obligations described in the Loan Agreement. The Company and the subsidiary guarantors grant the Silicon Valley Bank a security interest in substantially all of their assets, including accounts receivable, inventory, intellectual property and equipment. Interest under the Loan Agreement for the revolving credit facility will accrue, at the election of the Company, at LIBOR plus 4.00%, or the Prime Rate plus 1.50%. The interest rate under the Loan Agreement for the term loan will accrue, at the election of the Company, at LIBOR plus 4.50%, or the prime rate plus 2.00%. LIBOR is subject to a floor of 1.25% and the Prime Rate is subject to a floor of three month LIBOR plus 1.50%.

On June 9, 2010, we entered into a definitive merger agreement under which Synopsys, Inc. (“Synopsys”) has agreed to acquire all of our common stock for $12.00 per share in cash and we will become a wholly owned subsidiary of Synopsys. The transaction is subject to Virage Logic shareholder approval, as well as other customary closing conditions. The merger is subject to review by the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott Rodino Act (“HSR Act”). The applicable waiting period under the HSR Act expired at 11:59 p.m. Eastern daylight time on July 19, 2010. The merger is expected to close in the third calendar quarter of 2010.

On June 30, 2010 we entered into an amendment to its Loan Agreement with Silicon Valley Bank. The Company amended the Loan Agreement to (a) extend the delivery dates of certain loan reporting requirements and post-closing items and (b) extend the measurement dates for certain financial covenants until such time as the Company borrows under the Loan Agreement or June 30, 2010, whichever is earlier, all as set forth in sections 6.2 and 6.7 of the Loan Agreement.

The various forms of IP we offer are utilized by our customers to design and manufacture System-on-Chip (SoC) integrated circuits that are the foundation of today’s consumer, communications and networking, hand-held and portable devices, computer and graphics, automotive, and defense applications. Our semiconductor IP offering consists of (1) compilers that allow chip designers to configure our memories, or SRAMs, into different sizes and shapes on a single silicon chip, (2) IP and development solutions for embedded test and repair of on-chip memory instances, (3) software development tools used to design memory compilers, (4) NVM instances, (5) logic cell libraries, (6) DDR memory controller and MIPI® interface IP components, and (7) configurable 32-bit processor cores and vertical application solutions. We also provide design services related to our IP to the semiconductor industry.

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

We develop our embedded memory, logic, NVM, DDR PHY, and DLL, and PCIe, HDMI/DVI/DisplayPort and MIPI products to comply with certain silicon manufacturing processes used for our customers’ products. For our integrated device manufacturer customers, we develop our products to comply with the processes used by their internal manufacturing facilities. For our fabless semiconductor customers, we develop our products to comply with the processes of the pure-play semiconductor manufacturing facilities or foundries, which these companies rely on to manufacture the integrated circuits (ICs) for their products. We also pre-test certain products before their release to the market by designing and manufacturing specialty test ICs containing our semiconductor IP targeted for specific processes, so that we can provide our customers with silicon data and help ensure that ICs designed with our semiconductor IP will be manufacturable, while providing desired production yields. Our products are certified for production by several of the established pure-play foundries such as Chartered (now part of Global Foundries), IBM, TSMC, and UMC, as well as some of the emerging pure-play foundries such as Dongbu HiTek, Grace, HeJian, MagnaChip, SilTerra, SMIC, and Tower that are used by fabless semiconductor companies. Because we ensure that certain products are silicon-proven and production ready, our customers can proceed with confidence and benefit from shorter design times for new product development and reduced design and manufacturing costs.

We sell many of our products early in our customer’s design process, and there are typically time delays of 24 to 36 months between the sale of our products and the time we expect to receive royalty revenues. These time delays are due to the length of time required for our customers to implement our semiconductor IP into their designs, and then to manufacture, market and sell a product incorporating our products. As a result, we expect our royalty revenues to increase during periods in which manufacturing volumes of semiconductors containing our IP are growing. Future growth of our royalty revenue is dependent on our ability to increase the number of designs incorporating our products and on such designs achieving substantial manufacturing volumes.

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

Royalty revenues for the three months ended June 30, 2010 and 2009 were $6.1 million and $1.2 million, respectively. Royalty revenues for the nine months ended June 30, 2010 and 2009 were $16.9 million and $5.9 million, respectively.

As part of the transactions with NXP described above, NXP agreed to pay us $20 million under the master license agreement over a four-year period and $40 million under the technology services agreement over a four-year period. We have been dependent on a limited number of customers for a substantial portion of our annual revenues, although, excluding the NXP relationship, that dependency continues to decrease. Customers comprising our top 10 customer group have changed from time to time. We have two customers that generated 10% or more of our revenue for the three months ended June 30, 2010. We have one customer that generated 10% or more of our revenue for the nine months ended June 30, 2010. We had one customer that generated 10% or more of our revenue for the three months ended June 30, 2009 and two customers that generated 10% or more of our revenue for the nine months ended June 30, 2009.

Sales to customers located outside North America accounted for 64% and 45% of our revenues for the three months ended June 30, 2010 and 2009. Sales to customers located outside North America accounted for 59% and 50% of our revenues for the nine months ended June 30, 2010 and 2009. We have direct sales representatives and field application engineers located in North America, Europe, Japan and Asia to serve those regions. We also engage with distributors in all of these regions to further expand our sales channel. All revenues to date have been denominated in U.S. dollars.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that there have been no significant changes during the three and nine months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

The table below sets forth the changes in revenues from the three and nine months ended June 30, 2010 to the three and nine months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$18,288	67.4%	$9,007	75.6%	$9,281	103.0%
Maintenance	2,709	10.0%	1,730	14.5%	979	56.6%
Royalties	6,143	22.6%	1,184	9.9%	4,959	418.8%

Total revenues	$27,140	100.0%	$11,921	100.0%	$15,219	127.7%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Revenues:
License	$50,082	67.6%	$23,046	67.2%	$27,036	117.3%
Maintenance	7,095	9.6%	5,318	15.5%	1,777	33.4%
Royalties	16,866	22.8%	5,931	17.3%	10,935	184.4%

Total revenues	$74,043	100.0%	$34,295	100.0%	$39,748	115.9%

Revenues for the three months ended June 30, 2010 totaled $27.1 million, increasing 127.7% from $11.9 million for the three months ended June 30, 2009. The increase resulted from a $9.3 million increase in license revenues, $1.0 million increase in maintenance revenues, and an increase of $5.0 million in royalty revenues.

Revenues for the nine months ended June 30, 2010 totaled $74.0 million, increasing 115.9% from $34.3 million for the nine months ended June 30, 2009. The increase resulted from a $27.0 million increase in license revenues, $1.8 million increase in maintenance revenues, and an increase of $10.9 million in royalty revenues.

License revenues for the three months ended June 30, 2010 were $18.3 million, representing an increase of $9.3 million, or 103.0%, as compared to $9.0 million for the three months ended June 30, 2009. License revenues for the nine months ended June 30, 2010 were $50.1 million, representing an increase of $27.0 million, or 117.3%, as compared to $23.0 million for the nine months ended June 30, 2009. The license revenue increases for the three and nine months ended June 30, 2010 are mainly attributed to the revenues generated from the acquisition of ARC and the transaction we entered into with NXP along with a progressive change occurring in the semiconductor industry towards the use of third-party wafer foundries by an increasing number of SoC integrated circuit manufacturers, including most major IDMs.

Maintenance revenues for the three months ended June 30, 2010 were $2.7 million, representing an increase of $1.0 million, or 56.6%, as compared to $1.7 million for the three months ended June 30, 2009. Maintenance revenues for the nine months ended June 30, 2010 were $7.1 million, representing an increase of $1.8 million, or 33.4%, as compared to $5.3 million for the nine months ended June 30, 2009. The maintenance revenue increases for the three and nine months ended June 30, 2010 are mainly attributed to the revenues generated from the acquisition of ARC.

Royalty revenues for the three months ended June 30, 2010 were $6.1 million, representing a increase of $5.0 million, or 418.8%, as compared to $1.2 million for the three months ended June 30, 2009. Royalty revenues for the nine months ended June 30, 2010 were $16.9 million, representing an increase of $10.9 million, or 184.4%, as compared to $5.9 million for the nine months ended June 30, 2009. The increases in royalty revenues for the three and nine months ended June 30, 2010 are mainly attributed to increased sales of advanced technology semiconductor wafers from our foundry partners, and royalty income from semiconductor manufacturers for our ARC® processor product portfolio.

For the three and nine months ended June 30, 2010 and 2009, total revenues by geography were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Total Revenue by Geography
United States	$9,805	$7,057	$27,151	$16,953
Europe, Middle East and Africa (EMEA)	7,809	1,011	20,563	4,062
Taiwan	2,437	1,366	9,566	5,405
Other Asia (China, Malaysia, South Korea and Singapore)	4,693	1,197	9,323	3,931
Japan	1,244	1,043	4,263	2,394
Canada	1,152	247	3,177	1,550

Total	$27,140	$11,921	$74,043	$34,295

Cost and Expenses

The table below sets forth the changes in cost and expenses for the three and nine months ended June 30, 2010 and for the three and nine months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$5,959	22.0%	$2,529	21.2%	$3,430	135.6%
Research and development	13,510	49.8%	6,527	54.8%	6,983	107.0%
Sales and marketing	4,939	18.2%	2,574	21.6%	2,365	91.9%
General and administrative	4,776	17.6%	2,090	17.5%	2,686	128.5%
Goodwill impairment	—	—	—	—	—	0%
Restructuring	5,575	20.5%	22	0.2%	5,553	25,240.9%

Total cost and expenses	$34,759	128.1%	$13,742	115.3%	$21,017	152.9%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Cost and expenses:
Cost of revenues	$14,431	19.5%	$7,499	21.9%	$6,932	92.4%
Research and development	39,401	53.2%	22,246	64.8%	17,155	77.1%
Sales and marketing	13,660	18.4%	7,995	23.3%	5,665	70.9%
General and administrative	13,702	18.5%	6,856	20.0%	6,846	99.9%
Goodwill impairment	—	—	11,839	34.5%	(11,839)	(100.0)%
Restructuring	5,575	7.5%	1,495	4.4%	4,080	272.9%

Total cost and expenses	$86,769	117.1%	$57,930	168.9%	$28,839	49.8%

Cost of Revenues

Cost of revenues is determined principally based on allocation of costs associated with custom contracts and maintenance contracts, which consist primarily of personnel expenses, allocation of facilities costs, and amortization of acquired software and depreciation of capital equipment. Cost of revenues for the three months ended June 30, 2010 totaled $6.0 million, representing an increase of $3.4 million, or 135.6%, from $2.5 million for the three months ended June 30, 2009. The increase for the three months was primarily attributable to additional cost of revenue from services provided to NXP. Cost of revenues for the nine months ended June 30, 2010 totaled $14.4 million, representing an increase of $6.9 million, or 92.4%, from $7.5 million for the nine months ended June 30, 2009. The increase for the nine months was primarily attributable to additional cost of revenue from services provided to NXP.

Research and Development Expenses

Research and development expenses primarily include personnel expense, software license and maintenance fees, amortization of intangible assets and capital equipment depreciation expenses. Research and development expenses for the three months ended June 30, 2010 totaled $13.5 million, an increase of $7.0 million, or 107.0%, from $6.5 million for the three months ended June 30, 2009. Research and development expenses as a percentage of total revenue for the three months ended June 30, 2010 decreased to 49.8% from 54.8% for the same period in fiscal 2009. The increase was primarily attributable to $3.9 million of additional personnel expenses, $0.8 million of professional and consulting fees, $0.8 million of software license fees and $1.0 million of amortization of intangible assets due to the acquisitions of ARC International and the NXP assets. For the nine months ended June 30, 2010, research and development expenses increased $17.2 million, or 77.1%, from $22.2 million in fiscal 2009 to $39.4 million in fiscal 2010. Research and development expenses as a percentage of total revenue for the nine months ended June 30, 2010 decreased to 53.2% from 64.8% for the same period in fiscal 2009. The increase in research and development expenses for the nine ended June 30, 2010 were primarily due to the additional research and development expenses as a result of hiring additional employees in connection with the recent acquisition of ARC and the transactions we entered into with NXP. The increase was primarily attributable to $8.1 million of additional personnel expenses, $2.3 million of professional and consulting fees, $2.1 million of software license fees and $3.4 million of amortization of intangible and assets due to the acquisitions of ARC International and the NXP assets.

Sales and Marketing Expenses

Sales and marketing expenses consist mainly of personnel expenses, commissions, advertising and promotion-related costs. Sales and marketing expenses for the three months ended June 30, 2010 totaled $4.9 million, representing an increase of $2.4 million, or 91.9%, over the same period in fiscal 2009. The increase in sales and marketing expenses for the three months ended June 30, 2010 was primarily attributable to increases of $0.8 million in sales commissions due to increased bookings and new sales, $1.0 million of payroll related expenses, $0.1 million of travel expenses and $0.2 of million marketing expenses. Sales and marketing expenses as a percentage of revenue were 18.2% for the three months ended June 30, 2010, compared to 21.6% for the three months ended June 30, 2009. For the nine months ended June 30, 2010, total sales and marketing expense increased by $5.7 million, or 70.9%, from $8.0 million in fiscal 2009 to $13.7 million in fiscal 2010. The increase was primarily attributed to increases of $2.1 million in sales commissions due to increased bookings and new sales, $2.7 million of payroll related expenses, $0.2 million in travel expenses and $0.2 million in marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, corporate governance and other costs associated with the management of our business. General and administrative expenses for the three months ended June 30, 2010 totaled $4.8 million, representing an increase of $2.7 million, or 128.5%, over the three months ended June 30, 2009. The increase in general and administrative expenses for the three months ended June 30, 2010 was mainly attributable to increases of $1.5 million in professional fees related to acquisition integration, $0.7million of payroll related expenses and $0.2 million of facilities and other recurring expenses due to the acquisition of ARC and the transaction entered into with NXP. General and administrative expenses, as a percentage of total revenue were 17.6% for the three months ended June 30, 2010, compared to 17.5% for the same period in fiscal 2009. For the nine months ended June 30, 2010, total general and administrative expense increased by $6.8 million from $6.9 million in fiscal 2009 to $13.7 million in fiscal 2010. The increase in general and administrative expenses for the nine months ended June 30, 2010 was mainly attributable to increases of $4.1 million in professional fees related to acquisition integration, $2.1 million of payroll related expenses and $0.7 million of facilities and other recurring expenses due to the acquisitions of ARC and NXP assets, offset by a decrease of $0.2 million of bad debt expenses. The increase in general and administrative expenses for the three and nine months ended June 30, 2010 was mainly attributable to the acquisitions of ARC and NXP assets.

Goodwill Impairment

There was no goodwill impairment for the three and nine months ended June 30, 2010. Goodwill impairment for the three and nine months ended June 30, 2009 was $11.8 million, representing a write-off of all goodwill as a result of a triggering event in the second quarter of fiscal 2009. The Company determined that the restructuring plan it undertook in the first quarter of fiscal 2009 represented a triggering event to assess its goodwill. As a result of the significant negative industry and economic trends affecting the Company’s operations and expected future growth as well as the general decline of industry valuations impacting the Company’s valuation in fiscal, the Company determined that goodwill was impaired in the three and nine months ended June 30, 2009. There is no impairment loss for the same periods ended June 30, 2010.

Restructuring

Restructuring expense for the three and nine months ended June 30, 2010 was $5.6 million, compared to $22,000 and $1.5 million for the same respective periods of fiscal 2009. The increase in the current period is due to the June 2010 restructuring of the acquired NXP Assets in an effort to reduce operating expenses and improve operating margins and cash flows. The restructuring plan was intended to decrease costs through job eliminations due to job redundancy and alignment with current and expected product offerings. The restructuring reduced the Company’s overall headcount by 8%, primarily in engineering.

Interest Income and Other Income (Expense), net

The table below sets forth the changes in interest income and other income (expense), net from the three and nine months ended June 30, 2010 to the three and nine months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Interest income and other income (expense), net:
Interest income	$32	0.1%	$167	1.4%	$(135)	(80.8)%
Other income (expense), net	253	0.9%	(239)	(2.0)%	492	NM

Total interest income and other income (expense), net	$285	1.0%	$(72)	(0.6)%	$357	NM

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of total revenues	Amount	% of total revenues
Interest income and other income (expense), net:
Interest income	$126	0.2%	$814	2.4%	$(688)	(84.5)%
Other income (expense), net	1,004	1.3%	(124)	(0.4)%	1,128	NM

Total interest income and other income (expense), net	$1,130	1.5%	$690	2.0%	$440	63.8%

Interest income and other income (expense), net, for the three months ended June 30, 2010 totaled $0.3 million of income compared to $0.1 million of expense for the same period in fiscal 2009. The increase of $0.4 million is largely due to $0.5 million increase in foreign exchange gain offset by $0.1 million decrease in interest income due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities. Interest income and other income (expense), net, for the nine months ended June 30, 2010 totaled $1.1 million of income compared to $0.7 million of income for the same period in fiscal 2009. The increase of $1.2 million in foreign exchange gain was offset by $0.7 million decrease in interest income due to lower investment balances and lower interest rates earned in our investment portfolio of marketable securities.

Income Tax Provision (Benefit)

The table below sets forth the changes in income tax provision (benefit) from the three months ended June 30, 2010 to the three months ended June 30, 2009 (in thousands, except percentage data):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$(2,732)	(10.1)%	$29	0.2%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
	Amount	% of total revenues	Amount	% of total revenues
Income tax provision (benefit)	$(3,686)	(5.0)%	$7,935	23.1%

For the three and nine months ended June 30, 2010, we recorded an income tax benefit of $2.7 million and $3.7 million, respectively. For the three months and nine months ended June 30, 2009, we recorded an income tax provision of $29,000 and $7.9 million, respectively. The provision for income taxes for the nine months ended June 30, 2010 is based on our annual effective tax rate. The income tax provision for the three and nine month ended June 30, 2009 included a provision of $11.0 million related to the valuation allowance placed against deferred tax assets. The fiscal 2010 effective tax rate is lower than the fiscal 2009 rate as a result of the provision for the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments at June 30, 2010 and September 30, 2009 were as follows (in thousands):

	June 30, 2010	September 30, 2009	Change
Cash and cash equivalents	$29,210	$22,473	$6,737
Short-term investments	860	7,383	(6,523)

Total cash, cash equivalents and short-term investments	$30,070	$29,856	$214

Our cash and cash equivalents totaled $29.2 million as of June 30, 2010 and $22.5 million as of September 30, 2009. As of June 30, 2010 and September 30, 2009, our short-term investments totaled $0.9 million and $7.4 million, respectively. In aggregate, cash, cash equivalents and short-term investments in marketable securities as of June 30, 2010 totaled $30.1 million, compared to $29.9 million at September 30, 2009. The primary sources of our cash for the nine months ended June 30, 2010 were from collections of accounts receivable and proceeds from maturity of investments.

The net increase in cash and cash equivalents for the nine months ended June 30, 2010 and June 30, 2009 were as follows (in thousands):

	Nine Months Ended		Change
	June 30, 2010	June 30, 2009
Cash provided by (used in) operating activities	$3,744	$(4,368)	$8,112
Cash provided by investing activities	1,315	8,176	(6,861)
Cash provided by financing activities	1,480	248	1,232
Effect of exchange rates on cash	198	300	(102)

Net increase in cash and cash equivalents	$6,737	$4,356	$2,381

Net cash provided in operating activities was $3.7 million for the nine months ended June 30, 2010, representing an increase of $8.1 million over net cash used in operating activities of $4.4 million for the nine months ended June 30, 2009. The change in cash flows from operating activities was primarily attributable to a reduction in net loss of $23.0 million. The reduction in net loss of $23.0 million and an increase of $2.6 million in changes in operating assets and liabilities were offset by decreases of $17.4 million in non-cash charges primarily due to goodwill impairment of $11.8 million and deferred tax assets of $12.9 million during the nine months ended June 30, 2009 offset by increases in intangible asset amortization of $4.6 million, share-based compensation of $3.0 million, and depreciation of $1.0 million during the nine months ended June 30, 2010.

Net cash provided by investing activities was $1.3 million for the nine months ended June 30, 2010, representing a decrease of $6.9 million over net cash provided by investing activities of $8.2 million for the nine months ended June 30, 2009. The decrease of $6.9 million from the investing activities resulted from a decrease in proceeds from maturities of investments of $45.9 million and an increase in cash used for acquisitions of $3.0 million offset by a decrease in purchase of investments of $41.5 million and a decrease in property and equipment purchases of $0.5 million.

Net cash provided by financing activities totaled $1.5 million for the nine months ended June 30, 2010, representing an increase of $1.2 million over net cash used in financing activities of $0.2 million for the nine months ended June 30, 2009. The increase of $1.2 million was attributed to $0.6 million used in the purchase of treasury stock in the first half of fiscal 2009 and an increase of $0.3 million in proceeds from issuance of common stock and excess tax benefits related to share-based compensation during the first three quarters of fiscal 2010.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations and commercial commitments at June 30, 2010 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$6,596	$2,543	$2,165	$1,245	$643
Capital lease obligations	87	87	—	—	—
Purchase obligations (1)	15,865	8,966	6,251	648	—

Total contractual obligations	$22,548	$11,596	$8,416	$1,893	$643

(1)	Reflects amounts payable under contracts primarily for product development software licenses, maintenance and payments due under other technology licensing agreements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to the impact of interest rate changes and changes in the market values of our investments. We maintain an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. Our investments primarily consist of short-term commercial paper, U.S. government sponsored enterprise bonds and U.S. treasury bills. Our cash equivalents and short-term investments balance of $4.3 million at June 30, 2010 consists of instruments with original maturities of less than one year. The estimated fair value of our investment portfolio as of June 30, 2010, assuming a 100 basis point increase in market interest rates, would decrease by approximately $700, which would not materially affect our operations. We have the ability to hold our fixed income investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. If necessary, we may sell short-term investments prior to maturity to meet our liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer supervised and participated in the evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to legal proceedings and claims of various types in the ordinary course of business. We believe based on information currently available to management that the resolution of such claims will not have a material adverse impact on our condensed consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended September 30, 2009, which we filed with the Securities and Exchange Commission on December 11, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first half of fiscal 2010. The following discussion is of material changes to the risk factors disclosed in that report; you should also read the risk factors set forth in that report as we continue to be subject to them.

The pending Merger of the Company with Synopsys, Inc. pursuant to the Agreement and Plan of Merger dated June 9, 2010 (the “Merger Agreement”) is subject to a number of conditions that must be satisfied prior to closing. If we are unable to satisfy these conditions, the Merger may not occur. Should the Merger fail to close for any reason, our business, financial condition, results of operations and cash flows may be materially adversely affected.

The Merger Agreement contains a number of conditions that must be satisfied before the closing of the Merger can occur, including, without limitation, (1) adoption of the Merger Agreement by holders of a majority of our outstanding shares, (2) the absence of a legal or regulatory restraint or prohibition or other governmental action that would prevent the closing of the merger, and no statute, rule, regulation or order will have been enacted, entered enforced or deemed applicable to the merger, which prohibits, makes illegal, or enjoins the closing of the merger, (3) subject to certain materiality exceptions, the accuracy of the representations and warranties made by Synopsys and the Company, respectively, on and as of June 9, 2010 and the closing date, and compliance by Synopsys and the Company with their respective obligations under the Merger Agreement, (4) the compliance in all material respects with all covenants and obligations required to be performed and complied with by Synopsys or the Company under the Merger Agreement at or before the closing, (5) the absence of a suit, action or proceeding initiated by a governmental entity pending before any governmental entity or arbitrator wherein an unfavorable injunction, judgment, order, decree, ruling or charge would (a) prevent the consummation of the transactions contemplated by the Merger Agreement, (b) cause such transactions to be rescinded, (c) prohibit, limit or adversely affect the ownership, control or operation by Synopsys, the Company or any of their respective affiliates of the business or assets of the Company or Synopsys, or require any such person to effect a divestiture, or (d) have a material adverse effect on the Company or Synopsys, and no such injunctions, judgments, orders, decrees, rulings or charges shall be in effect, nor shall any applicable law have been enacted having any such effect, and (6) the absence of a material adverse effect on the Company since June 9, 2010. If we are unable to satisfy one or more of these conditions, and as a result, not complete the Merger, we may lose suppliers, customers, and key employees, which would materially adversely affect our business, financial condition, results of operations and cash flows.

In addition, the Merger Agreement contains certain termination rights for both the Company and Synopsys. The Merger Agreement provides that, upon termination of the Merger Agreement under certain circumstances, the Company would be required to pay Synopsys a termination fee of $11 million. If we are required to reimburse Synopsys for its fees and expenses or pay Synopsys a termination fee, our business, financial condition, results of operations and cash flows would be materially adversely affected.

We may experience additional losses in the future and may have difficulty returning to profitability.

We recorded a net loss of $7.9 million for the first nine months of fiscal 2010 and a net loss of $30.8 million for the same period of fiscal 2009. The loss for the nine months of fiscal 2009 was mainly due to goodwill impairment of $11.8 million and tax provision of $11.0 million related to valuation allowance placed against deferred tax assets. Though we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock. In addition, if we incurred losses for a sustained period we may be prevented from being able to fully utilize our deferred tax assets which would result in the need for an additional valuation allowance to be recorded.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Exhibits
10.1	Amended and Restated Change in Control Severance Agreement, by and between Brian Sereda and Virage Logic Corporation, dated as of June 6, 2010

10.2	Amended and Restated Change in Control Severance Agreement, by and between Alex Shubat and Virage Logic Corporation, dated as of June 6, 2010

10.3	Offer Letter, by and between Virage Logic Corporation and J. Daniel McCranie, dated as of January 5, 2007

10.4	Offer Letter, by and between Virage Logic Corporation and Brian Sereda, dated as of August 18, 2008

10.5	Form of Change in Control Severance Agreement(1)

10.6	Agreement and Plan of Merger, by and among Synopsys, Inc., Vortex Acquisition Corp. and Virage Logic Corporation, dated as of June 9, 2010(2)

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on March 8, 2007.
(2)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on June 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	VIRAGE LOGIC CORPORATION

/s/ Alexander Shubat
Dr. Alexander Shubat
President and Chief Executive Officer

/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No	Exhibits
10.1	Amended and Restated Change in Control Severance Agreement, by and between Brian Sereda and Virage Logic Corporation, dated as of June 6, 2010

10.2	Amended and Restated Change in Control Severance Agreement, by and between Alex Shubat and Virage Logic Corporation, dated as of June 6, 2010

10.3	Offer Letter, by and between Virage Logic Corporation and J. Daniel McCranie, dated as of January 5, 2007

10.4	Offer Letter, by and between Virage Logic Corporation and Brian Sereda, dated as of August 18, 2008

10.5	Form of Change in Control Severance Agreement(1)

10.6	Agreement and Plan of Merger, by and among Synopsys, Inc., Vortex Acquisition Corp. and Virage Logic Corporation, dated as of June 9, 2010(2)

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act as amended, as Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on March 8, 2007.
(2)	Incorporated by reference to Virage Logic’s Current Report on Form 8-K filed on June 10, 2010.